Form 10-Q
period 1996-03-31
VESTA INSURANCE GROUP INC
filed 1996-05-09
CIK 911576

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
 [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

 [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________TO _______________________

                         COMMISSION FILE NUMBER 1-12338

                          VESTA INSURANCE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               63-1097283
    (STATE OF OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


          3760 RIVER RUN DRIVE                           35243
          BIRMINGHAM, ALABAMA                          (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

                                 (205) 970-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       The number of shares outstanding of the registrant's common stock,
                      $.01 par value, as of March 31, 1996
                                   18,919,939

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                          VESTA INSURANCE GROUP, INC.

                                     INDEX

 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Consolidated Balance Sheet at March 31, 1996 and
         December 31, 1995.................................................    1
         Consolidated Statement of Operations for the Three
         Months Ended March 31, 1996 and 1995..............................    2
         Consolidated Statement of Cash Flows for the Three
         Months Ended March 31, 1996 and 1995..............................    3
         Notes to Consolidated Financial Statements........................    4
 ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................    5
 PART II OTHER INFORMATION
 Item 1. Legal Proceedings.................................................    9
 Item 2. Changes in Securities.............................................    9
 Item 3. Defaults Upon Senior Securities...................................    9
 Item 4. Submission of Matters to a Vote of Security Holders...............    9
 Item 5. Other Information.................................................    9
 Item 6. Exhibits and Reports on Form 8-K..................................   10

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                          VESTA INSURANCE GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         MARCH 31    DECEMBER 31
                                                           1996         1995
                                                        -----------  -----------
                                                        (UNAUDITED)
Assets:
 Investments:
  Fixed maturities held to maturity, at amortized cost
    (estimated market value:
    1996--$-0-; 1995--0)..............................         $-0-      $ -0-
  Fixed maturities available for sale--at market
    (cost: 1996--$301,792; 1995--$311,157)............      303,794    316,551
  Equity securities--at market: (cost: 1996--$1,497;
    1995--$595).......................................        4,173      3,208
  Real estate.........................................          --         --
  Short-term investments..............................      106,652     95,927
                                                        -----------   --------
   Total investments..................................      414,619    415,686
 Cash.................................................        5,847      6,832
 Accrued investment income............................        6,031      5,548
 Premiums in course of collection ....................      237,289    184,717
 Reinsurance balances receivable......................       70,097     74,153
 Reinsurance recoverable on paid losses...............       66,139     44,335
 Deferred policy acquisition costs....................       77,488     67,831
 Property and equipment...............................        3,336      3,682
 Other assets.........................................        4,450      7,318
 Goodwill.............................................        7,411      7,522
                                                        -----------   --------
   Total assets.......................................  $   892,707   $817,624
                                                        ===========   ========
Liabilities:
 Reserves for:
  Losses and loss adjustment expenses.................      248,897    199,314
  Unearned premiums...................................      188,021    168,512
                                                        -----------   --------
                                                            436,918    367,826
 Accrued income taxes.................................       19,638     15,969
 Reinsurance balances payable.........................       24,592     27,748
 Other liabilities....................................        9,155     12,299
 Short term debt......................................       15,000     15,000
 Long term debt.......................................       98,163     98,163
                                                        -----------   --------
   Total liabilities..................................      603,466    537,005

Commitments and contingencies
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized, none
  issued..............................................           --         --
 Common stock, $.01 par value, 32,000,000 shares
  authorized,
  issued: 1996--18,919,939 shares; 1995--18,878,190...          190        189
 Additional paid-in capital...........................      160,537    159,449
 Unrealized investment gains (losses), net of
  applicable taxes....................................        3,040      5,205
 Retained earnings....................................      129,196    119,458
 Receivable from issuance of restricted stock.........       (2,847)    (3,162)
 Treasury stock.......................................         (875)      (520)
                                                        -----------   --------
   Total stockholders' equity.........................      289,241    280,619
                                                        -----------   --------
   Total liabilities and stockholders' equity.........  $   892,707   $817,624
                                                        ===========   ========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED MARCH 31
                                                  -----------------------------
                                                       1996           1995
                                                  --------------  -------------
                                                          (UNAUDITED)
Revenues:
 Net premiums written............................ $      152,509        $90,391
 Increase in unearned premiums...................         (7,373)       (14,492)
                                                  --------------  -------------
 Net premiums earned.............................        145,136         75,899
 Net investment income...........................          4,946          3,853
 Other...........................................             44             49
                                                  --------------  -------------
    Total revenues...............................        150,126         79,801

Expenses:
 Losses incurred.................................         80,075         43,692
 Loss adjustment expenses incurred...............          3,703          1,662
 Policy acquisition expenses.....................         40,167         16,120
 Operating expenses..............................          5,650          4,873
 Premium taxes and fees..........................          2,370          1,566
 Interest on debt................................          2,470            427
 Goodwill........................................            125              0
                                                  --------------  -------------
    Total expenses...............................        134,560         68,340

Net income before income taxes...................         15,566         11,461
Income taxes.....................................          5,057          3,654
                                                  --------------  -------------
    Net income................................... $       10,509  $       7,807
                                                  ==============  =============
Per share amounts:
    Net income................................... $          .56  $         .41
                                                  ==============  =============

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                           --------------------
                                                             1996       1995
                                                           ---------  ---------
                                                              (UNAUDITED)
Operating Activities:
 Net Income............................................... $  10,509  $  7,807
 Adjustments to reconcile net income to cash provided from
  operations:
  Change in:
   Loss and LAE reserves..................................    49,583    24,278
   Unearned premium reserve...............................    19,509    14,816
   Reinsurance balances payable...........................    (3,156)  (22,496)
   Accrued income taxes...................................     4,834     1,904
   Other liabilities......................................    (3,144)    3,565
   Premiums in course of collection.......................   (52,573)  (43,016)
   Reinsurance balances receivable........................     4,055        (7)
   Reinsurance recoverable on paid losses.................   (21,804)    7,880
   Other assets...........................................     2,497    (1,440)
  Policy acquisition costs deferred.......................   (16,110)  (10,363)
  Policy acquisition costs amortized......................     6,453     3,131
  Amortization and depreciation...........................       900       671
  Gain (Loss) on disposition of property, plant and equip-
   ment...................................................         0       (70)
                                                           ---------  --------
   Net cash provided from (used in) operations............     1,553   (13,340)

Investing Activities:
 Investments sold or matured:
  Fixed maturities held to maturity-matured, called.......         0     3,207
  Fixed maturities available for sale-matured, called.....    10,028       701
                                                           ---------  --------
   Total investments sold or matured......................    10,028     3,908

 Investments acquired:
  Fixed maturities available for sale.....................    (1,216)     (802)
  Equity securities.......................................      (902)        0
                                                           ---------  --------
   Total investments acquired.............................    (2,118)     (802)
Net decrease in short-term investments....................   (10,727)    3,416
Additions to property, plant and equipment................         0      (586)
Dispositions of property, plant and equipment.............         0       319
                                                           ---------  --------
   Net cash provided from (used in) investing activities..    (2,817)    6,255

Financing Activities:
 Dividends paid...........................................      (708)     (628)
 Capital contributions....................................       986        80
                                                           ---------  --------
   Net cash provided from (used in) financing activities..       278      (548)
Increase (decrease) in cash...............................      (986)   (7,633)
Cash at beginning year....................................     6,833    21,399
                                                           ---------  --------
Cash at end of year....................................... $   5,847  $ 13,766
                                                           =========  ========

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

  Basis of Presentation: The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1995 Annual Report. Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders' equity or net income during the period involved.

  Stock Split: On January 22, 1996 Vesta Insurance distributed one share for every two shares owned by shareholders of record as of January 5, 1996 in the form of a stock dividend. All prior year share and per share data has been restated to give effect for the dividend.

  Earnings Per Share: Net earnings per share is calculated by dividing net income by weighted average number of common share and common equivalent shares outstanding including the net effect of the restricted stock grants. The weighted average number of common shares and common equivalent shares outstanding for the three month period ended March 31, 1996 and 1995 was 18,911,223 and 18,829,361, respectively.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Vesta Insurance Group, Inc. (the "Company" or "Vesta") is a holding company for a group of property and casualty insurance companies (the "Vesta Group") that offer treaty reinsurance and primary insurance on personal and commercial risks. In both its reinsurance and primary insurance operations, the Company focuses principally on property coverages, for which ultimate losses generally can be more promptly determined than on casualty risks. The Company's revenues from operations are derived primarily from net premiums earned on risks written and reinsured by the Company, investment income and investment gains or losses, while expenses consist primarily of payments for claims losses and underwriting expenses, including agents' commissions and operating expenses.

Comparison of First Quarter 1996 to First Quarter 1995

  Net income increased by $2.7 million, or 34.6%, to $10.5 million for the quarter ended March 31, 1996, from $7.8 million for the quarter ended March 31, 1995. On a per share basis, net income for the first quarter of 1996 was $.56 per share versus net income of $.41 per share for the first quarter of 1995.

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased by $83.0 million, or 74.5%, to $194.4 million for the quarter ended March 31, 1996, from $111.4 million for the quarter ended March 31, 1995, as gross premiums written on reinsurance risks increased by $71.6 million and gross premiums written on primary insurance risks increased by $11.5 million. Net premiums written increased by $62.1 million, or 68.7%, to $152.5 million for the quarter ended March 31, 1996, from $90.4 million for the quarter ended March 31, 1995.

  Gross premiums written for reinsurance increased by $71.5 million, or 86.3%, to $154.5 million for the quarter ended March 31, 1996, from $83.0 million for the quarter ended March 31, 1995. This growth was attributable to an increase in gross premiums written on pro rata business. The growth in pro-rata reinsurance gross premiums written was due to growth in existing accounts as well as the addition of new accounts in 1996 as compared to 1995. Net premiums written for reinsurance increased $45.8 million, or 62.8%, to $118.7 million for the quarter ended March 31, 1996, from $72.9 million for the quarter ended March 31, 1995.

  Gross premiums written for primary insurance increased by $11.5 million, or 40.5%, to $39.9 million for the quarter ended March 31, 1996, from $28.4 million for the quarter ended March 31, 1995 due principally to a $11.2 million increase in personal lines premiums. Gross premiums written for personal products increased 72.3%, to $26.7 million for the quarter ended March 31, 1996, compared to $15.5 million for the quarter ended March 31, 1995. The growth was primarily attributable to the acquisition of the Hawaiian Insurance and Guaranty Company, Ltd. in June 1995. Gross premiums on commercial lines rose 3.1%, from $12.8 million for the quarter ended March 31, 1995 to $13.2 million for the quarter ended March 31, 1996.

  Net premiums written for primary insurance increased by $16.3 million, or 93.1%, to $33.8 million for the quarter ended March 31, 1996, from $17.5 million for the quarter ended March 31, 1995.

  Net premiums earned increased by $69.2 million, or 91.2%, to $145.1 million for the quarter ended March 31, 1996, from $75.9 million for the quarter ended March 31, 1995. The increase in earned premiums is primarily attributable to the increase in net written premiums for the quarter ended March 31, 1996.

  Net Investment Income. Net investment income increased by $1.0 million, or 25.6%, to $4.9 million for the quarter ended March 31, 1996, from $3.9 million for the quarter ended March 31, 1995. The weighted average yield on invested assets (excluding realized and unrealized gains) was 5.6% for the quarter ended March 31, 1996, compared with 5.7% for the quarter ended March 31, 1995. The increase in net investment income is primarily attributable to the increase in average invested assets relating to the receipt of proceeds from the sale by the Company of $100 million of its 8.75% Senior Debentures due 2025.

  Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses ("LAE") increased by $38.4 million, or 84.6%, to $83.8 million for the quarter ended March 31, 1996, from $45.4 million for the quarter ended March 31, 1995. The loss and LAE ratio for the quarter ended March 31, 1996 was 57.7% as compared to 59.8% for the quarter ended March 31, 1995. This decreased loss and LAE ratio for 1996 was due principally to better overall results in the Company's personal lines which is partly attributable to the acquisition of HIG, and better loss results in the reinsurance operations.

  Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses increased by $25.6 million, or 113.3%, to $48.2 million for the quarter ended March 31, 1996, from $22.6 million for the quarter ended March 31, 1995. The underwriting expense ratio for the quarter ended March 31, 1996, was 33.2%, as compared to 29.7% for the quarter ended March 31, 1995. The increase in the underwriting expense ratio resulted principally from increased contingent commissions on the Company's pro-rata reinsurance business.

  Federal Income Taxes. Federal income taxes increased by $1.4 million, or 37.8%, to $5.1 million for the quarter ended March 31, 1996. The effective rate on pre-tax income increased from 31.9% to 32.5% for the quarter ended March 31, 1996. This increase was due primarily to a smaller portion of income from tax free municipal bonds in 1996 versus 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Group, a group of wholly owned property and casualty insurance companies including Vesta Fire. The several insurance company subsidiaries comprising Vesta Group are individually supervised by state insurance regulators. Vesta Fire is the principal operating subsidiary of the Company.

  As a holding company with no other business operations, the Company relies primarily upon dividend payments from Vesta Fire to meet its cash requirements (including its debt service) and to pay dividends to its stockholders. Transactions between Vesta Fire and the Company, including the payment of dividends by Vesta Fire, are subject to certain limitations under the insurance laws of Alabama. Specifically, Alabama law permits the payment of dividends in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. Based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 1996 without prior approval of regulatory authorities is approximately $32 million.

  The principal uses of funds at the holding company level are to pay operating expenses, interest on outstanding indebtedness and dividends to stockholders. During the last three years, the insurance subsidiaries of the Company have produced operating results sufficient to fund the needs of the Company. There can be no assurance as to the ability of the Company's insurance subsidiaries to continue to pay dividends at current levels. However, the Company is not aware of any demands or commitments of the insurance subsidiaries that would prevent the payment of dividends to the Company sufficient to meet the anticipated needs (including debt service) of the Company over the next twelve months.

  During the first quarter of 1996, the Company paid approximately $0.7 million in dividends on its common stock, and it is expected that the Company will pay approximately $2.8 million for all of 1996. The Company is also required to make semi-annual interest payments of $4.4 million on its $100 million of 8.75% Senior Debentures due 2025.

  The principal sources of funds for the Company's insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. In order to provide further liquidity, the Company secured a $40 million line of credit with a group of domestic banks pursuant to a Credit Agreement, dated August 11, 1994 (the "Credit Agreement"). To date, the Company has borrowed $15 million under this line of credit for general corporate purposes. The Credit Agreement relating to this line of credit contains certain covenants that require, among other things, the Company to maintain a certain consolidated net worth, maintain a certain amount of investment income available for the payment of interest expense, cause each insurance subsidiary to maintain a certain total adjusted capital and which limit the amount of indebtedness the Company can have. The Company is in compliance with these covenants.

  On a consolidated basis, net cash provided from (used in) operations for the quarters ended March 31, 1996 and 1995, was $1.6 million and $(13.3) million, respectively. Net cash provided from operations in 1996 was due principally to the large increase in premiums written. Cash flow during 1995 was adversely affected by the settlement of the unearned premium portfolio transfer on the Company's 75% personal lines quota share reinsurance contract.

  Total assets of the Company increased by 9.2% to $892.7 million in 1996, from $817.6 million in 1995. Cash and invested assets were $420.5 million at March 31, 1996, decreasing 0.5% from December 31, 1995.

  As of March 31, 1996, the Company's investment portfolio consisted of cash and short-term investments (26.8%), U.S. Government securities (8.0%), mortgage-backed securities (2.2%), corporate bonds (22.0%), foreign government securities (0.5%), municipal bonds (39.6%) and equity securities (0.9%). According to Moody's, 98.1% of the Company's portfolio is rated A or better. The Company expects current cash flow to be sufficient to meet operating needs, although invested assets have been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs. Beginning in June of each year, the Company begins to increase its holdings of cash and short-term investments. This practice facilitates the Company's ability to meet its higher short-term cash needs during the hurricane season.

  On June 19, 1995, the Company acquired all of the issued and outstanding stock of HIG, a property and casualty insurance company headquartered and doing business in the State of Hawaii, for a cash purchase price, including expenses, of $36 million. The purchase price was funded with cash from operations. The use of cash to fund this transaction has not had a material effect on the Company's liquidity. To the contrary, revenues generated from HIG's operations have had a positive effect on the Company's liquidity.

  On July 19, 1995, the Company sold $100 million of 8.75% Senior Debentures due 2025. The proceeds from the sale were used to repay the Company's $28 million loan from UIMCO, a subsidiary of Torchmark. The Company used the remainder of the proceeds to increase the capital and surplus of its principal insurance subsidiary, Vesta Fire Insurance Corporation.

                                    PART II

                           ITEM 1. LEGAL PROCEEDINGS

  The Company, through its subsidiaries, is routinely a party to pending or threatened legal proceedings and arbitrations. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other specified relief. Based upon information presently available, and in light of legal and other defenses available to the Company and its subsidiaries, management does not consider liability from any threatened or pending litigation to be material.

                         ITEM 2. CHANGES IN SECURITIES

  None.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                           ITEM 5. OTHER INFORMATION

  None.

                                 EXHIBITS INDEX

  Exhibit
    No.                              Description
  -------                            -----------
  3.1      Restated Certificate of Incorporation of the Company, dated
           September 1, 1993 (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-
           68114) of Vesta Insurance Group, Inc., filed on October 18,
           1993 and incorporated herein by reference (File No. 1-12338)).
  3.2      By-Laws of the Company (Amended and Restated as of October 1,
           1993) (filed as an exhibit to Amendment No. 1 to the Registra-
           tion Statement on Form S-1 (Registration No. 33-68114) of
           Vesta Insurance Group, Inc., filed on October 18, 1993 and in-
           corporated herein by reference (File No. 1-12338)).
  4.1      Indenture between the Company and Southtrust Bank of Alabama,
           National Association, dated as of July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended December
           31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)).
  4.2      Supplemental Indebenture between the Company and Southtrust
           Bank of Alabama, National Association, dated July 19, 1995
           (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorpo-
           rated herein by reference (File No. 1-12338)).
 10.1      Separation and Public Offering Agreement between Torchmark
           Corporation and the Company dated September 13, 1993 (filed as an exhibit to the Company's Form 10-K for the year ended De-
           cember 31, 1993, filed on March 28, 1994 and incorporated
           herein by reference (File No. 1-2338)).
 10.2      Marketing and Administrative Services Agreement between Lib-
           erty National Fire Insurance Company, Liberty National Insur-
           ance Corporation and Liberty National Life Insurance Company dated September 13, 1993 (filed as an exhibit to the Company's
           Form 10-K for the year ended December 31, 1993, filed on March
           28, 1994 and incorporated herein by reference (File No. 1-
           2338)).
 10.3      Investment Services Agreement between Waddell & Reed Asset
           Management Company and the Company (filed as an exhibit to
           Amendment No. 1 to the Registration Statement on Form S-1
           (Registration No. 33-68114) of Vesta Insurance Group, Inc.,
           filed on October 18, 1993 and incorporated herein by reference
           (File No. 1-12338)) dated September 13, 1993.
 10.5      Management Agreement between J. Gordon Gaines, Inc., Liberty
           National Fire Insurance Company, Sheffield Insurance Corpora-
           tion, Liberty National Insurance Corporation and Vesta Insur-
           ance Corporation dated November 15, 1994 (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
           1993, filed on March 28, 1994 and incorporated herein by ref-
           erence (File No. 1-2338)).
 10.6      Form of Restricted Stock Agreement (filed as an exhibit to the
           Registration Statement on Form S-1 (Registration No. 33-68114)
           of Vesta Insurance Group, Inc., filed on August 31, 1993 and incorporated herein by reference (File No. 1-12338)).
 10.7*     The Company's Long Term Incentive Plan as amended effective as of May 16, 1995 (filed as an exhibit to the Company's Form 10Q for the quarter ended June 30, 1995, filed on August 14, 1995 and incorporated herein by reference (File No. 1-12338)).
 10.8*     Form of Non-Qualified Stock Option Agreement entered into by and between the Company and certain of its executive officers and directors (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)).
 10.9*     Cash Bonus Plan of the Company (filed as an exhibit to the
           Company's Form 10-K for the year ended December 31, 1993,
           filed on March 28, 1994 and incorporated herein by reference
           (File No. 1-2338)).
 10.10*    J. Gordon Gaines, Inc. Post Retirement Benefits Plan (filed as an exhibit to the Company's Form 10-K for the year ended De-
           cember 31, 1994, filed on March 29, 1995 and incorporated
           herein by reference (File No. 1-12338)).

  Exhibit
    No.                              Description
  -------                            -----------
 10.11*    J. Gordon Gaines, Inc. Retirement Savings Plan (filed as an exhibit to the Company's Form 10-K for the year ended December
           31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-12338)).
 10.12*    The Company's Non-Employee Director Stock Plan (filed as an exhibit to the Company's
           10-Q for the quarter ended June 30, 1995, filed on August 14,
           1995 and incorporated herein by reference (File No. 1-12338)).
 10.13     Office Lease between the Company and Torchmark Development
           Corporation, dated as of April 20, 1992 (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
           1993, filed on March 28, 1994 and incorporated herein by ref-
           erence (File No. 1-12338)).
 10.14     Agency Agreement between Liberty National Fire Insurance Com-
           pany, Vesta Insurance Corporation, Sheffield Insurance Corpo-
           ration, and Overby-Seawell Company (filed as an exhibit to
           Amendment No. 1 to the Registraion Statement on Form S-1 (Reg-
           istration No. 33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File
           No. 1-12338)).
 10.15     Commercial/Personal Property Risk Excess Reinsurance Con-
           tracts, dated July 1, 1993,
           constituting the Company's Direct Per Risk Treaty Program, be-
           tween Vesta Fire Insurance Corporation, Sheffield Insurance
           Corporation, Vesta Insurance Corporation, Vesta Lloyds Insur-
           ance Company and various reinsurers (filed as an exhibit to
           Amendment No. 1 to the Registration Statement on Form S-1
           (Registration No. 33-68114) of Vesta Insurance Group, Inc.,
           filed on October 18, 1993 and incorporated herein by reference
           (File No. 1-12338)) Renewed July 1, 1995.
 10.16     Catastrophe Reinsurance Contracts, dated July 1, 1995, consti-
           tuting the Company's Direct Property Catastrophe Program, be-
           tween Vesta Fire Insurance Corporation, Vesta Insurance Corpo-
           ration, Sheffield Insurance Corporation, Vesta Lloyds Insur-
           ance Company and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference
           (File No. 1-12338)).
 10.17     Specific Regional Castastrophe Excess Contracts, dated January
           1, 1996, constituting the Company's Regional Property Catas-
           trophe Program, between Vesta Fire Insurance Corporation and various reinsurers (filed as an exhibit to the Company's Form
           10-K for the year ended December 31, 1995, filed on March 28,
           1996 and incorporated herein by reference (File No. 1-12338)).
 10.18     Casualty Excess of Loss Reinsurance Agreements, dated January
           1, 1994, constituting the Company's Casualty Excess of Loss
           Reinsurance Program, between Vesta Fire Insurance Corporation,
           Vesta Insurance Corporation, Sheffield Insurance Corporation,
           Vesta Lloyds Insurance Company and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended
           December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-12338)). Renewed January 1,
           1996.
 10.19     Quota Share Reinsurance Contract, dated December 31,1994, cov-
           ering the Company's Personal Lines Property and Mortgage Secu-
           rity Property business between Vesta Fire Insurance Corpora-
           tion, Sheffield Insurance Corporation, Vesta Insurance Corpo-
           ration, Vesta Lloyds Insurance Company and various reinsurers.
           (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorpo-
           rated herein by reference (File No. 1-12338)). Renewed January
           1, 1996.
 10.20     Credit Agreement between Vesta Insurance Group, Inc. and Com-
           pass Bank, Southtrust Bank of Alabama, N.A., First Union Bank
           and Compass Bank, as agent dated August 11, 1994 (filed as an exhibit to the Company's Form 10-Q for the quarter-ended Sep-
           tember 30, 1994, filed on November 9, 1994 and incorporated herein by reference (File No. 1-12338)).
 10.21     Amendment to Catastrophe Reinsurance Contracts, dated July 1,
           1995, constituting the Company's Direct Property Catastrophe
           Program, between Vesta Fire Insurance Corporation, Vesta In-
           surance Corporation, Sheffield Insurance Corporation, Vesta
           Lloyds Insurance Company, Hawaiian Insurance & Guaranty Compa-
           ny, Limited and various reinsurers. (Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30,
           1995, filed on November 14, 1995 and incorporated herein by reference (File No. 1-12338)).

  Exhibit
    No.                              Description
  -------                            -----------
 10.22     Amendment to Catastrophe Reinsurance Contracts, dated January
           1, 1996, constituting the Company's Direct Property Catastro-
           phe Program, between Vesta Fire Insurance Corporation, Vesta
           Insurance Corporation, Sheffield Insurance Corporation, Vesta
           Lloyds Insurance Company, Hawaiian Insurance & Guaranty Compa-
           ny, Limited and various reinsurers (filed as an exhibit to the
           Company's Form 10-K for the year ended December 31, 1995,
           filed on March 28, 1996 and incorporated herein by reference
           (File No. 1-12338)).

- - --------
*These are the Company's compensatory plans.


B) REPORTS ON FORM 8-K.

  None.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        VESTA INSURANCE GROUP, INC.

Date: May   , 1996                               /s/ Brian R. Meredith
                                        ---------------------------------------
                                                   Brian R. Meredith
                                                Vice President, Finance
                                          (Principal Financial and Accounting
                                                       Officer)