Form 10-Q
period 1996-06-30
VESTA INSURANCE GROUP INC
filed 1996-08-14
CIK 911576

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
 [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________TO _______________________

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

      The number of shares outstanding of the registrant's common stock,
                      $.01 par value, as of June 30, 1996
                                  18,919,939

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                          VESTA INSURANCE GROUP, INC.

                                     INDEX

 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Consolidated Balance Sheet at June 30, 1996 and
         December 31, 1995.................................................    1
         Consolidated Statement of Operations for the Three
         Months and Six Months Ended June 30, 1996 and 1995................    2
         Consolidated Statement of Cash Flows for the Six
         Months Ended June 30, 1996 and 1995...............................    3
         Notes to Consolidated Financial Statements........................    4
 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................    5
 PART II OTHER INFORMATION
 Item 1. Legal Proceedings.................................................   10
 Item 2. Changes in Securities.............................................   10
 Item 3. Defaults Upon Senior Securities...................................   10
 Item 4. Submission of Matters to a Vote of Security Holders...............   10
 Item 5. Other Information.................................................   11
 Item 6. Exhibits and Reports on Form 8-K..................................   12

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                          VESTA INSURANCE GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        JUNE 30,    DECEMBER 31
                                                          1996         1995
                                                       -----------  -----------
                                                       (UNAUDITED)
Assets:
 Investments:
  Fixed maturities available for sale--at market
    (cost: 1996--$301,792; 1995--$244,470)............ $   297,119   $316,551
  Equity securities--at market: (cost: 1996--$1,497;
1995--$595)...........................................       7,028      3,208
  Real estate.........................................         --         --
  Short-term investments..............................     155,250     95,927
                                                       -----------   --------
   Total investments..................................     459,397    415,686
 Cash.................................................       3,291      6,832
 Accrued investment income............................       5,476      5,548
 Premiums in course of collection ....................     198,701    184,717
 Reinsurance balances receivable......................      58,867     74,153
 Reinsurance recoverable on paid losses...............      55,185     44,335
 Deferred policy acquisition costs....................      69,766     67,831
 Property and equipment...............................       3,346      3,682
 Other assets.........................................       3,575      7,318
 Goodwill.............................................       7,568      7,522
                                                       -----------   --------
   Total assets....................................... $   865,172   $817,624
                                                       ===========   ========
Liabilities:
 Reserves for:
  Losses and loss adjustment expenses.................     227,811    199,314
  Unearned premiums...................................     175,564    168,512
                                                       -----------   --------
                                                           403,375    367,826
 Accrued income taxes.................................      15,969     15,969
 Reinsurance balances payable.........................      24,690     27,748
 Other liabilities....................................       5,017     12,299
 Short term debt......................................      15,000     15,000
 Long term debt.......................................      98,206     98,163
                                                       -----------   --------
   Total liabilities..................................     562,257    537,005
Commitments and contingencies
Stockholders' equity
 Preferred stock, 5,000,000 shares authorized, none
issued................................................          --         --
 Common stock, $.01 par value, 32,000,000 shares
  authorized,
  issued: 1996--18,919,939 shares; 1995--18,878,190...         189        189
 Additional paid-in capital...........................     160,537    159,449
 Unrealized investment gains (losses), net of
  applicable taxes....................................       2,239      5,205
 Retained earnings....................................     143,628    119,458
 Receivable from issuance of restricted stock.........      (2,803)    (3,162)
 Treasury stock.......................................        (875)      (520)
                                                       -----------   --------
   Total stockholders' equity.........................     302,915    280,619
                                                       -----------   --------
   Total liabilities and stockholders' equity......... $   865,172   $817,624
                                                       ===========   ========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                          THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                          --------------------------   --------------------------
                              1996          1995           1996          1995
                          ------------- -------------  ------------  ------------
                                               (UNAUDITED)
Revenues:
 Net premiums written...  $     165,494 $      97,890  $    318,003  $    188,281
 Decrease (Increase) in
  unearned premiums.....          1,641       (19,558)       (5,732)      (34,050)
                          ------------- -------------  ------------  ------------
 Net premiums earned....        167,135        78,332       312,271       154,231
 Net investment income..          6,057         4,389        11,003         8,242
 Other..................             41            46            85            95
                          ------------- -------------  ------------  ------------
    Total revenues......        173,233        82,767       323,359       162,568
Expenses:
 Losses incurred........         95,709        38,837       175,784        82,529
 Loss adjustment ex-
  penses incurred.......          3,517         2,121         7,220         3,783
 Policy acquisition ex-
  penses................         41,204        18,362        81,371        34,482
 Operating expenses.....          6,273         4,662        11,923         9,535
 Premium taxes and fees.          1,047         1,103         3,417         2,669
 Interest on debt.......          2,520           427         4,990           854
 Goodwill...............            129           --            254           --
                          ------------- -------------  ------------  ------------
    Total expenses......        150,399        65,512       284,959       133,852
Net income before income
 taxes..................         22,834        17,255        38,400        28,716
Income taxes............          7,693         5,610        12,750         9,264
                          ------------- -------------  ------------  ------------
    Net income..........  $      15,141 $      11,645  $     25,650  $     19,452
                          ============= =============  ============  ============
Per share amounts:
    Net income..........  $         .80 $         .62  $       1.36  $       1.03
                          ============= =============  ============  ============

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                   SIX MONTHS ENDED JUNE
                                                             30
                                                   ---------------------
                                                      1996        1995
                                                   ----------  -----------
                                                        (UNAUDITED)
Operating Activities:
 Net Income....................................... $   25,650  $    19,452
 Adjustments to reconcile net income to cash pro-
  vided from operations:
  Change in:
   Loss and LAE reserves..........................      8,316       24,186
   Unearned premium reserve.......................      7,052       53,226
   Reinsurance balances payable...................     (3,057)     (23,610)
   Accrued income taxes...........................      1,597         (669)
   Other liabilities..............................     12,899       14,189
   Premiums in course of collection...............    (13,985)      (8,450)
   Reinsurance balances receivable................     15,286      (26,704)
   Reinsurance recoverable on paid losses.........    (10,849)       5,454
   Other assets...................................      3,762      (14,106)
  Policy acquisition costs deferred...............    (27,146)     (30,778)
  Policy acquisition costs amortized..............     25,211       11,526
  Amortization and depreciation...................      1,804        1,360
  Investment (gains) losses.......................          2         (318)
  Gain (Loss) on disposition of property, plant
   and equipment..................................        (40)        (155)
                                                   ----------  -----------
   Net cash provided from (used in) operations....     46,502       24,603
Investing Activities:
 Investments sold or matured:
  Fixed maturities held to maturity-matured,
   called.........................................        --         4,121
  Fixed maturities available for sale-matured,
   called.........................................     14,926        2,849
  Equity Securities...............................        --           474
  Real Estate.....................................        --           554
                                                   ----------  -----------
   Total investments sold or matured..............     14,926        7,998
 Investments acquired:
  Fixed maturities available for sale.............     (1,216)     (25,459)
  Equity Securities...............................     (3,770)      (2,684)
  Real Estate.....................................        --          (855)
                                                   ----------  -----------
   Total investments acquired.....................     (4,986)     (28,998)
Net decrease in short-term investments............    (59,325)       3,200
Additions to property, plant and equipment........       (444)        (952)
Dispositions of property, plant and equipment.....        130          438
                                                   ----------  -----------
   Net cash provided from (used in) investing ac-
    tivities......................................    (49,699)     (18,314)
Financing Activities:
 Dividends paid...................................     (1,417)        (628)
 Capital contributions............................      1,030          269
 Increase in long-term debt.......................         42          --
                                                   ----------  -----------
   Net cash used in financing activities..........       (345)        (359)
Increase (decrease) in cash.......................     (3,542)       5,930
Cash at beginning year............................      6,833       21,399
                                                   ----------  -----------
Cash at end of year............................... $    3,291  $    27,329
                                                   ==========  ===========

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

  Earnings Per Share: Net earnings per share is calculated by dividing net income by weighted average number of common share and common equivalent shares outstanding including the net effect of the restricted stock grants. The weighted average number of common shares and common equivalent shares outstanding for the six month period ended June 30, 1996 and 1995 was 18,915,581 and 18,824,043, respectively. The weighted average number of common shares and common equivalent shares outstanding for the three month period ended June 30, 1996 and 1995 was 18,919,939 and 18,818,784.

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

Comparison of Second Quarter 1996 to Second Quarter 1995

  Net income increased by $3.5 million, or 30.2%, to $15.1 million for the quarter ended June 30, 1996, from $11.6 million for the quarter ended June 30, 1995. On a per share basis, net income for the second quarter of 1996 was $.80 per share versus net income of $.62 per share for the second quarter of 1995.

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased by $69.7 million, or 60.1%, to $185.6 million for the quarter ended June 30, 1996, from $115.9 million for the quarter ended June 30, 1995, as gross premiums written on reinsurance risks increased by $63.9 million and gross premiums written on primary insurance risks increased by $6.7 million. Net premiums written increased by $67.6 million, or 69.1%, to $165.5 million for the quarter ended June 30, 1996, from $97.9 million for the quarter ended June 30, 1995.

  Gross premiums written for reinsurance increased by $63.9 million, or 74.1%, to $150.1 million for the quarter ended June 30, 1996, from $86.2 million for the quarter ended June 30, 1995. This growth was attributable to an increase in gross premiums written on pro rata business. The growth in pro-rata reinsurance gross premiums written was due to growth in existing accounts as well as the addition of new accounts in 1996 as compared to 1995. Net premiums written for reinsurance increased $64.5 million, or 81.7%, to $143.4 million for the quarter ended June 30, 1996, from $78.9 million for the quarter ended June 30, 1995.

  Gross premiums written for primary insurance increased by $6.7 million, or 23.3%, to $35.5 million for the quarter ended June 30, 1996, from $28.8 million for the quarter ended June 30, 1995 due to a $10.8 million increase in personal lines premiums. Gross premiums written for personal products increased 75.0%, to $25.2 million for the quarter ended June 30, 1996, compared to $14.4 million for the quarter ended June 30, 1995. The growth was primarily attributable to the acquisition of the Hawaiian Insurance and Guaranty Company, Ltd. in June 1995. Gross premiums on commercial lines decreased 28.5%, from $14.4 million for the quarter ended June 30, 1995 to $10.3 million for the quarter ended June 30, 1996.

  Net premiums written for primary insurance increased by $3.1 million, or 16.3%, to $22.1 million for the quarter ended June 30, 1996, from $19.0 million for the quarter ended June 30, 1995.

  Net premiums earned increased by $88.8 million, or 113.4%, to $167.1 million for the quarter ended June 30, 1996, from $78.3 million for the quarter ended June 30, 1995. The increase in earned premiums is primarily attributable to the increase in net written premiums for the quarter ended June 30, 1996.

  Net Investment Income. Net investment income increased by $2.0 million, or 48.8%, to $6.1 million for the quarter ended June 30, 1996, from $4.1 million for the quarter ended June 30, 1995. The weighted average yield on invested assets (excluding realized and unrealized gains) was 5.6% for the quarter ended June 30, 1996, compared with 5.8% for the quarter ended June 30, 1995. The increase in net investment income is primarily attributable to the increase in average invested assets relating to the receipt of proceeds from the sale by the Company of $100 million of its 8.75% Senior Debentures due 2025 and cash flow from operations.

  Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses ("LAE") increased by $38.0 million, or 92.7%, to $79.0 million for the quarter ended June 30, 1996, from $41.0 million for the quarter ended June 30, 1995. The loss and LAE ratio for the quarter ended June 30, 1996 was 47.3 % as compared to 52.3% for the quarter ended June 30, 1995. This decreased loss and LAE ratio for 1996 was due principally to better overall results in the Company's personal lines which is partly attributable to the acquisition of HIG, and better loss results in the commercial lines.

  Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses increased by $44.6 million, or 185.1%, to $68.7 million for the quarter ended June 30, 1996, from $24.1 million for the quarter ended June 30, 1995. The underwriting expense ratio for the quarter ended June 30, 1996, was 41.1%, as compared to 30.8% for the quarter ended June 30, 1995. The increase in the underwriting expense ratio resulted principally from increased contingent commissions on the Company's pro-rata reinsurance business.

  Federal Income Taxes. Federal income taxes increased by $2.1 million, or 37.5%, to $7.7 million for the quarter ended June 30, 1996. The effective rate on pre-tax income increased from 32.5% to 33.7 % for the quarter ended June 30, 1996. This increase was due primarily to a smaller portion of income from tax free municipal bonds in 1996 versus 1995.

 Comparison of Six Months Ended June 30, 1996 with Six Months Ended June 30,
1995

  The first six months of 1996 resulted in net income of $25.7 million, an increase of $6.2 million from the $19.5 million reported for the same period in 1995. On a per share basis, net income for the first six months of 1996 was $1.36 per share.

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased by $152.7 million, or 67.2% to $380.0 million for the six month period ended June 30, 1996, from $227.3 million for the six month period ended June 30, 1995, as gross premiums written on reinsurance risks increased by $135.4 million and gross premiums written on primary insurance risks increased by $18.2 million. Net premiums written increased by $129.7 million, or 68.9%, to $318.0 million for the six month period ended June 30, 1996, from $188.3 million for the six month period June 30, 1995.

  Gross premiums written for reinsurance increased by $135.4 million, or 80%, to $304.6 million for the first six months of 1996, from $169.2 million for the first six months of 1995. This growth was attributable to an increase in gross premiums written on pro rata business. The Company has continued to follow its strategy of increasing its writings in these areas. The growth in pro rata reinsurance premiums written was due to growth in existing accounts as well as the addition of new accounts during the first six months of 1996 as compared with the first six months of 1995. Net premiums written for reinsurance increased by $110.4 million, or 72.8% to $262.1 million for the first six months of 1996, from $151.7 million for the first six months of 1995 due to both the increased volume of gross premiums written and changes in the Company's ceded reinsurance program that reduced the percentage of premiums ceded.

  Gross premiums written for primary insurance increased by $17.3 million, or 29.8%, to 75.4 million for the six month period ended June 30, 1996, from $58.1 million for the six month period ended June 30, 1995 due principally to a $15.7 million increase in personal lines premiums. Gross premiums written for personal products increased 68.3%, to $52.0 million for the quarter ended June 30, 1996, compared to $30.9 million for the quarter ended June 30, 1995. The growth was primarily attributable to the acquisition of the Hawaiian Insurance and Guaranty Company, Ltd. in June 1995. Gross premiums on commercial lines decreased by 14.0%, from $27.2 million for the six month period ended June 30, 1995 to $23.4 million for the six month period ended June 30, 1996.

  Net premiums written for primary insurance increased by $19.3 million, or 52.7%, to $55.9 million for the six month period ended June 30, 1996, from $36.6 million for the six month period ended June 30, 1995.

  Net premiums earned increased by $158.1 million, or 102.5%, to $312.3 million for the six month period ended June 30, 1996, from $154.2 million for the six month period ended June 30, 1995.

  Net Investment Income. Net investment income increased by $3.1 million, or 39.2%, to $11.0 million for the first six months of 1996, from $7.9 million for the first six months of 1995. The weighted average pre-tax yield on invested assets (excluding realized and unrealized gains) was 5.6% for the six month period ended June 30, 1996, compared with 5.8% for the six month period ended June 30, 1995. The decrease in net investment income is primarily attributable to the increase in average invested assets relating to the receipt of proceeds from the sale by the Company of $100 million of its 8.75% Senior Debentures due. 2,025 and cash flow from operations.

  Loss and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses ("LAE") increased $76.5 million, or 88.6%, to $162.8 million at June 30, 1996 from $86.3 million at June 30, 1995 due to a significant increase in gross premiums written. The loss and LAE ratio for the six month period ended June 30, 1996 was 52.1% as compared to 56.0% at June 30, 1995. During the first six months of 1996, the Company incurred catastrophe losses of approximately $9.9 million as compared to $5.4 million during the first six months of 1995. The decreased loss and LAE ratio was due princiaplly to better overall results in the Company's personal lines operation which is partly attributable to the acquisition of HIG.

  Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses increased by $70.2 million, or 150.3%, to $116.9 million for the six months ended June 30, 1996, from $46.7 million for the six months ended June 30, 1995. The underwriting expense ratio for the six months ended June 30, 1996 was 37.4%, as compared to 30.3% for the six months ended June 30, 1995. The increase in the underwriting expense ratio resulted principally from increased contingent commissions on the Company's pro-rata reinsurance business.

  Federal Income Taxes. Federal income taxes increased by $3.5 million, or 37.6%, to $12.8 million for the six month period ended June 30, 1996. The effective rate on pre-tax income increased from 32.3% for the first six months of 1995 to 33.2% for the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Group, a group of wholly-owned property and casualty insurance companies including Vesta Fire. The several insurance company subsidiaries comprising Vesta Group are individually supervised by state insurance regulators. Vesta Fire is the principal operating subsidiary of the Company.

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

  During the first six month period of 1996, the Company paid approximately $1.4 million in dividends on its common stock, and it is expected that the Company will pay approximately $2.8 million for all of 1996. The Company is also required to make semi-annual interest payments of $4.4 million on its $100 million of 8.75% Senior Debentures due 2025.

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

  On a consolidated basis, net cash provided from (used in) operations for the six month period ended June 30, 1996 and 1995 was $46.5 million and $24.6 million, respectively. Net cash provided from operations for the six months ended June 30, 1995 and 1996 was principally due to a significant increase in premiums.

  Total assets of the Company increased by 5.8% to $865.2 million in 1996, from $817.6 million in 1995. Cash and invested assets were $462.7 million at June 30, 1996, increasing 9.5% from December 31, 1995.

  As of June 30, 1996, the Company's investment portfolio consisted of cash and short-term investments (34.3%), U.S. Government securities (6.8%), mortgage-backed securities (1.8%), corporate bonds (19.8%), foreign government securities (0.4%), municipal bonds (35.3%) and equity securities (1.5%). According to Moody's rating, 97.2% of the Company's portfolio is rated A or better. The Company expects current cash flow to be sufficient to meet operating needs, although, a certain amount of invested assets has been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs. Beginning in June of each year, the Company begins to increase its holdings of cash and short-term investments. This practice facilitates the Company's ability to meet its higher short-term cash needs during the hurricane season.

  During July, 1995, the Company completed a public offering of $100 million of 30-year senior debentures bearing interest at 8.75%. A portion of the proceeds from the sale of the debentures has been used to repay the $28 million loan from United Investors Management Company, a wholly owned subsidiary of Torchmark Corporation. The remaining proceeds were used to increase the capital and surplus of Vesta Fire Insurance Corporation, the Company's primary insurance subsidiary.

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

 10.14 Agency Agreement between Liberty National Fire Insurance Com-pany, Vesta Insurance Corporation, Sheffield Insurance Corpo-ration, and Overby-Seawell Company (filed as an exhibit to Amendment No. 1 to the Registraion Statement on Form S-1 (Reg-istration No. 33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File
           No. 1-12338)).
 10.15 Commercial/Personal Property Risk Excess Reinsurance Con-tracts, dated July 1, 1993, constituting the Company's Direct Per Risk Treaty Program, be-tween Vesta Fire Insurance Corporation, Sheffield Insurance
           Corporation, Vesta Insurance Corporation, Vesta Lloyds Insur-ance Company and various reinsurers (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1
           (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference
           (File No. 1-12338)) Renewed July 1, 1995.
 10.16 Catastrophe Reinsurance Contracts, dated July 1, 1995, consti-tuting the Company's Direct Property Catastrophe Program, be-tween Vesta Fire Insurance Corporation, Vesta Insurance Corpo-ration, Sheffield Insurance Corporation, Vesta Lloyds Insur-ance Company and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference
           (File No. 1-12338)).
 10.17     Specific Regional Castastrophe Excess Contracts, dated January
           1, 1996, constituting the Company's Regional Property Catas-trophe Program, between Vesta Fire Insurance Corporation and various reinsurers (filed as an exhibit to the Company's Form
           10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)).
 10.18     Casualty Excess of Loss Reinsurance Agreements, dated January
           1, 1994, constituting the Company's Casualty Excess of Loss
           Reinsurance Program, between Vesta Fire Insurance Corporation,
           Vesta Insurance Corporation, Sheffield Insurance Corporation,
           Vesta Lloyds Insurance Company and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended
           December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-12338)). Renewed January 1,
           1996.
 10.19 Quota Share Reinsurance Contract, dated December 31,1994, cov-ering the Company's Personal Lines Property and Mortgage Secu-rity Property business between Vesta Fire Insurance Corpora-tion, Sheffield Insurance Corporation, Vesta Insurance Corpo-ration, Vesta Lloyds Insurance Company and various reinsurers.
           (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorpo-rated herein by reference (File No. 1-12338)). Renewed January
           1, 1996.
 10.20 Credit Agreement between Vesta Insurance Group, Inc. and Com-pass Bank, Southtrust Bank of Alabama, N.A., First Union Bank and Compass Bank, as agent dated August 11, 1994 (filed as an exhibit to the Company's Form 10-Q for the quarter-ended Sep-tember 30, 1994, filed on November 9, 1994 and incorporated herein by reference (File No. 1-12338)).
 10.21     Amendment to Catastrophe Reinsurance Contracts, dated July 1,
           1995, constituting the Company's Direct Property Catastrophe
           Program, between Vesta Fire Insurance Corporation, Vesta In-surance Corporation, Sheffield Insurance Corporation, Vesta
           Lloyds Insurance Company, Hawaiian Insurance & Guaranty Compa-ny, Limited and various reinsurers. (Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1995, filed on November 14, 1995 and incorporated herein by reference (File No. 1-12338)).


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

                                        VESTA INSURANCE GROUP, INC.

Date: July 14, 1996                              /s/ Robert Y. Huffman
                                        _______________________________________
                                                   Robert Y. Huffman
                                                   President and CEO
                                                Duly Authorized Officer

                                                 /s/ Brian R. Meredith
                                        _______________________________________
                                                   Brian R. Meredith
                                                Vice President, Finance
                                             (Principal Financial Officer)