Form 10-Q/A
period 1996-06-30
VESTA INSURANCE GROUP INC
filed 1996-08-30
CIK 911576

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

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

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                          VESTA INSURANCE GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                        JUNE 30,    DECEMBER 31
                                                          1996         1995
                                                       -----------  -----------
                                                       (UNAUDITED)
Assets:
 Investments:
  Fixed maturities available for sale--at market
    (cost: 1996--$296,339; 1995--$244,470)............ $   297,119   $316,551
  Equity securities--at market: (cost: 1996--$1,497;
    1995--$595).......................................       7,028      3,208
  Real estate.........................................         --         --
  Short-term investments..............................     155,250     95,927
                                                       -----------   --------
   Total investments..................................     459,397    415,686
 Cash.................................................       3,291      6,832
 Accrued investment income............................       5,476      5,548
 Premiums in course of collection ....................     198,701    184,717
 Reinsurance balances receivable......................      58,867     74,153
 Reinsurance recoverable on paid losses...............      55,185     44,335
 Deferred policy acquisition costs....................      69,766     67,831
 Property and equipment...............................       3,346      3,682
 Other assets.........................................       3,575      7,318
 Goodwill.............................................       7,568      7,522
                                                       -----------   --------
   Total assets....................................... $   865,172   $817,624
                                                       ===========   ========
Liabilities:
 Reserves for:
  Losses and loss adjustment expenses.................     227,811    199,314
  Unearned premiums...................................     175,564    168,512
                                                       -----------   --------
                                                           403,375    367,826
 Accrued income taxes.................................      15,969     15,969
 Reinsurance balances payable.........................      24,690     27,748
 Other liabilities....................................       5,017     12,299
 Short term debt......................................      15,000     15,000
 Long term debt.......................................      98,206     98,163
                                                       -----------   --------
   Total liabilities..................................     562,257    537,005

Commitments and contingencies

Stockholders' equity
   Preferred stock, 5,000,000 shares authorized, none
    issued............................................          --         --
   Common stock, $.01 par value, 32,000,000 shares
    authorized,
    issued: 1996--18,919,939 shares; 1995--18,878,190.         189        189
   Additional paid-in capital.........................     160,537    159,449
   Unrealized investment gains (losses), net of
    applicable taxes..................................       2,239      5,205
   Retained earnings..................................     143,628    119,458
   Receivable from issuance of restricted stock.......      (2,803)    (3,162)
   Treasury stock.....................................        (875)      (520)
                                                       -----------   --------
   Total stockholders' equity.........................     302,915    280,619
                                                       -----------   --------
   Total liabilities and stockholders' equity......... $   865,172   $817,624
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

  Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses ("LAE") increased by $58.3 million, or 142.3%, to $99.2 million for the quarter ended June 30, 1996, from $41.0 million for the quarter ended June 30, 1995. The loss and LAE ratio for the quarter ended June 30, 1996 was 59.4% as compared to 52.3% for the quarter ended June 30, 1995. This increased loss and LAE ratio for 1996 was due principally to a greater percentage of pro-rata reinsurance in the overall mix of business.

  Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses increased by $24.4 million, or 98.8%, to $98.5 million for the quarter ended June 30, 1996, from $24.1 million for the quarter ended June 30, 1995. The underwriting expense ratio for the quarter ended June 30, 1996, was 29.0%, as compared to 30.8% for the quarter ended June 30, 1995. The decrease in the underwriting expense ratio resulted principally from slower growth in fixed operating expenses relative to earned premium.

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

  Loss and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses ("LAE") increased $96.7 million, or 89.2%, to $183.0 million at June 30, 1996 from $86.3 million at June 30, 1995 due to a significant increase in gross premiums written. The loss and LAE ratio for the six month period ended June 30, 1996 was 58.6% as compared to 56.0% at June 30, 1995. During the first six months of 1996, the Company incurred catastrophe losses of approximately $9.9 million as compared to $5.4 million during the first six months of 1995. The increased loss and LAE ratio was due princiaplly to a greater percentage of pro-rata reinsurance in the overall business mix.

  Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses increased by $50.0 million, or 107.2%, to $96.7 million for the six months ended June 30, 1996, from $46.7 million for the six months ended June 30, 1995. The underwriting expense ratio for the six months ended June 30, 1996 was 31.0%, as compared to 30.3% for the six months ended June 30, 1995.

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

  None.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the annual meeting of stockholders held May 21, 1996, the following matters were submitted to a vote of stockholders. (Shares Eligible to Vote 18,919,939; Shares Voted 16,075,072)

  1. Election of Directors

  Messrs. Ronald K. Richey, Robert Y. Huffman and Jarvis W. Palmer were elected to additional three year terms on the Board of Directors.

                                                                FOR     WITHHELD
                                                             ---------- --------
    Richey.................................................. 16,044,817  30,255
    Huffman ................................................ 15,890,095 184,977
    Palmer.................................................. 15,719,408 355,664

  Messrs. Walter M. Beale, Jr., Ehney A. Camp, III, Robert A. Hershbarger, and Clifford F. Palmer continue to serve on the Board of Directors

  2. Election of Auditors

  KPMG Peat Marwick was appointed as the principal independent auditor of the Company and its subsidiaries for the year ending December 31, 1996.

                                                         FOR     AGAINST ABSTAIN
                                                      ---------- ------- -------
    KPMG Peat Marwick ............................... 16,060,727  3,767  10,576

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

                                        VESTA INSURANCE GROUP, INC.

                                                 /s/ Robert Y. Huffman
Date: August 14, 1996                   _______________________________________
                                                   Robert Y. Huffman
                                                   President and CEO
                                                Duly Authorized Officer

                                                 /s/ Brian R. Meredith
                                        _______________________________________
                                                   Brian R. Meredith
                                                Vice President, Finance
                                             (Principal Financial Officer)