Form 10-Q
period 1996-09-30
VESTA INSURANCE GROUP INC
filed 1996-11-14
CIK 911576

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
 [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

      The number of shares outstanding of the registrant's common stock,
                   $.01 par value, as of September 30, 1996
                                  18,919,939

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          VESTA INSURANCE GROUP, INC.

                                     INDEX

 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Consolidated Balance Sheet at September 30, 1996 and
         December 31, 1995.................................................    1
         Consolidated Statement of Operations for the Three
         Months and Nine Months Ended September 30, 1996 and 1995..........    2
         Consolidated Statement of Cash Flows for the Nine
         Months Ended September 30, 1996 and 1995..........................    3
         Notes to Consolidated Financial Statements........................    4
 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................    5
 PART II OTHER INFORMATION
 Item 1. Legal Proceedings.................................................   10
 Item 2. Changes in Securities.............................................   10
 Item 3. Defaults Upon Senior Securities...................................   10
 Item 4. Submission of Matters to a Vote of Security Holders...............   10
 Item 5. Other Information.................................................   11
 Item 6. Exhibits and Reports on Form 8-K..................................   12

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                          VESTA INSURANCE GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                      SEPTEMBER 30, DECEMBER 31
                                                          1996         1995
                                                      ------------- -----------
                                                       (UNAUDITED)
Assets:
 Investments:
  Fixed maturities available for sale--at market
    (cost: 1996--$291,146;
    1995--$311,157)..................................  $   292,782   $316,551
  Equity securities--at market: (cost: 1996--$4,365;
1995--$595)..........................................        7,491      3,208
  Short-term investments.............................      136,986     95,927
                                                       -----------   --------
   Total investments.................................      437,259    415,686
 Cash................................................        5,101      6,832
 Accrued investment income...........................        5,722      5,548
 Premiums in course of collection ...................      221,690    184,717
 Reinsurance balances receivable.....................      110,708     74,153
 Reinsurance recoverable on paid losses..............       65,841     44,335
 Deferred policy acquisition costs...................       63,719     67,831
 Property and equipment..............................        3,851      3,682
 Other assets........................................       25,740      7,318
 Goodwill............................................        7,071      7,522
                                                       -----------   --------
   Total assets......................................  $   946,702   $817,624
                                                       ===========   ========
Liabilities:
 Reserves for:
  Losses and loss adjustment expenses................      227,481    199,314
  Unearned premiums..................................      194,376    168,512
                                                       -----------   --------
                                                           421,857    367,826
 Accrued income taxes................................       21,195     15,969
 Reinsurance balances payable........................       54,049     27,748
 Other liabilities...................................       19,948     12,299
 Short term debt.....................................       15,000     15,000
 Long term debt......................................       98,268     98,163
                                                       -----------   --------
   Total liabilities.................................      630,317    537,005
Commitments and contingencies
Stockholders' equity
 Preferred stock, 5,000,000 shares authorized, none
issued...............................................           --         --
 Common stock, $.01 par value, 32,000,000 shares
  authorized,
  issued: 1996--18,919,939 shares; 1995--18,878,190..          189        189
 Additional paid-in capital..........................      160,537    159,449
 Unrealized investment gains (losses), net of
applicable taxes.....................................        2,809      5,205
 Retained earnings...................................      156,336    119,458
 Receivable from issuance of restricted stock........       (2,612)    (3,162)
 Treasury stock......................................         (874)      (520)
                                                       -----------   --------
   Total stockholders' equity........................      316,385    280,619
                                                       -----------   --------
   Total liabilities and stockholders' equity........  $   946,702   $817,624
                                                       ===========   ========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30        SEPTEMBER 30
                                        -------------------  -----------------
                                          1996      1995       1996     1995
                                        --------- ---------  -------- --------
                                                     (UNAUDITED)
Revenues:
 Net premiums written.................. $  67,568 $ 150,153  $385,571 $338,434
 Decrease (Increase) in unearned
  premiums.............................    20,776   (24,519)   15,044  (58,570)
                                        --------- ---------  -------- --------
 Net premiums earned...................    88,344   125,634   400,615  279,864
 Net investment income.................     6,102     4,820    17,108   12,742
 Realized investment gains (losses)....        14       (40)       11      279
 Other.................................        47        53       133      162
                                        --------- ---------  -------- --------
    Total revenues.....................    94,507   130,467   417,867  293,047
Expenses:
 Losses incurred.......................    38,627    66,496   214,411  149,025
 Loss adjustment expenses incurred.....     7,938     2.281    15,158    6,064
 Policy acquisition expenses...........    21,696    28,696   103,067   63,178
 Operating expenses....................     1,946     5,715    13,870   15,262
 Premium taxes and fees................     1,541     1,835     4,958    4,504
 Interest on debt......................     2,568     1,833     7,557    2,687
 Goodwill..............................       211       133       466      133
                                        --------- ---------  -------- --------
    Total expenses.....................    74,527   106,989   359,487  240,853
Net income before income taxes.........    19,980    23,478    58,380   52,194
Income taxes...........................     6,568     7,774    19,318   17,038
                                        --------- ---------  -------- --------
    Net income......................... $  13,412 $  15,704  $ 39,062 $ 35,156
                                        ========= =========  ======== ========
Per share amounts:
    Net income......................... $   0 .71 $    0.83  $   2.06 $   1.88
                                        ========= =========  ======== ========

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                        ------------------
                                                          1996      1995
                                                        --------  --------
                                                           (UNAUDITED)
Operating Activities:
 Net Income............................................ $ 39,062  $ 35,156
 Adjustments to reconcile net income to cash provided
  from operations:
  Change in:
   Loss and LAE reserves...............................   28,167    74,354
   Unearned premium reserve............................   25,864    68,448
   Reinsurance balances payable........................   26,302    (3,822)
   Accrued income taxes................................    6,076     4,482
   Other liabilities...................................    7,649    18,589
   Premiums in course of collection....................  (36,974) (113,834)
   Reinsurance balances receivable.....................  (36,555)  (18,953)
   Reinsurance recoverable on paid losses..............  (21,505)  (21,736)
   Other assets........................................  (18,151)  (19,839)
  Policy acquisition costs deferred....................  (37,509)  (55,598)
  Policy acquisition costs amortized...................   41,622    23,049
  Amortization and depreciation........................    2,713     2,289
  Investment (gains) losses............................      (11)     (279)
  Gain (Loss) on disposition of property, plant and
   equipment...........................................      (67)     (209)
                                                        --------  --------
   Net cash provided from (used in) operations.........   26,683   (7,903)
Investing Activities:
 Investments sold or matured:
  Fixed maturities held to maturity-matured, called....      --      7,280
  Fixed maturities available for sale-matured, called..   30,566     5,423
  Fixed maturities available for sale, sold............      --     46,761
  Equity Securities....................................    3,726     2,738
  Real Estate..........................................      --        554
                                                        --------  --------
   Total investments sold or matured...................   34,292    62,756
 Investments acquired:
  Fixed maturities available for sale..................  (12,354) (111,044)
  Equity Securities....................................   (7,326)   (2,684)
                                                        --------  --------
   Total investments acquired..........................  (19,680) (113,728)
Net (increase) in short-term investments...............  (41,061)  (38,460)
Additions to property, plant and equipment.............   (1,341)   (2,708)
Dispositions of property, plant and equipment..........      172       533
                                                        --------  --------
   Net cash provided from (used in) investing activi-
    ties...............................................  (27,618)  (91,607)
Financing Activities:
 Dividends paid........................................   (2,121)   (1,884)
 Capital contributions.................................    1,220       895
 Issuance of long and short-term debt..................      --    113,533
 Increase in long-term debt............................      104       --
 Retirement of long-term debt..........................      --    (28,000)
                                                        --------  --------
   Net cash used in financing activities...............     (797)   84,544
Increase (decrease) in cash............................   (1,732)  (14,966)
Cash at beginning year.................................    6,833    21,399
                                                        --------  --------
Cash at end of year.................................... $  5,101  $  6,433
                                                        ========  ========

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

  Earnings Per Share: Net earnings per share is calculated by dividing net income by weighted average number of common share and common equivalent shares outstanding including the net effect of the restricted stock grants. The weighted average number of common shares and common equivalent shares outstanding for the nine month period ended September 30, 1996 and 1995 was 18,917,044 and 18,832,727, respectively. The weighted average number of common shares and common equivalent shares outstanding for the three month period ended September 30, 1996 and 1995 was 18,919,939 and 18,849,812.

  Subsequent Event: On November 1, 1996, the Company announced a stock repurchase program under which the Company may purchase up to two million shares of its common stock in the open market at prevailing prices or in privately negotiated transactions, depending on market conditions, stock price and other factors. The purchase will be funded from available working capital and the repurchased shares will be held in treasury or used for ongoing stock issuances such as issuances under the Company's incentive compensation and stock option programs. As of November 13, 1996, the Company had purchased a total of 375,000 shares of its common stock under this program for an aggregate purchase price of $10,242 (average cost of $27.31 per share).

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

Comparison of Third Quarter 1996 to Third Quarter 1995

  Net income decreased by $2.3 million, or 14.6%, to $13.4 million for the quarter ended September 30, 1996, from $15.7 million for the quarter ended September 30, 1995. On a per share basis, net income for the third quarter of 1996 was $.71 per share versus net income of $.83 per share for the third quarter of 1995.

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written decreased by $28.3 million, or 14%, to $173.9 million for the quarter ended September 30, 1996, from $202.2 million for the quarter ended September 30, 1995, as gross premiums written on reinsurance risks decreased by $6.9 million and gross premiums written on primary insurance risks decreased by $21.3 million. Net premiums written decreased by $82.6 million, or 55.0%, to $67.6 million for the quarter ended September 30, 1996, from $150.2 million for the quarter ended September 30, 1995. The decrease in net premiums written was largely attributable to a pro-rata reinsurance facility entered into by Vesta Fire Insurance Corporation ("Vesta Fire") to provide capital flexibility to take advantage of growth opportunities. This reinsurance facility had the effect of reducing net premiums written by approximately $58.2 million for the quarter ended September 30, 1996.

  Gross premiums written for reinsurance decreased by $6.9 million, or 4.9%, to $134.2 million for the quarter ended September 30, 1996, from $141.1 million for the quarter ended September 30, 1995. This decrease was attributable to a shift towards writing upper layers in excess catastrophe programs, where the Company believes margins are better, and normal fluctuation in pro-rata reinsurance volume. Net premiums written for reinsurance decreased $56.4 million, or 50.5%, to $55.4 million for the quarter ended September 30, 1996, from $111.8 million for the quarter ended September 30, 1995. The substantial decrease in net premium written was largely attributable to the pro-rata reinsurance facility discussed above.

  Gross premiums written for primary insurance decreased by $21.3 million, or 34.9%, to $39.7 million for the quarter ended September 30, 1996, from $61.1 million for the quarter ended September 30, 1995 due to declines in both personal and commercial lines. Gross premiums written for personal products decreased 37.5% to $28.7 million for the quarter ended September 30, 1996, compared to $45.9 million for the quarter ended September 30, 1995. This decrease in gross premiums written was largely attributable to the assumption of the Hawaiian Insurance and Guaranty Company, Ltd. unearned premium portfolio during the third quarter 1995. This portfolio had the one time effect of increasing the third quarter 1995 gross premium written by approximately $18.7 million and net premiums written by approximately $11.7 million. Gross premiums on commercial lines decreased 27.1%, from $15.1 million for the quarter ended September 30, 1995 to $11.0 million for the quarter ended September 30, 1996. This decrease in gross premiums written was primarily attributable to the Company's re-underwriting of its book of business in an effort to increase profitability in commercial lines.

  Net premiums written for primary insurance decreased by $26.2 million, or 68.3%, to $12.2 million for the quarter ended September 30, 1996, from $38.3 million for the quarter ended September 30, 1995. The substantial decrease in net premiums written was largely attributable to the pro-rata reinsurance facility discussed above.

  Net premiums earned decreased by $37.3 million, or 29.7%, to $88.3 million for the quarter ended September 30, 1996, from $125.6 million for the quarter ended September 30, 1995.

  Net Investment Income. Net investment income increased by $1.3 million, or 26.6%, to $6.1 million for the quarter ended September 30, 1996, from $4.8 million for the quarter ended September 30, 1995. The weighted average yield on invested assets (excluding realized and unrealized gains) was 5.6% for the quarter ended September 30, 1996, compared with 6.0% for the quarter ended September 30, 1995. The increase in net investment income is primarily attributable to the increase in average invested assets resulting from cash flow from operations.

  Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses ("LAE") decreased by $22.2 million, or 32.3%, to $46.6 million for the quarter ended September 30, 1996, from $68.8 million for the quarter ended September 30, 1995. The loss and LAE ratio for the quarter ended September 30, 1996 was 52.7% as compared to 54.7% for the quarter ended September 30, 1995. The substantial decrease in losses and loss adjustment expenses was largely attributable to the pro-rata reinsurance facility discussed above.

  Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses decreased by $11.1 million, or 30.1%, to $25.2 million for the quarter ended September 30, 1996, from $36.3 million for the quarter ended September 30, 1995. The underwriting expense ratio for the quarter ended September 30, 1996, was 28.5%, as compared to 28.9% for the quarter ended September 30, 1995. The substantial decrease in policy acquisition and other underwriting expenses was largely attributable to the pro-rata reinsurance facility discussed above.

  Federal Income Taxes. Federal income taxes decreased by $1.2 million, or 15.5%, to $6.6 million for the quarter ended September 30, 1996. The effective rate on pre-tax income decreased from 33.1% to 32.9% for the quarter ended September 30, 1996. This decrease was due primarily to a larger portion of income from tax free municipal bonds in 1996 versus 1995.

 Comparison of Nine Months Ended September 30, 1996 with Nine Months Ended
    September 30, 1995

  The first nine months of 1996 resulted in net income of $39.1 million, an increase of $3.9 million from the $35.2 million reported for the same period in 1995. On a per share basis, net income for the first nine months of 1996 was $2.06 per share.

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased by $124.4 million, or 29.0% to $553.9 million for the nine month period ended September 30, 1996, from $429.5 million for the nine month period ended September 30, 1995, as gross premiums written on reinsurance risks increased by $109.8 million and gross premiums written on primary insurance risks increased by $14.6 million.

  Gross premiums written for reinsurance increased by $109.8 million, or 33.4%, to $438.8 million for the first nine months of 1996, from $329.0 million for the first nine months of 1995. This growth was attributable to an increase in gross premiums written on pro rata business. The Company has continued to follow its strategy of increasing its writings in these areas. The growth in pro rata reinsurance premiums written was due to growth in existing accounts as well as the addition of new accounts during the first nine months of 1996 as compared with the first nine months of 1995.

  Gross premiums written for primary insurance increased by $14.6 million, or 14.5%, to 115.1 million for the nine month period ended September 30, 1996, from $100.5 million for the nine month period ended September 30, 1995. Gross premiums written for personal products increased 38.7%, to $80.7 million for the nine months ended September 30, 1996, compared to $58.2 million for the nine months ended September 30, 1995. The growth was primarily attributable to the acquisition of the Hawaiian Insurance and Guaranty Company, Ltd. in June 1995. Gross premiums on commercial lines decreased by 18.4%, from $42.3 million for the nine month period ended September 30, 1995 to $34.5 million for the nine month period ended September 30, 1996. This decrease in gross premiums written was primarily attributable to the Company's re-underwriting of its book of business in an effort to increase profitability in commercial lines.

  Net premiums written increased by $47.2 million, or 13.9%, to $385.6 million for the nine month period ended September 30, 1996, from $338.4 million for the nine month period September 30, 1995. Net premiums written for reinsurance increased by $53.8 million, or 20.4% to $317.4 million for the first nine months of 1996, from $263.6 million for the first nine months of 1995 due to the increased volume of gross premiums written. Net premiums written for primary insurance decreased $6.8 million, or 9.1% to $68.1 million for the nine month period ended September 30, 1996, from $74.9 million for the nine month period ended September 30, 1995 due to the Company's re-underwriting of its book of business and the pro rata reinsurance facility.

  Net premiums earned increased by $120.7 million, or 43.1%, to $400.6 million for the nine month period ended September 30, 1996, from $279.9 million for the nine month period ended September 30, 1995.

  Net Investment Income. Net investment income increased by $4.4 million, or 34.6%, to $17.1 million for the first nine months of 1996, from $12.7 million for the first nine months of 1995. The weighted average pre-tax yield on invested assets (excluding realized and unrealized gains) was 5.6% for the nine month period ended September 30, 1996, compared with 5.7% for the nine month period ended September 30, 1995. The increase in net investment income is primarily attributable to the increase in average invested assets resulting from cash flow from operations and the receipt of proceeds from the sale by the Company of $100 million of its 8.75% Senior Debentures due 2025.

  Loss and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses ("LAE") increased $74.5 million, or 48.0%, to $229.6 million at September 30, 1996 from $155.1 million at September 30, 1995 due to a significant increase in gross premiums written. The loss and LAE ratio for the nine month period ended September 30, 1996 was 57.3% as compared to 55.4% at September 30, 1995. During the first nine months of 1996, the Company incurred catastrophe losses of approximately $12.1 million as compared to $8.6 million during the first nine months of 1995. The increased loss and LAE ratio was due principally to a greater percentage of pro-rata reinsurance in the overall business mix.

  Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses increased by $39.0 million, or 47.0%, to $121.9 million for the nine months ended September 30, 1996, from $82.9 million for the nine months ended September 30, 1995. The underwriting expense ratio for the nine months ended September 30, 1996 was 30.4%, as compared to 29.6% for the nine months ended September 30, 1995.

  Federal Income Taxes. Federal income taxes increased by $2.3 million, or 13.5%, to $19.3 million for the nine month period ended September 30, 1996. The effective rate on pre-tax income increased from 32.6% for the first nine months of 1995 to 33.1% for the first nine months of 1996.

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

  During the first nine month period of 1996, the Company paid approximately $2.1 million in dividends on its common stock, and it is expected that the Company will pay approximately $2.8 million for all of 1996. The Company is also required to make semi-annual interest payments of $4.4 million on its $100 million of 8.75% Senior Debentures due 2025.

  The principal sources of funds for the Company's insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. In order to provide further liquidity, the Company increased its Line of Credit to $100 million from $40 million. The Line of Credit is with a group of domestic banks pursuant to a Credit Agreement, dated September 24, 1996 (the "Credit Agreement"). As of September 30,1996, the Company has borrowed $15 million under this line of credit for general corporate purposes. The Credit Agreement contains several financial covenants relating to the Company's consolidated net worth, a minimum capitalization ratio, a minimum fixed charge coverage ratio and a minimum risk based capital ratio. The Company is in compliance with these covenants.

  On a consolidated basis, net cash provided from (used in) operations for the nine month period ended September 30, 1996 and 1995 was $26.7 million and $(7.9) million, respectively. Net cash provided from operations for the nine months ended September 30, 1996 was principally due to a increase in gross premiums.

  Total assets of the Company increased by 16.2% to $925.4 million in 1996, from $796.7 million in 1995. Cash and invested assets were $442.4 million at September 30, 1996, increasing 4.7% from December 31, 1995.

  As of September 30, 1996, the Company's investment portfolio consisted of cash and short-term investments (32.1%), U.S. Government securities (7.3%), mortgage-backed securities (1.8%), corporate bonds (21.5%), foreign government securities (0.5%), municipal bonds (35.1%) and equity securities (1.7%). According to Moody's rating, 98.1% of the Company's portfolio is rated A or better. The Company expects current cash flow to be sufficient to meet operating needs, although, a certain amount of invested assets has been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs. Beginning in June of each year, the Company begins to increase its holdings of cash and short-term investments. This practice facilitates the Company's ability to meet its higher short-term cash needs during the hurricane season.

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

  On November 1, 1996, the Company announced a stock repurchase program under which the Company may purchase up to two million shares of its common stock in the open market at prevailing prices or in privately negotiated transactions, depending on market conditions, stock price and other factors. The purchase will be funded from available working capital and the repurchased shares will be held in treasury or used for ongoing stock issuances such as issuances under the Company's incentive compensation and stock option programs. As of November 13, 1996, the Company had purchased a total of 375,000 shares of its common stock under this program for an aggregate purchase price of $10.2 million (average cost of $27.31 per share).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

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

  None.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                           ITEM 5. OTHER INFORMATION

  None.

                                 EXHIBITS INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
   3.1   Restated Certificate of Incorporation of the Company, dated September
         1, 1993 (filed as an exhibit to Amendment No. 1 to the Registration
         Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance
         Group, Inc., filed on October 18, 1993 and incorporated herein by ref-
         erence (File No. 1-12338)).
   3.2   By-Laws of the Company (Amended and Restated as of October 1, 1993)
         (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group,
         Inc., filed on October 18, 1993 and incorporated herein by reference
         (File No. 1-12338)).
   4.1   Indenture between the Company and Southtrust Bank of Alabama, National
         Association, dated as of July 19, 1995 (filed as an exhibit to the
         Company's Form 10-K for the year ended December 31, 1995, filed on
         March 28, 1996 and incorporated herein by reference (File No. 1-
         12338)).
   4.2   Supplemental Indebenture between the Company and Southtrust Bank of
         Alabama, National Association, dated July 19, 1995 (filed as an ex-
         hibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No.
         1-12338)).
  10.1   Separation and Public Offering Agreement between Torchmark Corporation and the Company dated September 13, 1993 (filed as an exhibit to the
         Company's Form 10-K for the year ended December 31, 1993, filed on
         March 28, 1994 and incorporated herein by reference (File No. 1-
         2338)).
  10.2   Marketing and Administrative Services Agreement between Liberty Na-
         tional File Insurance Company, Liberty National Insurance Corporation
         and Liberty National Life Insurance Company dated September 13, 1993
         (filed as an exhibit to the Company's Form 10-K for the year ended De-
         cember 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-2338)).
  10.3   Investment Services Agreement between Waddell & Reed Asset Management
         Company and the Company (filed as an exhibit to Amendment No. 1 to the
         Registration Statement on Form S-1 (Registration No. 33-68114) of
         Vesta Insurance Group, Inc., filed on October 18, 1993 and incorpo-
         rated herein by reference (File No. 1-12338)) dated September 13,
         1993.
  10.5   Management Agreement between J. Gordon Gaines, Inc., Liberty National
         Fire Insurance Company, Sheffield Insurance Corporation, Liberty Na-
         tional Insurance Corporation and Vesta Insurance Corporation dated No-
         vember 15, 1994 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorpo-
         rated herein by reference (File No. 1-2338)).
  10.6   Form of Restricted Stock Agreement (filed as an exhibit to the Regis-
         tration Statement on Form S-1 (Registration No. 33-68114) of Vesta In-
         surance Group, Inc., filed on August 31, 1993 and incorporated herein by reference (File No. 1-12338)).
  10.7*  The Company's Long Term Incentive Plan as amended effective as of May
         16, 1995 (filed as an exhibit to the Company's Form 10Q for the quar-
         ter ended June 30, 1995, filed on August 14, 1995 and incorporated herein by reference (File No. 1-12338)).
  10.8*  Form of Non-Qualified Stock Option Agreement entered into by and be-
         tween the Company and certain of its executive officers and directors
         (filed as an exhibit to the Company's Form 10-K for the year ended De-
         cember 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.9*   Cash Bonus Plan of the Company (filed as an exhibit to the Company's
         Form 10-K for the year ended December 31, 1993, filed on March 28,
         1994 and incorporated herein by reference (File No. 1-2338)).
 10.10*  J. Gordon Gaines, Inc. Post Retirement Benefits Plan (filed as an ex-
         hibit to the Company's Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No.
         1-12338)).
 10.11*  J. Gordon Gaines, Inc. Retirement Savings Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on
         March 29, 1995 and incorporated herein by reference (File No. 1-
         12338)).
 10.12*  The Company's Non-Employee Director Stock Plan (filed as an exhibit to the Company's 10-Q for the quarter ended June 30, 1995, filed on Au-
         gust 14, 1995 and incorporated herein by reference (File No. 1-
         12338)).
 10.13   Office Lease between the Company and Torchmark Development Corpora-
         tion, dated as of April 20, 1992 (filed as an exhibit to the Company's
         Form 10-K for the year ended
         December 31, 1993, filed on March 28, 1994 and incorporated herein by reference
         (File No. 1-12338)).
 10.14   Agency Agreement between Liberty National Fire Insurance Company,
         Vesta Insurance Corporation, Sheffield Insurance Corporation, and
         Overby-Seawell Company (filed as an exhibit to Amendment No. 1 to the
         Registration Statement on Form S-1 (Registration No. 33-68114) of
         Vesta Insurance Group, Inc., filed on October 18, 1993 and incorpo-
         rated herein by reference (File No. 1-12338)).
 10.15   Commercial/Personal Property Risk Excess Reinsurance Contracts, dated
         July 1, 1993, constituting the Company's Direct Per Risk Treaty Pro-
         gram, between Vesta Fire Insurance Corporation, Sheffield Insurance
         Corporation, Vesta Insurance Corporation, Vesta Lloyds Insurance Com-
         pany and various reinsurers (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of
         Vesta Insurance Group, Inc., filed on October 18, 1993 and incorpo-
         rated herein by reference (File No. 1-12338)) Renewed July 1, 1996.
 10.16   Catastrophe Reinsurance Contracts, dated July 1, 1995, constituting the Company's Direct Property Catastrophe Program, between Vesta Fire
         Insurance Corporation, Vesta Insurance Corporation, Sheffield Insur-
         ance Corporation, Vesta Lloyds Insurance Company and various reinsur-
         ers (filed as an exhibit to the Company's Form 10-K for the year ended
         December 31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-12338)).
 10.17   Specific Regional Catastrophe Excess Contracts, dated January 1, 1996, constituting the Company's Regional Property Catastrophe Program, be-
         tween Vesta Fire Insurance Corporation and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December
         31, 1995, filed on March 28, 1996 and incorporated herein by reference
         (File No. 1-12338)).
 10.18   Casualty Excess of Loss Reinsurance Agreements, dated January 1, 1994, constituting the Company's Casualty Excess of Loss Reinsurance Pro-
         gram, between Vesta Fire Insurance Corporation, Vesta Insurance Corpo-
         ration, Sheffield Insurance Corporation, Vesta Lloyds Insurance Com-
         pany and various reinsurers (filed as an exhibit to the Company's Form
         10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-12338)). Renewed January
         1, 1996.

 Exhibit
   No.                                 Description
 -------                               -----------
  10.19  Quota Share Reinsurance Contract, dated December 31, 1994, covering the Company's Personal Lines Property and Mortgage Security Property
         business between Vesta Fire Insurance Corporation, Sheffield Insurance
         Corporation, Vesta Insurance Corporation, Vesta Lloyds Insurance Com-
         pany and various reinsurers (filed as an exhibit to the Company's Form
         10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-12338)). Renewed January
         1, 1996.
  10.20  Credit Agreement between Vesta Insurance Group, Inc. and Compass Bank,
         Southtrust Bank of Alabama, N.A., First Union Bank and Compass Bank,
         as agent dated August 11, 1994 (filed as an exhibit to the Company's
         Form 10-Q for the quarter-ended September 30, 1994, filed on November
         9, 1994 and incorporated herein by reference (File No. 1-12338)).
  10.21  Amendment to Catastrophe Reinsurance Contracts, dated July 1, 1995, constituting the Company's Direct Property Catastrophe Program, be-
         tween Vesta Fire Insurance Corporation, Vesta Insurance Corporation,
         Sheffield Insurance Corporation, Vesta Lloyds Insurance Company, Ha-
         waiian Insurance & Guaranty Company, Limited and various reinsurers.
         (Filed as an exhibit to the Company's Form 10-Q for the quarter ended
         September 30, 1995, filed on November 14, 1995 and incorporated herein by reference (File No. 1-12338)). Renewed July 1, 1996.
  10.22  Amendment to Catastrophe Reinsurance Contracts, dated January 1, 1996, constituting the Company's Direct Property Catastrophe Program, be-
         tween Vesta Fire Insurance Corporation, Vesta Insurance Corporation,
         Sheffield Insurance Corporation, Vesta Lloyds Insurance Company, Ha-
         waiian Insurance & Guaranty Company, Limited and various reinsurers
         (filed as an exhibit to the Company's Form 10-K for the year ended De-
         cember 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)).
  10.23  Credit Agreement between Vesta Insurance Group, Inc. and Southtrust
         Bank of Alabama, N.A., ABN Amro Bank B.V., Bank of Tokyo-Mitsubishi
         Trust Company, The First National Bank of Chicago, Wachovia Bank of
         Georgia, N.A. and First Union National Bank of North Carolina, as
         agent dated September 24, 1996.
  10.24  Quota Share Reinsurance Contract, effective July 1, 1996, covering all lines of business written by Vesta Fire Insurance Corporation,
         Sheffield Insurance Corporation, Vesta Insurance Corporation, Vesta
         Lloyds Insurance Company, The Hawaiian Insurance and Guaranty Company,
         Ltd. and various reinsurers.

--------
*These are the Company's compensatory plans.

B) REPORTS ON FORM 8-K.

  None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          VESTA INSURANCE GROUP, INC.
Date: November 14, 1996

                                                  /s/ Brian R. Meredith
                                          -------------------------------------
                                                    Brian R. Meredith
                                                 Vice President, Finance
                                              (Principal Financial Officer)

                                                  /s/ Mary Beth Heibein
                                          -------------------------------------
                                                    Mary Beth Heibein
                                                Controller and Principal
                                                   Accounting Officer