Form 10-K
period 1996-12-31
VESTA INSURANCE GROUP INC
filed 1997-03-27
CIK 911576

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                          Commission file number
      December 31, 1996                                      1-12338
                          VESTA INSURANCE GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                              63-1097283
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

    3760 River Run Drive,                                     35243
        Birmingham, AL
    (ADDRESS OF PRINCIPAL                                  (ZIP CODE)
      EXECUTIVE OFFICES)

              Registrant's telephone number, including area code:
                                (205) 970-7000
          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS           CUSIP NUMBER:           ON WHICH REGISTERED:

 Common Stock, $.01 Par           925391104           New York Stock Exchange
         Value
          Securities registered pursuant to Section 12(g) of the Act:

                                     None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                                YES [X]  NO [_]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K ((S)229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                 REGISTRANT AS OF March 3, 1997: $527,444,758

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF March
                             3, 1997 is 18,568,083

                      DOCUMENTS INCORPORATED BY REFERENCE
   PORTIONS OF THE VESTA INSURANCE GROUP, INC. PROXY STATEMENT FOR ITS 1997 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III
                                    HEREOF.

                                    PART I

                                   BUSINESS

  Vesta Insurance Group, Inc. (the "Company" or "Vesta") is a holding company for a group of property/casualty insurance companies ("Vesta Group"), including Vesta Fire Insurance Corporation ("Vesta Fire"), which offers treaty reinsurance and primary insurance on personal and commercial risks. In both its reinsurance and primary insurance operations, the Company focuses primarily on property coverages. Gross premiums written by the Company in 1996 totalled $769.6 million. At December 31, 1996, the Company's stockholders' equity was $318.7 million.

  The Company provides treaty reinsurance, principally through reinsurance intermediaries, to small and medium-sized regional insurance companies located primarily in the southwestern, midwestern and northeastern United States. The reinsurance of personal (including auto physical damage) and commercial property risks accounted for approximately 90% of the Company's gross reinsurance premiums written in 1996. The principal lines of business reinsured by the Company include homeowner and commercial property coverages, non-standard automobile insurance and collateral protection insurance.

  In its primary insurance operations, the Company has developed insurance products and programs to meet particular market needs. Primary insurance products offered by the Company include a variety of homeowner and dwelling insurance products, specialty commercial transportation products, commercial business coverages and certain financial services products designed to protect the interests of financial institutions in real and personal property collateral. Primary insurance products are distributed through independent agents and brokers, with the exception of certain financial services products, which are distributed through specialist agents and two managing agents.

  In June of 1995, Vesta Fire acquired all of the issued and outstanding capital stock of The Hawaiian Insurance & Guaranty Company, Limited ("HIG"), a provider of personal lines products in the State of Hawaii. HIG began business as a property and casualty insurance company in 1915. Since its reorganization in 1993, HIG has written only personal lines business, focusing primarily on homeowner's insurance. During 1996, HIG contributed $41.8 million in gross written premiums to the Company's personal lines business.

  The combined ratio is a standard measure in the property and casualty insurance industry of a company's performance in managing its losses and expenses. Underwriting results are generally considered profitable when the combined ratio is less than 100%. A comparison of statutory combined ratios indicates that the Company has experienced more favorable results than the insurance industry generally over the past three years.

  The following table sets forth statutory combined ratios for the Company and the statutory combined ratios for the property and casualty insurance industry as a whole for the preceding three calendar years.

                       COMBINED RATIO (STATUTORY BASIS)

                                                  1994      1995      1996
                                                  -----     -----     -----
The Company(1)...................................  89.4%     90.6%     89.7%
Property and Casualty Industry................... 108.3%(2) 106.4%(2) 107.0%(3)

--------
(1) Data has been derived from the financial statements of the Company prepared in accordance with statutory accounting practices ("SAP") and filed with insurance regulatory authorities.
(2) The statutory industry data is taken from the A.M. Best Company, Aggregate and Averages, 1996 Edition.
(3) 1996 estimate by the A.M. Best Company, Review and Preview, January 1997 Edition.

  While the industry combined ratios are the generally accepted measure for comparing results within the property and casualty insurance industry, these combined ratios do not distinguish between property and casualty companies based upon their mix of business. Unlike many property and casualty companies, the Company focuses primarily on short-tail property coverages and writes a very limited amount of longer tail casualty coverages. Long-tail insurance coverages often produce higher losses relative to the premiums charged than short-tail property insurance; however, because ultimate claim losses for longer tail coverages are slower to be reported and finally paid, companies writing a significant amount of long-tail insurance coverages may be able to derive investment income from the use of premiums paid to mitigate their higher losses.

  The Company's insurance subsidiaries are currently rated "A" (Excellent) by A.M. Best, which is A.M. Best's third highest rating category. A.M. Best ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. No assurance can be given that in the future, A.M. Best will not reduce or withdraw the ratings of the Company's insurance subsidiaries because of factors, including material losses, that may or may not be within the Company's control. See "Business--A.M. Best Rating" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company was incorporated in Delaware on July 9, 1993 to be the holding company for the property and casualty insurance subsidiaries of Torchmark Corporation ("Torchmark"). Prior to its initial public offering of common stock in November 1993, the Company was a wholly owned subsidiary of Torchmark. As of December 31, 1996, Torchmark held approximately 27% of the outstanding common stock of the Company. The Company's principal property and casualty subsidiary is Vesta Fire. The Company's principal executive offices are at 3760 River Run Drive, Birmingham, Alabama 35243, and its telephone number is (205) 970-7000.

BUSINESS STRATEGY

  The Company's strategy is to focus principally on property coverages in all of its lines of business while adjusting the mix and volume of its writings and retentions to respond to changes in market prices and to manage its risk exposures. The Company contributed a majority of the proceeds from its initial public offering in November 1993 and the sale of $100 million of its 8.75% Senior Debentures due 2025 in July 1995 to the capital and surplus of its insurance subsidiaries. By increasing the surplus of its insurance subsidiaries, the Company has continued to increase its sales of insurance and reinsurance. In particular, the Company has significantly increased its writings of pro rata reinsurance to capitalize on the increased demand for such reinsurance in recent years. In addition, since the end of 1992, the Company has been able to maintain its writings of catastrophe risks. The Company is also increasing its writings of selected primary insurance lines.

  Historically, the Company has made substantial use of reinsurance and retrocessional arrangements to reduce its exposure to risks and the variability of its earnings. The Company plans to continue to cede a portion of its insurance risks while using its increased capital base to increase selectively its retentions of certain property risks based on market conditions. In addition, the Company will continue its strategy to balance the geographic concentration of the risks of its primary insurance and reinsurance business. While the Company's primary insurance operations are focused principally in southeastern and southwestern states and Hawaii, its reinsurance business is principally regional insurance companies operating outside of these areas.

LINES OF BUSINESS

  The following table provides selected historical information on a GAAP basis concerning the business written by the Company and the associated underwriting results. This data should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto. For additional information on the Company's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note M to the Consolidated Financial Statements.

                                         YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
                                 1992      1993      1994      1995      1996
                               --------  --------  --------  --------  --------
                                    (IN THOUSANDS, EXCEPT RATIO DATA)
REINSURANCE
 Gross Premiums Written(1).... $ 84,007  $126,332  $242,030  $422,711  $615,352
 Net Premiums Written.........   61,686    96,181   193,136   358,289   446,062
 Net Premiums Earned..........   54,491    89,356   191,700   290,657   415,028
 Loss Ratio...................     50.0%     50.1%     50.5%     58.9%     59.8%
PRIMARY INSURANCE
Personal
 Gross Premiums Written....... $ 51,555  $ 64,300  $ 63,658  $105,643  $109,661
 Net Premiums Written.........   30,608    42,580    28,626    52,157    69,769
 Net Premiums Earned..........   24,696    36,316    39,223    44,796    63,207
Commercial
 Gross Premiums Written.......   30,672    34,796    49,018    58,428    44,573
 Net Premiums Written.........   17,775    20,192    37,948    48,782    24,801
 Net Premiums Earned..........   19,196    18,138    29,028    46,349    33,677
Total Primary
 Gross Premiums Written.......   81,827    99,096   112,676   164,071   154,234
 Net Premiums Written.........   48,383    62,772    66,574   100,939    94,570
 Net Premiums Earned..........   43,892    54,454    68,252    91,145    96,884
 Loss Ratio...................     52.5%     56.2%     63.7%     52.6%    48.28%
COMBINED
 Gross Premiums Written....... $165,834  $225,428  $354,706  $586,782  $769,586
 Net Premiums Written.........  110,069   158,953   259,710   459,228   540,632
 Net Premiums Earned..........   98,383   143,810   259,952   381,802   511,912
 Loss Ratio...................     51.1%     52.4%     53.9%     57.4%     57.6%
 Expense Ratio................     45.2%     40.5%     34.0%     29.3%     30.2%
 Combined Ratio...............     96.3%     92.9%     87.9%     86.7%     87.8%

(1) Reinsurance gross premium written excludes less than $1.5 million of assumed reinsurance per year which is treated as primary business in this table and in the following discussion.

REINSURANCE

  Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) all or a portion of a risk or risks that the ceding company has assumed under the insurance policy or policies it has issued. A ceding company may purchase reinsurance for any number of reasons including, to obtain, through the reduction of its liabilities, greater underwriting capacity than its own capital resources would support, to stabilize its underwriting results, to protect against catastrophic loss, to withdraw from a line of business, and to manage risk when entering a line of business.

  Reinsurance can be written on either a pro rata or excess of loss basis. Under pro rata reinsurance, the reinsurer, in return for a predetermined portion or share of the insurance premium charged by the ceding company, indemnifies the ceding company against a predetermined portion or share of the losses and loss adjustment expenses ("LAE") of the ceding company under the covered primary policy or policies. Under excess of loss reinsurance, the reinsurer indemnifies the ceding company against all or a specified portion of losses and LAE on underlying insurance policies in excess of a specified dollar amount, known as the ceding company's retention, subject to a negotiated policy limit. Catastrophe reinsurance is a form of excess of loss reinsurance which indemnifies the ceding company for losses resulting from a particular catastrophic event. Excess of loss reinsurance is often written in layers, with one or a group of reinsurers taking the risk from the ceding company's retention layer up to a specified amount, at which point either another reinsurer or a group of reinsurers takes the excess liability or it remains with the ceding company. The reinsurer acquiring the risk immediately above the ceding company's retention layer is said to write working or low layer reinsurance. A loss that reaches just beyond the primary insurer's retention layer will create a loss for the working layer reinsurer, but not for the reinsurers on the higher layers.

  Premiums that the ceding company pays to the reinsurer for excess of loss coverage are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. Excess of loss coverage is priced separately and distinctly from the pricing employed by the ceding company in connection with its risk since the probability of loss is different for the reinsurer than the ceding company. Accordingly, excess of loss contracts may increase flexibility to determine premiums for reinsurance. In contrast, in pro rata reinsurance, premiums that the ceding company pays to the reinsurer are proportional to the premiums that the ceding company receives, consistent with the proportional sharing of risk, and the reinsurer generally pays the ceding company a ceding commission. Generally, the ceding commission is based upon the ceding company's cost of obtaining the business being reinsured (i.e., commissions, premium taxes, assessments and miscellaneous administrative expenses).

  There are two basic types of reinsurance agreements, treaties and facultative certificates. Facultative reinsurance involves the reinsuring of an individual risk while treaty reinsurance is automatic reinsurance (which may be written pro rata or excess of loss), whereby the ceding company is obligated to cede and the reinsurer is obligated to accept from the ceding company certain risks or classes of risks. Occurrence catastrophe reinsurance is a form of treaty reinsurance.

  Substantially all of the reinsurance that the Company currently writes is on personal (including automobile) and commercial property risks. Management believes there are certain advantages in emphasizing the writing of property reinsurance over casualty reinsurance, the most significant of which is that ultimate property claims losses generally can be determined more quickly than ultimate casualty claims losses. Long-tail reinsurance, such as certain casualty coverages, frequently are slower to be reported and finally determined. However, the earnings of property insurers are affected by unpredictable catastrophic events. In addition, a continuing increase in the severity of catastrophic losses as well as various other market forces could affect the Company's ability to buy adequate retrocessional coverage and thereby necessitate a reduction of the Company's reinsurance business to a level appropriate for the retrocessional protection available.

  The Company's mix of reinsurance business on a gross premiums written basis is set forth in the following table for the periods indicated:

                 DISTRIBUTION OF REINSURANCE PREMIUMS WRITTEN

                                          YEAR ENDED DECEMBER 31,
                         --------------------------------------------------------------
TYPE OF
REINSURANCE                   1993            1994            1995            1996
-----------              --------------  --------------  ---------------  -------------
                                     (IN THOUSANDS, EXCEPT RATIO DATA)
Property Reinsurance
 Pro Rata............... $ 93,730  74.2% $181,777  75.1% $330,486   78.2% $502,463 81.7%
 Catastrophe............   23,995  19.0    43,982  18.2    38,417    9.1    45,721  7.4
 Excess Risk............    2,378   1.9     4,203   1.7     2,454    0.6     2,888   .5
                         -------- -----  -------- -----  --------  -----  -------- ----
Total Property..........  120,103  95.1   229,962  95.0   371,357   87.9   551,072 89.6
Casualty Reinsurance....
 Auto Liability.........    5,001   4.0     9,450   3.9    49,118   11.6    60,912  9.9
 Other Casualty(1)......    1,228   0.9     2,618   1.1     2,236    0.5     3,368   .5
                         -------- -----  -------- -----  --------  -----  -------- ----
Total Casualty..........    6,229   4.9    12,068   5.0    51,354   12.1    64,280 10.4
                         -------- -----  -------- -----  --------  -----  -------- ----
 Total Reinsurance...... $126,332 100.0% $242,030 100.0% $422,711  100.0% $615,352  100%
                         ======== =====  ======== =====  ========  =====  ======== ====

--------
(1) Estimated casualty portion of total reinsurance excluding Auto Liability.

  The Company seeks to adjust its reinsurance activities in response to changing conditions in the reinsurance markets. The Company significantly increased the writings of pro rata reinsurance during the year ended December 31, 1996, principally for smaller companies seeking to obtain additional underwriting capacity and protection against catastrophic loss. In addition, the Company's current strategy is to maintain its writings of property catastrophe reinsurance to take advantage of continuing attractive pricing of occurrence catastrophe reinsurance resulting from the unusual level of catastrophic losses experienced between 1989 and 1996, which included hurricanes, earthquakes, numerous severe winter storms and several severe hail storms.

  The principal lines of business reinsured by the Company include homeowner and commercial property coverages, non-standard automobile insurance and collateral protection insurance. For 1996, homeowner and commercial business comprised approximately 58% of gross reinsurance premiums written, non-standard automobile insurance comprised approximately 37% of gross reinsurance premiums written, and collateral protection insurance comprised approximately 5% of gross reinsurance premiums written. The Company writes a small amount of casualty reinsurance for certain of its property reinsurance clients. Casualty reinsurance risks assumed by the Company consist largely of non-standard automobile liability insurance as well as liability coverages provided under homeowner and commercial multi-peril policies.

  Marketing. The Company provides reinsurance to small and medium-sized regional insurance companies located primarily in the southwestern, midwestern and northeastern United States. Most of the Company's reinsurance business is produced through major reinsurance intermediaries in the United States. In 1996 the Company began writing international reinsurance business with an emphasis on catastrophe reinsurance. This was enhanced in September 1996 with the establishment of a branch office in Copenhagen, Denmark which improved access to the European reinsurance market. The Company's reinsurance division currently does business through approximately 30 intermediaries, five of which were responsible for approximately 73% of the division's premium volume during 1996.

  Underwriting. Management's underwriting strategy is to practice strict discipline in carrying out its major operating functions, risk selection and retention. For selecting and managing its portfolio of reinsurance contracts, the authority to bind the Company is limited to five employees whose duties are concentrated primarily on identifying and accessing desirable business. The Company utilizes computers and analytical software to assist underwriters in evaluating and selecting risks and determining appropriate retention levels. It is the Company's practice to have direct contact, either by underwriting audits or periodic visits of a more general nature, with ceding companies with whom the Company has working layer relationships, both to enhance the quality of its underwriting process and to develop and retain its business relationships.

PRIMARY INSURANCE BUSINESS

  In its primary insurance operations, the Company has sought to identify market opportunities and develop insurance products to meet particular market needs. The Company's primary insurance operations are focused primarily on selected personal and commercial insurance lines as well as on financial services products consisting of certain collateral protection insurance policies for financial institutions. As in its reinsurance operations, the Company emphasizes property coverages, although the Company generally provides comprehensive personal liability coverage as part of its homeowner products and general liability coverage as part of its business owners and commercial package policies for small to medium-sized businesses.

  The Company's independent agents may bind insurance coverages only in accordance with guidelines established by the Company. The Company promptly reviews all coverages bound by its agents and a decision is made as to whether to continue such coverages. Because of the broad base of the Company's independent agency force, the contractual limitation on their authority to bind coverage and the Company's review procedures, the Company does not believe that the authority of its agents to bind the Company presents any material risk to the Company and its operations.

Personal Lines

  The Company's personal lines business relates primarily to the insurance of residential properties and their contents. The Company offers insurance products for a wide range of homes, but (excluding HIG which writes dwellings valued up to $750,000) emphasizes lower value dwellings (dwellings valued up to $50,000) and standard dwellings (dwellings valued from $50,000 to $150,000) that typically yield higher profit margins.

  The Company also provides specialty products protecting collateral and repossessed property of financial institutions. Certain of these products are designed to protect the interests of financial institutions against physical damage to private passenger automobiles and other personal property in those cases where the borrower fails to insure the collateral in accordance with a loan agreement. The Company also has mortgage security products that are designed to protect the interest of the mortgagee and mortgagor (borrower) caused by the mortgagor's failure to obtain property insurance on the mortgaged property. Coverage is also provided for properties that are in the process of foreclosure.

  On December 31, 1996, the Company cancelled the 75% pro rata reinsurance contract on its homeowners and dwelling lines of business (excluding HIG) produced through independent agents and also on its homeowners and dwelling lines of business in the financial services business.

  It has been the Company's policy generally not to underwrite personal lines business within one hundred miles of a coastline (except for Florida which is 10 miles, and Hawaii) in order to limit its exposure to typical coastal occurrences such as hurricanes and other types of storms. The Company continually monitors and controls its business in order to prudently manage its risk in areas with significant exposure to natural disasters. See "Business--Regulation."

  Marketing. The Company currently markets its insurance products for personal lines through approximately 870 independent agents. The Company believes its marketing of its personal lines products has benefited from the Company's "A" A.M. Best rating. See "Business--A.M. Best Rating" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Within certain parameters, the agents of the Company are authorized to write policies without approval from the Company. However, all policies are reviewed by Company underwriting staff upon receipt of the application by the Company.

  The following table sets forth the principal geographic distribution of the Company's gross premiums written in its personal lines business for the three years indicated. The states listed below comprise the five states with the largest gross premiums written for 1996.

                                             YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                        1994           1995           1996
                                    -------------  -------------  -------------
                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Hawaii............................. $     0   0.0% $30,828  29.2% $41,927  38.5%
Alabama............................  15,730  24.7   14,868  14.1   15,348  14.1
Georgia............................   3,975   6.2    5,980   5.7    6,258   5.8
Florida............................   9,152  14.4    6,411   6.0    5,428   5.0
Texas..............................   8,605  13.5    6,360   6.0    4,588   4.2
All Other..........................  26,196  41.2   41,196  39.0   35,291  32.4
                                    ------- -----  ------- -----  ------- -----
 Total............................. $63,658 100.0% 105,643 100.0  108,840 100.0%
                                    ======= =====  ======= =====  ======= =====

  The Company has offered homeowner and dwelling policies through independent agents since 1988. The Company is currently marketing such policies through independent agents in 14 southern states and Hawaii and plans to introduce these products in certain additional states in order to broaden the geographical spread of its business. The Company employs marketing representatives to maintain and expand its agency relationships in its personal lines business. In addition, the Company pays what it believes to be competitive commission rates to its agents and has established a profit sharing plan for agencies, which is based on volume of premiums and loss ratios for risks written.

  The Company's financial services products are sold to financial institutions. Most of the financial services products written by the Company are marketed and serviced through Overby-Seawell Company, a managing general agency located in Atlanta, Georgia ("Overby-Seawell"). The Company and Overby-Seawell entered into an Agency Agreement as of July 27, 1990 (the "Agency Agreement"), pursuant to which Overby-Seawell was appointed as a representative for the marketing and underwriting of the Company's financial services products. Under the Agency Agreement, Overby-Seawell has the authority to collect premiums and is responsible for the supervision, adjustment and payment of all claims arising under contracts governed by the Agency Agreement. In addition, Overby-Seawell has certain limited authority to issue and execute financial services insurance contracts on behalf of the Company without obtaining the Company's prior approval.

  Until recently, the Company marketed lower value personal dwelling insurance in six states through agents of Liberty National Life Insurance Company ("LNL"), a subsidiary of Torchmark, pursuant to a written marketing agreement with LNL. However, effective May 1, 1995, LNL terminated this agreement and will no longer market these products through its agents, although it will continue to service the inforce business. In 1996, these industrial fire products comprised approximately 12.2% of the Company's gross premiums written in its personal lines business.

  Underwriting. Underwriting of personal lines business is centralized and performed by the Company's underwriting staff in accordance with specific underwriting authority related to the acceptability of each risk for the appropriate program profile. Management information reports are utilized to measure risk selection and pricing in order to control underwriting performance. The principal underwriting criteria for personal property coverages is a financially stable owner with a well-maintained property. Rates for lower valued properties are surcharged to reflect risk characteristics. Within certain parameters, the agents of the Company are authorized to write policies without approval from the Company.

Commercial Lines

  The Company provides commercial insurance products covering selected commercial business and transportation risks. While the commercial business and transportation products offered by the Company include a liability component, the Company's commercial lines products are focused predominantly on property and physical damage coverages.

  The Company offers property insurance protection for shopping centers, food stores, general retail outlets, apartment buildings and motorcycle dealerships. The Company also provides business owners policies, primarily to small and medium-sized businesses, which provide comprehensive coverage under one policy, including coverage for vehicles used in business, property insurance for buildings, equipment, inventory and contents, and general liability insurance for risks associated with business premises.

  The Company has designed a complementary group of insurance products for the trucking industry. These products are offered to independent owner-operators of trucks and small fleets to cover physical damage, non-trucking liability and cargo risks. Physical damage protection is the principal product written by the Company in this line of business. The Company offers non-trucking liability (which insures non-business use of the vehicle by owner-operators) and cargo insurance as supplementary products to physical damage coverages.

  Marketing. The Company's commercial lines products are offered in 47 states. The Company uses marketing representatives to market its commercial lines products to independent agents and brokers. These marketing representatives are employees of the Company and are located in areas in which the Company operates and targets business development. Commercial business products are marketed directly through approximately 1000 independent agencies and brokers. Transportation products are marketed through approximately 60 agencies which specialize in this line of business. The Company believes that its "A" A.M. Best rating and the commissions and profit sharing arrangements it provides to contracted agents have been important factors in the Company's ability to access and maintain profitable commercial property-casualty and transportation business. See "Business--A.M. Best Rating" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The following table sets forth the principal geographic distribution of the Company's gross premiums written in its commercial lines business for the years indicated. The states listed below comprise the five states with the largest gross premiums written for 1996.

                                             YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                        1994           1995           1996
                                    -------------  -------------  -------------
                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Texas.............................. $12,981  26.5% $14,771  25.3% $11,035  24.8%
Missouri...........................   4,720   9.6    6,124  10.5    6,554  14.7
Louisiana..........................   6,383  13.0    5,432   9.3    3,790   8.5
Alabama............................   2,652   5.4    3,649   6.2    2,276   5.1
Kentucky...........................   1,092   2.2    1,823   3.1    1,787   4.0
All Other..........................  21,190  43.3   26,629  45.6   19,131  42.9
                                    ------- -----  ------- -----  ------- -----
 Total............................. $49,018 100.0% $58,428 100.0% $44,573 100.0%
                                    ======= =====  ======= =====  ======= =====

  Underwriting. Underwriting of the Company's commercial business and transportation products is centralized and performed by the Company's underwriting staff in accordance with specific underwriting authority based upon the experience and knowledge level of each underwriter. Risks that are perceived to be more difficult and complex risk exposures are underwritten by the more experienced staff and reviewed by management.

  Many underwriting factors are examined for the commercial business line, such as quality of construction, occupancy and protection against fire and other hazards. Additionally, a critical underwriting element is the financial condition of the owners.

  Transportation underwriting is heavily concentrated on a review of the driver, including the driver's record and experience. However, other factors are also considered, such as, in the case of cargo insurance, damageability and theft exposure.

  Limited binding authority is provided to contracted agents, but only for risks which have been underwritten, priced and accepted by an authorized underwriter of the Company or risks which qualify under specific and pre-set guidelines and rate parameters established for a specified class of products.

REINSURANCE CEDED

  The Company seeks to manage its risk exposure through the purchase of reinsurance, including retrocessional placements for its reinsurance business. The Company obtains reinsurance principally to reduce its net liability on individual risks and to provide protection for individual loss occurrences, including catastrophic losses, and to stabilize its underwriting results. In exchange for reinsurance, the

Company pays to its reinsurers a portion of the premiums received under the reinsured policies. While the assuming reinsurer is liable for losses to the extent of the coverage ceded, reinsurance does not legally discharge the Company from primary liability for the full amount of the policies ceded.

  The Company purchases reinsurance separately for its primary insurance business lines and its reinsurance business. Gross written premiums ceded for 1995 were $127.6 million, which constituted 21.7% of the gross premiums written, and for 1996, were $229.0 million, which constituted 29.8% of the gross premiums written. The increase in 1996 was primarily due to a pro rata reinsurance facility covering substantially all primary and assumed business entered into by Vesta Fire. While the Company seeks to reinsure a signficant portion of its property catastrophe risks, there can be no assurance that losses experienced by the Company will be within the coverage limits of the Company's reinsurance and retrocessional programs.

  The availability and cost of reinsurance and retrocessional coverage may vary significantly over time and are subject to prevailing market conditions. Pricing in this business has weakened slightly due to increased availability of reinsurance market capacity.

  The Company seeks to evaluate the credit quality of the reinsurers and retrocessionaires to which it cedes business. No assurance can be given regarding the future ability of any of the Company's reinsurers to meet their obligations. Among the insurers to which the Company cedes reinsurance is Underwriters at Lloyd's, London, a collection of underwriters, known as "Names," who group together annually to form syndicates. In recent years Lloyd's has reported substantial losses which have had deleterious effects on Lloyd's in general, and on certain syndicates in particular. In addition, there has been a decrease in underwriting capacity of Lloyd's syndicates in recent years. The substantial losses and other adverse developments could affect the ability of certain syndicates to continue to trade and the ability of insureds to continue to place business with particular syndicates. It is not possible to predict what effects the circumstances described above may have on Lloyd's and the Company's contractual relationship with Lloyd's syndicates in future years.

CLAIMS

  Claims arising under the policies and treaties issued or reinsured by the Company are managed by the Company's Claims Department. When the Company receives notice of a loss, its claims personnel open a claim file and establish a reserve with respect to the loss. All claims are reviewed and all payments are made by the Company's employees, with the exception of claims on certain collateral protection products, which are adjusted by a managing general agency and periodically audited by the Company's claims personnel.

  Most personal lines claims are adjusted and paid by staff claims adjusters located throughout the southeastern and southwestern United States and Hawaii. Management believes that utilizing the Company's trained employee adjusters permits faster, more efficient service at a lower cost.

  Claims settlement authority levels are established for each adjuster or manager based upon such employee's ability and level of experience. Upon receipt, each claim is reviewed and assigned to an adjuster or manager based upon the type of claim. Claims-related litigation is monitored by a home office litigation supervisor. The Company emphasizes prompt, fair and equitable settlement of meritorious claims, adequate reserving for claims and controlling of claims adjustment and legal expenses.

RESERVES

  The Company's insurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. To the extent that reserves prove to be inadequate in the future, the Company would have to increase such reserves and incur a charge to earnings in the period such reserves are increased which could have a material adverse effect on the Company's results of operations and financial condition. The establishment of appropriate reserves is an inherently uncertain process and there can be no assurance that ultimate losses will not materially exceed the Company's loss reserves. Reserves are estimates involving actuarial and statistical projections at a given time of what the Company expects to be the cost of the ultimate settlement and administration of claims based on facts and circumstances then known, estimates of future trends in claims severity and other variable factors such as inflation. The inherent uncertainties of estimating reserves generally are greater with respect to reinsurance liabilities due to the diversity of development patterns among different types of reinsurance contracts, the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies.

  With respect to reported claims, reserves are established on a case-by-case basis. The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provision relating to the type of loss. Loss reserves are reviewed on a regular basis, and as new data becomes available, appropriate adjustments are made to reserves.

  For incurred but not reported ("IBNR") losses, a variety of methods have been developed in the insurance industry for determining estimates of loss reserves. One common method of actuarial evaluation, which is used by the Company, is the loss development method. This method uses the pattern by which losses have been reported over time and assumes that each accident year's experience will develop in the same pattern as the historical loss development. The Company also relies on industry data to provide the basis for reserve analysis on newer lines of business (lines written less than 3 years).

  Provisions for inflation are implicitly considered in the reserving process. For GAAP purposes, the Company's reserves are carried at the total estimate for ultimate expected loss without any discount to reflect the time value of money.

  Reserves are computed by the Company based upon actuarial principles and procedures applicable to the lines of business written by the Company. These reserve calculations are reviewed regularly by management, and, as required by state law, the Company periodically engages an independent actuary to render an opinion as to the adequacy of statutory reserves established by management, which opinions are filed with the various jurisdictions in which the Company is licensed. Based upon the practice and procedures employed by the Company, without regard to independent actuarial opinions, management believes that the Company's reserves are adequate.

  The following table provides a reconciliation of beginning and ending liability balances on a GAAP basis for the years indicated:

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1994     1995      1996
                                                    -------- --------  --------
                                                          (IN THOUSANDS)
Losses and LAE reserves at beginning of year....... $ 78,285 $120,980  $199,314
Losses and LAE incurred:
 Provision for losses and LAE for claims occurring
  in current year..................................  139,253  217,293   291,812
 Increase (decrease) in reserves for claims occur-
  ring in prior years..............................    1,028    1,798     3,109
                                                    -------- --------  --------
  Total............................................  140,281  219,091   294,921
Losses and LAE payments for claims incurred:
 Current year......................................   78,907   92,924   158,408
 Prior years.......................................   18,679   47,833    88,603
                                                    -------- --------  --------
  Total............................................   97,586  140,757   247,011
                                                    -------- --------  --------
Losses and LAE reserve liability at end of year.... $120,980 $199,314  $247,224
                                                    ======== ========  ========

  The reconciliation between statutory basis and GAAP basis reserves for each of the three years in the period ended December 31, 1996 is shown on the following page:

 RECONCILIATION OF RESERVES FOR UNPAID LOSSES AND LAE FROM STATUTORY BASIS TO
                                  GAAP BASIS

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1994      1995      1996
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Statutory reserves............................... $ 79,176  $150,818  $189,309
Adjustments for salvage and subrogation..........   (1,845)   (1,273)   (2,376)
Gross-up of amounts netted against reinsurance
 recoverable.....................................   43,649    49,769    60,291
                                                  --------  --------  --------
Reserves on a GAAP basis......................... $120,980  $199,314  $247,224
                                                  ========  ========  ========

  The following table shows the development of the reserves for unpaid losses and loss adjustment expenses from 1986 through 1996 for the Company's insurance subsidiaries on a GAAP basis excluding amounts netted against reinsurance recoverable. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amounts of losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundance (deficiency) exists when the reestimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundance (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

                                                            YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------------------------------------------
                            1986    1987    1988     1989     1990     1991    1992     1993     1994      1995      1996
                           ------- ------- -------  -------  -------  ------- -------  -------  -------  --------  --------
                                                                (IN THOUSANDS)
Liability for unpaid
 losses and LAE..........  $43,885 $44,597 $40,837  $32,861  $27,823  $21,919 $21,976  $34,647  $77,331  $149,545  $186,933
 Paid (cumulative) as of
 One year later..........   16,868   7,706  19,730   19,611   11,864   11,890  10,216   18,679   48,007    88,603
 Two years later.........   22,899  22,139  28,475   24,063   16,078   13,968  13,712   24,153   62,834
 Three years later.......   26,628  30,405  32,443   27,692   17,062   15,362  14,074   25,428
 Four years later........   32,181  32,783  34,549   28,699   17,829   15,671  14,365
 Five years later........   33,826  34,704  35,564   29,265   18,047   15,741
 Six years later.........   35,640  35,513  36,073   29,366   18,123
 Seven years later.......   36,415  36,033  36,449   29,390
 Eight years later.......   37,110  36,361  36,470
 Nine years later........   37,427  36,400
 Ten years later.........   37,456
 Liability reestimated as
  of
  End of year............   43,885  44,597  40,837   32,861   27,823   21,919  21,976   34,647   77,331   149,545   186,933
 One year later..........   43,757  43,721  42,097   34,078   28,779   21,853  22,595   35,714   79,128   152,654
 Two year later..........   42,782  43,869  42,702   33,304   29,431   21,273  22,341   35,310   81,850
 Three years later.......   43,042  44,541  42,665   33,851   28,467   20,902  22,068   35,153
 Four years later........   43,165  44,181  42,493   33,663   28,316   20,537  21,991
 Five years later........   43,745  43,170  42,149   33,444   28,027   20,385
 Six years later.........   43,619  42,987  42,330   33,113   27,886
 Seven years later.......   43,431  42,901  42,090   32,921
 Eight years later.......   43,497  42,847  41,903
 Nine years later........   43,471  42,675
 Ten years later.........   43,310
Cumulative
 redundance/(deficiency).      575   1,922  (1,066)     (60)     (63)   1,534     (15)    (506)  (4,519)   (3,109)

  As the table above indicates, due to the short tail nature of the Company's business, its claim payout pattern closely tracks increases and decreases in its premium volume.

  The Company reinsured a number of casualty risks in the early 1980's which could result in claims for coverage of asbestos related and other environmental impairment liabilities to the extent that such liabilities were not excluded from the underlying policies. The attachment points in reinsurance treaties relating to these risks are relatively high, and the Company's percentage participation in the layers of reinsurance in which it participates is relatively low. In addition, the Company carries reinsurance which would mitigate the effect of any losses under these treaties. While there exists a possibility that the Company could suffer material loss in the event of a high number of large losses under these treaties, this is unlikely in management's judgement. Management's judgement is based upon, among other things, its experience in the property insurance industry generally, the length of time that has elapsed since these particular treaties were entered into, and the fact that, to management's knowledge, the Company has received no notices of any material environmental claims under these treaties.

INVESTMENTS

  The Company's investment portfolio consists primarily of investment grade fixed income securities. Waddell & Reed Asset Management Company ("WRAMCO"), a subsidiary of Torchmark, provides investment advisory services to the Company subject to investment policies and guidelines established by management. The Company's investments at December 31, 1996 totaled approximately $427.3 million and were classified as follows:

                                                   AMOUNT AT WHICH       % OF
TYPE OF INVESTMENT                              SHOWN ON BALANCE SHEET PORTFOLIO
------------------                              ---------------------- ---------
                                                    (IN THOUSANDS)
Cash and short-term investments................        $110,051           25.8%
United States Government securities............          37,576            8.8
Mortgage-backed securities.....................           7,682            1.8
Corporate bonds................................         104,011           24.3
Foreign government.............................           2,006            0.5
Municipal bonds................................         157,623           36.9
Equity securities..............................           8,327            1.9
                                                       --------          -----
  Total........................................        $427,276          100.0%
                                                       ========          =====

  The value of the fixed maturities portfolio, classified by category, as of December 31, 1996, was as follows:

                                                       AMORTIZED COST FAIR VALUE
                                                       -------------- ----------
                                                            (IN THOUSANDS)
United States Government..............................    $ 37,398     $ 37,576
Mortgage-backed securities............................       7,760        7,682
Municipal.............................................     155,966      157,623
Foreign government....................................       2,000        2,006
Corporate.............................................     102,902      104,011
                                                          --------     --------
  Total...............................................    $306,026     $308,898
                                                          ========     ========

The composition of the fixed maturities portfolio, classified by Moody's rating as of December 31, 1996 was as follows:

                                                       AMORTIZED COST % OF TOTAL
                                                       -------------- ----------
                                                            (IN THOUSANDS)
Aaa...................................................    $135,873       44.4%
Aa....................................................      33,076       10.8
A.....................................................     129,566       42.3
Baa...................................................       7,511        2.5
Nonrated..............................................           0          0
                                                          --------      -----
  Total...............................................    $306,026      100.0%
                                                          ========      =====

  The NAIC has a bond rating system that assigns securities to classes called "NAIC designations" that are used by insurers when preparing their annual statutory financial statements. The NAIC assigns designations to publicly-traded as well as privately-placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being of the highest quality. As of December 31, 1996, all of the Company's fixed maturities portfolio, measured on a statutory carrying value basis, was invested in securities rated in class 1 by the NAIC, which are considered investment grade. The weighted average maturity of the Company's portfolio at December 31, 1996 was 2.8 years.

  As of December 31, 1996, none of the Company's fixed maturities portfolio was invested in securities that were rated below investment grade. Less than 1% of the Company's assets were invested in real estate and equity securities, and less than 1% of the Company's assets were invested in collateralized mortgage obligations secured by residential mortgages.

REGULATION

  The Company's insurance companies are subject to regulation by government agencies in the states in which they do business. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, licensing of insurers and agents, deposits of securities for the benefit of policyholders, and reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders.

  In addition to the regulatory supervision of the Company's insurance subsidiaries, the Company is also subject to regulation under the Alabama, Hawaii and Texas Insurance Holding Company System Regulatory Acts (the "Holding Company Acts"). The Holding Company Acts contain certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. The Holding Company Acts contain special reporting and prior approval requirements with respect to transactions among affiliates. The Alabama Holding Company Act is generally the most significant to the Company since it governs the Company's relationship with Vesta Fire, the Company's principal insurance subsidiary.

  Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in areas such as products liability, environmental damage and employee benefits, including pensions, workers' compensation and disability benefits. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized through repricing of coverages, if permitted by applicable regulations, or limitation or cessation of the affected business.

  Restrictions on Dividends to Stockholders. The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama and Texas law permits dividends in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. Hawaii law limits dividends to the lesser of (i) and (ii) without prior approval. Certain other extraordinary transactions between an insurance company and its affiliates, also are subject to prior approval by the Department of Insurance. Future dividends from the Company's subsidiaries may be limited by business and regulatory considerations. However, based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 1996 without prior approval of regulatory authorities is approximately $50.7 million.

  Insurance Regulation Concerning Change or Acquisition of Control. Certain subsidiaries of the Company are domestic property and casualty insurance companies organized under the insurance codes of Alabama, Hawaii and Texas (the "Insurance Codes"). The Insurance Codes contain a provision to the effect that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a "Form A") containing certain information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. In Alabama, control is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 5% or more of the voting securities of any other person. In Texas and Hawaii, control is presumed to exist if any person, directly or indirectly, or with members of the person's immediate family, owns, controls, or holds with the power to vote, or if any person other than a corporate officer or director of a person holds proxies representing, 10% or more of the voting securities of any other person.

  In addition, many state insurance regulatory laws contain provisions that require pre-notification to state agencies of a change in control of a non-domestic admitted insurance company in that state. While such prenotification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the non-domestic admitted insurer if certain conditions exist such as undue market concentration.

  Any future transactions that would constitute a change in control of the Company would also generally require prior approval by the Insurance Department of Alabama, Hawaii and Texas and would require preacquisition notification in those states which have adopted preacquisition notification provisions and wherein the insurers are admitted to transact business. Such requirements may deter, delay or prevent certain transactions affecting the control of the Company or the ownership of the Company's common stock, including transactions that could be advantageous to the stockholders of the Company.

  Membership in Insolvency Funds and Associations; Mandatory Pools. Most states require property and casualty insurers to become members of insolvency funds or associations which generally protect policyholders against the insolvency of an insurer writing insurance in the state. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premiums written by a member in that state.

  The Company is also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools in which the Company participates are those established in coastal states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing property insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company's relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that these assessments are not covered by the Company's reinsurance treaties, they may have an adverse effect on the Company.

  Total assessments from insolvency funds, associations and mandatory pools were $748,309, $998,555 and $531,380 for 1994, 1995 and 1996, respectively.
Some of these payments are recoverable through future policy surcharges and premium tax reductions.

  Various states in which the Company is doing business have established certain shared market facilities with respect to the coverage of windstorm and hurricane losses in the state. The Company is subject to assessments under these facilities up to certain prescribed limits (which are generally based on its share of the property insurance market in the state) if funds in the state facility are inadequate to pay such losses on insured risks. The Company believes that such assessments generally would be treated as a catastrophic loss under the Company's catastrophe reinsurance programs.

  During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to deal with the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of "markets assistance plans" under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to cancel certain policies in mid-term, (iii) advance notice requirements or limitations imposed for certain policy non-renewals and (iv) limitations upon or decreases in rates permitted to be charged.

  Risk-Basked Capital Requirements. The NAIC adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). Risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" ("ACL") of RBC. Based on calculations made by the Company, the risk-based capital levels for each of the Company's insurance subsidiaries did not trigger regulatory attention.

  Effect of Federal Legislation. Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include federal government participation in asbestos and other product liability claims, pension regulation (ERISA), examination of the taxation of insurers and reinsurers, minimum levels of liability insurance and automobile safety regulations.

  NAIC-IRIS Ratios. The NAIC has developed its Insurance Regulatory Information System ("IRIS") to assist state insurance departments in identifying significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. Such changes may not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted.

  In 1995, Vesta Fire had two ratios which varied unfavorably from the "usual value" range as follows:

                                                                        VESTA
RATIO                                                     USUAL RANGE FIRE RATIO
-----                                                     ----------- ----------
Change in Net Writings................................... 33 to (33)      81
Change in Surplus........................................ 50 to (10)      57

  The Change in Writings Ratio was impacted by Vesta Fire Group's increase in net premiums written from approximately $260 million in 1994 to $460 million in 1995, resulting in a ratio outside the usual range. Additionally, the change in Vesta Fire's surplus ratio was impacted by a $90 million capital contribution from its parent company.

ACQUISITIONS

  Effective December 31, 1996, Vesta Insurance Group, Inc. (the "Company") acquired control of Ranger County Mutual Insurance Company ("Ranger County"), through its acquisition of all of the issued and outstanding capital stock of Ranger General Agency, Inc. from Ranger Insurance Company ("Ranger"), Houston, Texas, for $7.5 million in cash. The purchase price was funded with available cash. Due to immateriality, the effect of this acquisition has not been reflected in the 1996 financial statements.

  Ranger County is a mutual company organized under Chapter 17 of the Texas Insurance Code, and, as such, enjoys certain regulatory advantages, including the ability to establish rates without the approval of the Texas Insurance Commission. Vesta Fire Insurance Corporation ("Vesta Fire"), the Company's principal insurance subsidiary, currently writes certain automobile and associated lines of business in Texas through a similar mutual company for which it pays commissions. Vesta Fire will now write these lines of business through Ranger County and, by doing so, will recognize significant savings as a result of the Company's control of Ranger County.

  Ranger County has moved its operations to Dallas, and changed its name to Vesta County Mutual Insurance Company. All of Ranger County's existing business, as well as certain additional business which the Company will permit Ranger to write through Ranger County for a period of two years, will be reinsured 100% by Ranger, and the Company will not assume any risk associated with this business.

COMPETITION

  The property and casualty insurance industry is highly competitive on the basis of both price and service. The Company competes for direct business with other stock companies, specialty insurance organizations, mutual insurance companies and other underwriting organizations, some of which are substantially larger and have greater financial resources than the Company. The Company also faces competition from foreign insurance companies and from "captive" insurance companies and "risk retention" groups (i.e., those established by insureds to provide insurance for themselves.) In the future, the industry, including the Company, may face increasing insurance underwriting competition from banks and other financial institutions.

  The property and casualty reinsurance business is also highly competitive. Competition in the types of reinsurance in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, premiums charged, contract terms and conditions, services offered, speed of claims payment, reputation and experience. Competitors include independent reinsurance companies, subsidiaries or affiliates of established domestic or worldwide insurance companies, reinsurance departments of certain primary insurance companies and underwriting syndicates.

RELATIONSHIP WITH TORCHMARK

  Prior to the initial public offering of its common stock in November 1993, the Company was a wholly owned subsidiary of Torchmark. As of December 31, 1996, Torchmark owned approximately 27% of the issued and outstanding common stock of the Company. R.K. Richey, the Chairman and

Chief Executive Officer of Torchmark, serves as a director and the Chairman of the Board of the Company and Keith A. Tucker, Vice Chairman of Torchmark, serves as a director of the Company. Prior to its initial public offering, the Company entered into several agreements with Torchmark and certain of its subsidiaries regarding the future relationship of the Company and Torchmark. Among these are a lease agreement, pursuant to which the Company leases its headquarters building, and an investment services agreement, pursuant to which the Company receives investment advice and services in connection with the management of the Company's investment portfolio. Until recently, the Company marketed lower value personal dwelling insurance in six states through agents of LNL, pursuant to a written marketing agreement between the Company and LNL. However, LNL terminated this agreement in 1995 and will no longer market these products through its agents.

EMPLOYEES

  As of December 31, 1996, the Company employed 220 persons. The Company believes that its employee relations are good and no employee lawsuits are currently pending. The Company's employees are neither represented by labor unions nor are they subject to any collective bargaining agreements. Management knows of no current efforts to establish labor unions or collective bargaining agreements.

A.M. BEST RATING

  The Company's insurance subsidiaries are rated "A" (Excellent, the third highest rating category) by A.M. Best, which rates insurance companies based upon factors of concern to policyholders.

                              ITEM 2. PROPERTIES

  The Company leases approximately 45,091 square feet for its home office at 3760 River Run Drive, Birmingham, Alabama under a long-term operating lease from Torchmark Development Corporation, a wholly owned subsidiary of Torchmark Corporation. The Company considers the office facilities to be suitable and adequate for its current and anticipated level of operations.

  HIG leases approximately 24,755 square feet for its operations at 1001 Bishop Street Pacific Tower, Honolulu, Hawaii under a long-term operating lease. The Company considers the office facilities to be suitable and adequate for HIG's current and anticipated level of operations.

                           ITEM 3. LEGAL PROCEEDINGS

  The Company, through its subsidiaries, is routinely a party to pending or threatened legal proceedings and arbitrations. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other causes of action. These lawsuits may include claims for punitive damages in addition to other specified relief. Based upon information presently available, and in light of legal and other defenses available to the Company and its subsidiaries, management does not consider liability from any threatened or pending litigation to be material.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER

  (a) Market Information

  Since November 11, 1993, the Common Stock has been traded on the New York Stock Exchange under the symbol "VTA". Prior to November 11, 1993, there was no established public trading market for the Common Stock. The stock began trading on November 11, 1993, at $16.67 per share. The amounts in the table below have been adjusted for the 3-for-2 stock split paid on January 22, 1996.

  Quarterly high and low market prices of the Company's common stock in 1995 were as follows:

      QUARTER ENDED                                                 HIGH   LOW
      -------------                                                ------ ------
      March 31.................................................... $21.67 $18.42
      June 30.....................................................  22.92  20.00
      September 30................................................  26.42  22.17
      December 31.................................................  37.00  22.32

  Quarterly high and low market prices of the Company's common stock in 1996 were as follows:

      QUARTER ENDED                                                 HIGH   LOW
      -------------                                                ------ ------
      March 31.................................................... $35.50 $28.25
      June 30.....................................................  36.88  28.13
      September 30................................................  39.75  33.50
      December 31.................................................  38.75  25.63

  (b) Number of Holders of Common Stock

     There were 110 shareholders of record on January 15, 1997 including shareholder accounts held in nominee form.

  (c) Dividend History and Restrictions

  The Company's Board of Directors has established a policy of declaring regular quarterly cash dividends on the Company's common stock. The declaration and payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon many factors, including the Company's financial condition and earnings, the capital requirements of the Company's operating subsidiaries, legal requirements and regulatory constraints. Accordingly, there is no requirement or assurance that dividends will be declared or paid.

  The dividends paid by the Company on its common stock for the past two years were as follows (in thousands):

               QUARTER                        1995  1996
               -------                        ----- ----
            First............................ $ 628 $708
            Second...........................   -0-  709
            Third............................ 1,256  704
            Fourth...........................   628  715

  Alabama, Hawaii and Texas impose restrictions on the payment of dividends to the Company by the Company's insurance subsidiaries in excess of certain amounts without prior regulatory approval. The Company does not currently expect that regulatory constraints or other restrictions will affect its ability to declare and pay the quarterly dividends contemplated by the Company's dividend policy described above.

                        ITEM 6. SELECTED FINANCIAL DATA

  The following information should be read in conjunction with the Company's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K.

          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND PERCENTAGE DATA)

                                      YEAR ENDED DECEMBER 31,
                           -------------------------------------------------
                             1992      1993      1994      1995      1996
                           --------  --------  --------  --------  ---------
STATEMENT OF OPERATIONS
DATA
 Gross Premiums Written..  $165,834  $225,428  $354,830  $586,782   $769,586
 Net Premiums Written....   110,069   158,953   259,710   459,228    540,632
 Net Premiums Earned.....    98,383   143,810   259,952   381,802    511,912
 Net Investment Income...     7,389     8,949    12,999    17,972     23,148
 Investment Gains               505        (2)     (695)      276         32
(Losses).................
 Other...................       576       368       100       216        188
                           --------  --------  --------  --------  ---------
 Total Revenues..........   106,853   153,125   272,356   400,266    535,280
                           --------  --------  --------  --------  ---------
 Losses and LAE Incurred.    50,279    75,369   140,281   219,091    294,920
 Policy Acquisition and      44,503    58,281    88,295   111,806    154,598
Other Underwriting
Expenses.................
 Amortization of                --        --        --        264        484
Goodwill.................
 Interest Expense........       --        --      1,708     5,273     10,059
                           --------  --------  --------  --------  ---------
 Total Losses and            94,782   133,650   230,284   336,434    460,061
Expenses.................
                           --------  --------  --------  --------  ---------
 Income From Operations      12,071    19,475    42,072    63,832     75,219
Before Income Tax........
 Income Tax..............     3,805     6,531    12,843    21,133     24,982
 Change in Accounting           --      1,939       --        --         --
(1)......................
                           --------  --------  --------  --------  ---------
 Net Income..............  $  8,266  $ 14,883  $ 29,229  $ 42,699  $  50,237
                           ========  ========  ========  ========  =========
 Earnings Per Share,           0.67      0.91      1.55      2.27       2.66
Before Change in
Accounting(6)............
 Earnings Per Share(6)...      0.67      1.05      1.55      2.27       2.66
 Shares used in per share    12,450    14,268    18,812    18,842     18,860
calculation(6)...........
BALANCE SHEET DATA (AT
END OF PERIOD)
 Total Investments and     $101,167  $250,948  $300,186  $422,516   $427,276
Cash.....................
 Total Assets (2)........   169,992   405,691   510,290   817,624  1,013,581
 Reserves For Losses and     21,976    78,285   120,980   199,314    247,224
LAE (2)..................
 Long Term Debt..........       --     28,000    28,000    98,163     98,279
 Total Liabilities (2)...    78,378   196,588   276,415   537,005    694,878
 Stockholders' Equity....    91,614   209,103   233,875   280,619    318,703
CERTAIN FINANCIAL RATIOS
AND OTHER DATA
 GAAP
 Loss and LAE Ratio......      51.1%     52.4%     53.9%     57.4%      57.6%
 Underwriting Expense          45.2      40.5      34.0      29.3       30.2
Ratio....................
                           --------  --------  --------  --------  ---------
 Combined Ratio..........      96.3%     92.9%     87.9%     86.7%      87.8%
                           ========  ========  ========  ========  =========
 SAP (3)
 Loss and LAE Ratio......      52.6%     51.7%     54.0%     57.2%      57.9%
 Underwriting Expense          45.0      40.1      35.4      33.4       31.8
Ratio....................
                           --------  --------  --------  --------  ---------
 Combined Ratio..........      97.6%     91.8%     89.4%     90.6%      89.7%
                           ========  ========  ========  ========  =========
 Net Premiums Written to       1.61x      .79x     1.18x     1.44x      1.53x
Surplus Ratio............
 Surplus.................  $ 68,159  $201,752  $212,507  $318,997  $ 352,695
STATUTORY INDUSTRY DATA
(4)
 Combined Ratio for           115.8%    106.9%    108.3%    106.4%     107.0%(5)
Property and Casualty
Insurers.................

--------
(1) During the first quarter of 1993, Vesta adopted FASB Statement Number 109, which resulted in a one-time addition to after-tax earnings of $2,321,000. Vesta also adopted FASB Statement No. 106 which resulted in a one-time after tax charge to earnings of $382,000. The implementation of these standards is not expected to have a material impact on future earnings.
(2) Effective as of January 1, 1993, the Company adopted FASB Statement Number
    113. The prior periods have not been restated. See Note J of Notes to Consolidated Financial Statements.
(3) Statutory data have been derived from the financial statements of the Company prepared in accordance with SAP and filed with insurance regulatory authorities.
(4) The statutory industry data are taken from the A. M. Best Company, Aggregates and Averages, 1996 Edition.
(5) 1996 estimate by A. M. Best, Reviews and Previews, January 1997 Edition.
(6) Restated for 3-for-2 stock split paid on January 22, 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

  The Company writes treaty reinsurance and primary insurance on selected personal and commercial lines risks. In both its reinsurance and primary insurance operations, the Company focuses principally on property coverages, for which ultimate losses generally can be more promptly determined than on casualty risks. The Company's revenues from operations are derived primarily from net premiums earned on risks written and reinsured by the Company, investment income and investment gains or losses, while expenses consist primarily of payments for claims losses and underwriting expenses, including agents' commissions and operating expenses.

  Significant factors influencing results of operations include the supply and demand for property and casualty insurance and reinsurance, as well as the number and magnitude of catastrophic losses such as hurricanes, windstorms, fires and severely cold weather. Premium rate levels are affected by the availability of insurance coverage which is influenced by levels of surplus in the industry and other factors. Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. Pricing in this business has weakened slightly due to increased availability of reinsurance market capacity.

  The Company seeks to manage its risk exposure by adjusting the mix and volume of business written in response to changes in price, balancing the geographic distribution of its risks, maintaining extensive reinsurance and retrocessional programs and applying the Company's knowledge of primary insurance markets to its reinsurance business. Management believes that this strategy accounts, in part, for combined ratios that are lower than the property and casualty industry average.

  The Company has historically followed a practice of maintaining low retentions in its primary and reinsurance business to reduce the variability of its earnings. As a result of this practice and the Company's focus on short-tail property coverages, the Company's loss reserve levels historically have remained relatively stable from year to year despite changes in premium volume. The Company is continuing to cede portions of insurance risks while using its capital base to gradually increase, on a selective basis, its retention of certain property risks.

  Because catastrophe loss events are by their nature unpredictable, historical results of operations may not be indicative of expected results of future operations. The Company markets its primary personal insurance products principally in the southeastern United States and Hawaii, an area known for hurricane risk. While the Company seeks to reduce its exposure to catastrophic events through the purchase of reinsurance, the occurrence of one or more major catastrophes in any given period could have a material adverse impact on the Company's results of operations and financial condition and result in substantial outflows of cash as losses are paid. In addition, the increased underwritings of catastrophe related reinsurance, and potential residual market assessments may also lead to increased variability in the Company's loss ratio.

  On December 31, 1996 the Company terminated the 75% pro rata reinsurance contract on its homeowners and dwelling lines of business (excluding HIG) produced through independent agents and also on its homeowners and dwelling lines of business in the financial services business. The cancellation enables the Company to increase its net writings in the personal lines of business.

  In July of 1996, Vesta Fire entered into a pro-rata reinsurance facility covering substantially all primary and assumed business in order to provide capital flexibility to take advantage of growth opportunities in the future. This reinsurance facility had the effect of reducing net premiums written in the second half of 1996 by $98.0 million.

COMPARISON OF THE FISCAL YEAR 1996 TO THE FISCAL YEAR 1995

 Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased by $182.8 million, or 31.2%, to $769.6 million for the year ended December 31, 1996, from $586.8 million for the year ended December 31, 1995, as gross premiums written on reinsurance risks increased by $192.7 million and gross premiums written on primary insurance risks decreased by $9.9 million. Net premiums written increased by $81.4 million, or 17.7%, to $540.6 million for the year ended December 31, 1996, from $459.2 million for the year ended December 31, 1995.

  Gross premiums written for reinsurance increased by $192.7 million, or 45.6%, to $615.4 million for the year ended December 31, 1996, from $422.7 million for the year ended December 31, 1995. This growth was largely attributable to an increase in gross premiums written on pro rata business. The growth in pro-rata reinsurance gross premiums written was largely due to growth in existing accounts as well as the addition of new accounts in the 1996 period as compared to the 1995 period. Net premiums written for reinsurance increased $87.8 million, or 24.5%, to $446.1 million for the year ended December 31, 1996, from $358.3 million for the year ended December 31, 1995.

  Gross premiums written for primary insurance decreased by $9.9 million, or 6.0%, to $154.2 million for the year ended December 31, 1996, from $164.1 million for the year ended December 31, 1995, due to a $13.9 million decrease in commercial lines premiums and a $4.0 million increase in personal lines premiums. Gross premiums written for commercial products decreased 23.6%, to $44.6 million for the year ended December 31, 1996, compared to $58.4 million for the year ended December 31, 1995, due primarily to the Company's re-underwriting of its book of business in an effort to increase profitability in commercial lines. Gross premiums on personal lines rose 3.8% from $105.6 million for the year ended December 31, 1995 to $109.6 million for the year ended December 31, 1996. The increase was primarily attributable to the acquisition of HIG in June of 1995.

  Net premiums written for primary insurance decreased by $6.3 million, or 6.2%, to $94.6 million for the year ended December 31, 1996, from $100.9 million for the year ended December 31, 1995. The decrease in net premiums written was largely attributable to a pro-rata reinsurance facility entered into by Vesta Fire Insurance Corporation ("Vesta Fire") to provide capital flexibility to take advantage of growth opportunities.

  Net premiums earned increased by $130.1 million, or 34.1%, to $511.9 million for the year ended December 31, 1996, from $381.8 million for the year ended December 31, 1995. The increase in net premiums earned is primarily attributable to the increase in net written premiums for the year ended December 31, 1996.

  Net Investment Income. Net investment income increased by $5.1 million, or 28.3%, to $23.1 million for the year ended December 31, 1996, from $18.0 million for the year ended December 31, 1995. The weighted average yield on invested assets (excluding realized and unrealized gains) was 5.6 % for the year ended December 31, 1996, compared with 5.8% for the year ended December 31, 1995. The increase in net investment income is primarily attributable to an increase in average invested assets relating to the receipt of proceeds from the sale by the Company of $100 million of its 8.75% Senior Debentures due 2025 and operating cash flow.

  Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses ("LAE") increased by $76.0 million, or 34.7%, to $295.0 million for the year ended December 31, 1996, from $219.0 million for the year ended December 31, 1995. The dollar amount of loss and loss adjustment expenses incurred increased during 1996 due to the growth in premiums earned. The loss and LAE ratio for the year ended December 31, 1996 was 57.6% as compared to 57.4% for the year ended December 31, 1995.

  Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses increased by $42.8 million, or 38.3%, to $154.6 million for the year ended December 31, 1996, from $111.8 million for the year ended December 31, 1995. The underwriting expense ratio for the year ended December 31, 1996, was 30.2%, as compared to 29.3% for the year ended
December 31, 1995. The increase in the underwriting expenses was primarily due to the growth in premiums written.

  Federal Income Taxes. Federal income taxes increased by $3.9 million, or 18.5%, to $25.0 million for the year ended December 31, 1996. The effective rate on pre-tax income increased only slightly from 33.1% to 33.2 % for the year ended December 31, 1996.

  Net Income. For the reasons discussed above, net income increased by $7.5 million, or 17.6%, to $50.2 million for the year ended December 31, 1996, from $42.7 million for the year ended December 31, 1995.

COMPARISON OF FISCAL YEAR 1995 TO FISCAL YEAR 1994

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased by $231.9 million, or 65.4%, to $586.8 million for the year ended December 31, 1995, from $354.8 million for the year ended December 31, 1994, as gross premiums written on reinsurance risks increased by $180.7 million and gross premiums written on primary insurance risks increased by $51.2 million. Net premiums written increased by $199.5 million, or 76.8%, to $459.2 million for the year ended December 31, 1995, from $259.7 million for the year ended December 31, 1994.

  Gross premiums written for reinsurance increased by $180.7 million, or 74.7%, to $422.7 million for the year ended December 31, 1995, from $242.0 million for the year ended December 31, 1994. This growth was attributable to an increase in gross premiums written on pro rata business. The growth in pro-rata reinsurance gross premiums written was due to growth in existing accounts as well as the addition of new accounts in the 1995 period as compared to the 1994 period. Net premiums written for reinsurance increased $165.2 million, or 85.6%, to $358.3 million for the year ended December 31, 1995, from $193.1 million for the year ended December 31, 1994.

  Gross premiums written for primary insurance increased by $51.4 million, or 45.6%, to $164.1 million for the year ended December 31, 1995, from $112.7 million for the year ended December 31, 1994, due to a $9.4 million increase in commercial lines premiums and a $41.9 million increase in personal lines premiums. Gross premiums written for commercial products increased 19.2%, to $58.4 million for the year ended December 31, 1995, compared to $49.0 million for the year ended December 31, 1994, due primarily to increased sales of property casualty products to a certain class of accounts and an increase in transportation business. Gross premiums on personal lines rose 65.9%, from $63.7 million for the year ended December 31, 1994 to $105.6 million for the year ended December 31, 1995. The increase was primarily attributable to the acquisition of HIG in June of 1995.

  Net premiums written for primary insurance increased by $34.3 million, or 51.5%, to $100.9 million for the year ended December 31, 1995, from $66.6 million for the year ended December 31, 1994.

  Net premiums earned increased by $121.8 million, or 46.9%, to $381.8 million for the year ended December 31, 1995, from $260.0 million for the year ended December 31, 1994. The increase in net premiums earned is primarily attributable to the increase in net written premiums for the year ended December 31, 1995.

  Net Investment Income. Net investment income increased by $5.0 million, or 38.3%, to $18.0 million for the year ended December 31, 1995, from $13.0 million for the year ended December 31, 1994. The weighted average yield on invested assets (excluding realized and unrealized gains) was 5.8% for the year ended December 31, 1995, compared with 5.3% for the year ended December 31,

1994. The increase in net investment income is primarily attributable to an increase in average invested assets relating to the receipt of proceeds from the sale by the Company of $100 million of its 8.75% Senior Debentures due 2025, operating cash flow, and the increase in yield on invested assets.

  Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses ("LAE") increased by $78.8 million, or 56.2%, to $219.0 million for the year ended December 31, 1995, from $140.2 million for the year ended December 31, 1994. The loss and LAE ratio for the year ended December 31, 1995 was 57.4% as compared to 53.9% for the year ended December 31, 1994. This increased loss and LAE ratio for 1995 period was due principally to an increased frequency of losses and the effect of a greater percentage of pro-rata business in the mix of reinsurance written by the Company. Pro-rata business tends to carry lower, but more stable margins than excess reinsurance.

  Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses increased by $23.5 million, or 26.6%, to $111.8 million for the year ended December 31, 1995, from $88.3 million for the year ended December 31, 1994. The underwriting expense ratio for the year ended December 31, 1995 was 29.3%, as compared to 34.0% for the year ended December 31, 1994. The decrease in the underwriting expense ratio resulted principally from the stability of fixed operating expenses relative to increases in net premiums earned and, to a lesser extent, from a decline in contingent commissions paid to agents and ceding reinsurers.

  Federal Income Taxes. Federal income taxes increased by $8.3 million, or 64.8%, to $21.1 million for the year ended December 31, 1995. The effective rate on pre-tax income increased from 30.5% to 33.1% for the year ended December 31, 1995. This increase was due primarily to a smaller portion of income from tax free municipal bonds in the 1995 period versus the 1994 period.

  Net Income. For the reasons discussed above, net income increased by $13.5 million, or 46.1%, to $42.7 million for the year ended December 31, 1995, from $29.2 million for the year ended December 31, 1994.

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

  As a holding company with no other business operations, the Company relies primarily upon dividend payments from Vesta Fire to meet its cash requirements (including its debt service) and to pay dividends to its stockholders. Transactions between Vesta Fire and the Company, including the payment of dividends by Vesta Fire, are subject to certain limitations under the insurance laws of Alabama. Specifically, Alabama and Texas law permits the payment of dividends in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. Hawaii law limits dividends to the lesser of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year without prior approval. Based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 1997 without prior approval of regulatory authorities is approximately $50.7 million.

  The principal uses of funds at the holding company level are to pay operating expenses, interest on outstanding indebtedness and dividends to stockholders. During the last three years, the insurance subsidiaries of the Company have produced operating results sufficient to fund the needs of the Company. There can be no assurance as to the ability of the Company's insurance subsidiaries to continue to pay dividends at current levels. However, the Company is not aware of any demands or commitments of the insurance subsidiaries that would prevent the payment of dividends to the Company sufficient to meet the anticipated needs (including debt service) of the Company over the next twelve months. See "Business-- Regulation."

  During 1996, the Company paid approximately $2.8 million in dividends on its common stock, and it is expected that the Company will pay approximately $2.8 million in 1997. The Company is also required to make semi-annual interest payments of $4.4 million on its $100 million of 8.75% Senior Debentures due 2025, and semi-annual interest payments of $4.3 million on its $100 million of 8.525% Junior Subordinated Deferrable Interest Debentures issued to Vesta Capital Trust I in connection with its sale of $100 million of 8.525% Capital Securities.

  In order to provide further liquidity, the Company replaced its $40 million line of credit with a new $100 million line of credit. The line of credit is with a group of domestic banks pursuant to a Credit Agreement dated September 24, 1996 (the "Credit Agreement"). The Credit Agreement relating to this line of credit contains certain covenants that require, among other things, the Company to maintain a certain consolidated net worth, maintain a certain amount of investment income available for the payment of interest expense, cause each insurance subsidiary to maintain a certain total adjusted capital and which limit the amount of indebtedness the Company can have. The Company is in compliance with these covenants.

  The principal sources of funds for the Company's insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. On a consolidated basis, net cash provided from (used in) operations for the year ended December 31, 1996 and 1995, was $13.8 million and $19.9 million, respectively. Net cash provided from operations in 1996 and 1995 was due principally to the large increase in premiums written. Cash flow during 1996 was adversely affected by the settlement of the unearned premium portfolio transfer on the Company's pro rata reinsuance facility.

  As of December 31, 1996, the Company's investment portfolio consisted of cash and short-term investments (25.8%), U.S. Government securities (8.8%), mortgage-backed securities (1.8%), corporate bonds (24.3%), foreign government securities (0.5%), municipal bonds (36.9%) and equity securities (1.9%). According to Moody's, 97.6% of the Company's portfolio is rated A or better. The Company expects current cash flow to be sufficient to meet operating needs, although invested assets have been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs. Beginning in June of each year, the Company begins to increase its holdings of cash and short-term investments. This practice facilitates the Company's ability to meet its higher short-term cash needs during the hurricane season. See "Business--Investments."

  On November 1, 1996, the Company instituted a stock repurchase program under which the Company may purchase up to two million shares of its common stock in the open market at prevailing prices or in privately negotiated transactions, depending on market conditions, stock price and other factors. As of December 31, 1996, the Company had purchased a total of 375,000 shares of its common stock under this program for an aggregate purchase price of $10.2 million (average cost of $27.31 per share). Purchases to date have been funded from available working capital and the repurchased shares are being held in treasury to be used for ongoing stock issuances such as issuances under the Company's incentive compensation and stock option programs.

  On January 31, 1997, Vesta Capital Trust I, a Delaware business trust controlled by the Company, sold $100 million of its 8.525% Capital Securities. These securities have a 30 year maturity and are not redeemable except in certain limited circumstances. These securities were sold in a private placement transaction to qualified institutional buyers under Rule 144A and were not registered under the Securities Act of 1933. A portion of the proceeds from the sale of these capital securities were used to repay indebtedness under the Company's existing lines of credit and the remainder will be used for general corporate purposes.

INFLATION

  The Company does not believe its results have been materially affected by inflation due in part to the predominantly short-tail nature of its business. The potential adverse impacts of inflation include: (i) a decline in the market value of the Company's fixed maturity investment portfolio; (ii) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (iii) an increase in the Company's operating expenses. Historically, the effect of inflation on the Company's reserves has not been material.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission, including its most recent Annual Report of Form 10-K. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Independent Auditors' Report..............................................  26
Consolidated Balance Sheets at December 31, 1995 and 1996.................  27
Consolidated Statements of Operations for each of the years in the three-
 year period
 ended December 31, 1996..................................................  28
Consolidated Statements of Stockholders' Equity for each of the years in the three-year period
 ended December 31, 1996..................................................  29
Consolidated Statements of Cash Flows for each of the years in the three-
 year period
 ended December 31, 1996..................................................  30
Notes to Consolidated Financial Statements................................  31

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders Vesta Insurance Group, Inc. Birmingham, Alabama:

  We have audited the consolidated financial statements of Vesta Insurance Group, Inc. and subsidiaries as listed in Item 8 and the supporting schedules as listed in Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of Vesta's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vesta Insurance Group, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Birmingham, Alabama
January 30, 1997, except for Note Q
which is as of January 31, 1997.

                          VESTA INSURANCE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            AT DECEMBER 31,
                                                          --------------------
                                                            1995       1996
                                                          --------  ----------
Assets:
 Investments:
  Fixed maturities available for sale--at fair value
    (cost: 1995--$311,157; 1996--$306,026)............... $316,551  $  308,898
  Equity securities--at fair value: (cost: 1995--$595;
1996--$4,365)............................................    3,208       8,326
  Short-term investments.................................   95,927     105,415
                                                          --------  ----------
   Total investments.....................................  415,686     422,639
 Cash....................................................    6,832       4,637
 Accrued investment income...............................    5,548       5,392
 Premiums in course of collection (net of allowances for
  losses of
  $70 in 1995 and $70 in 1996)...........................  184,717     259,275
 Reinsurance balances receivable.........................   74,153     115,768
 Reinsurance recoverable on paid losses..................   44,335      69,698
 Deferred policy acquisition costs.......................   67,831      75,532
 Property and equipment..................................    3,682       3,920
 Other assets............................................    7,318      49,381
 Goodwill................................................    7,522       7,339
                                                          --------  ----------
   Total assets.......................................... $817,624  $1,013,581
                                                          ========  ==========
Liabilities:
 Reserves for:
  Losses and loss adjustment expenses....................  199,314     247,224
  Unearned premiums......................................  168,512     228,325
                                                          --------  ----------
                                                           367,826     475,549
 Accrued income taxes....................................   15,969      21,463
 Reinsurance balances payable............................   27,748      51,162
 Other liabilities.......................................   12,299      26,425
 Short term debt.........................................   15,000      22,000
 Long term debt..........................................   98,163      98,279
                                                          --------  ----------
   Total liabilities.....................................  537,005     694,878
Commitments and contingencies
Stockholders' equity
 Preferred stock, 5,000,000 shares authorized, none
issued...................................................       --          --
 Common stock, $.01 par value, 32,000,000 shares
  authorized,
  issued: 1995--18,878,190 shares; 1996--18,970,695
  shares.................................................      189         190
 Additional paid-in capital..............................  159,449     161,037
 Unrealized investment gains, net of applicable taxes....    5,205       4,442
 Retained earnings.......................................  119,458     166,795
 Receivable from issuance of restricted stock............   (3,162)     (3,207)
 Treasury stock..........................................     (520)    (10,554)
                                                          --------  ----------
   Total stockholders' equity............................  280,619     318,703
                                                          --------  ----------
   Total liabilities and stockholders' equity............ $817,624  $1,013,581
                                                          ========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1994      1995      1996
                                                   --------  --------  --------
Revenues:
 Net premiums written............................. $259,710  $459,228  $540,632
 (Increase) decrease in unearned premiums.........      242   (77,426)  (28,720)
                                                   --------  --------  --------
 Net premiums earned..............................  259,952   381,802   511,912
 Net investment income............................   12,999    17,972    23,148
 Realized investment gains (losses)...............     (695)      276        32
 Other............................................      100       216       188
                                                   --------  --------  --------
   Total revenues.................................  272,356   400,266   535,280
Expenses:
 Losses incurred..................................  132,048   206,513   273,090
 Loss adjustment expenses incurred................    8,233    12,578    21,830
 Policy acquisition expenses......................   69,009    87,022   127,503
 Operating expenses...............................   15,779    18,747    21,167
 Premium taxes and fees...........................    3,507     6,037     5,928
 Interest on debt.................................    1,708     5,273    10,059
 Goodwill amortization............................       --       264       484
                                                   --------  --------  --------
   Total expenses.................................  230,284   336,434   460,061
Net income before income taxes....................   42,072    63,832    75,219
Income taxes......................................   12,843    21,133    24,982
                                                   --------  --------  --------
   Net income..................................... $ 29,229  $ 42,699  $ 50,237
                                                   ========  ========  ========
   Net income per common share.................... $   1.55  $   2.27  $   2.66
                                                   ========  ========  ========



          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                                         RECEIVABLE
                                           ADDITIONAL                                       FROM
                          PREFERRED COMMON  PAID-IN     UNREALIZED   RETAINED  TREASURY  RESTRICTED
                            STOCK   STOCK   CAPITAL   GAINS/(LOSSES) EARNINGS   STOCK      STOCK
                          --------- ------ ---------- -------------- --------  --------  ----------
Balance, December 31,
  1993..................       --    188    156,916        2,575      51,923        --     (2,499)
Net income..............       --     --         --           --      29,229        --         --
Issuance of stock (1)...       --     --      1,135           --          --        --     (1,135)
Change in restricted
 stock receivable.......       --     --         --           --          --        --        257
Common dividends
 declared ($.20 per
 share).................       --     --         --           --      (1,881)       --         --
Net change in unrealized
 gains..................       --     --         --       (2,833)         --        --         --
                            -----    ---    -------       ------     -------   -------     ------
Balance, December 31,
  1994..................       --    188    158,051         (258)     79,271        --     (3,377)
Net income..............       --     --         --           --      42,699        --         --
Issuance of stock (1)...       --      1      1,297           --          --        --         --
Change in restricted
 stock receivable.......       --     --         --           --          --        --        215
Treasury stock
 transactions...........       --     --         --           --          --      (520)        --
Common dividends
 declared
 (0.20 per share).......       --     --         --           --      (2,512)       --         --
Net change in unrealized
 gains..................       --     --         --        5,463          --        --         --
Tax Benefit from
 exercise of stock
 options................       --     --        101           --          --        --         --
                            -----    ---    -------       ------     -------   -------     ------
Balance, December
  31,1995...............       --    189    159,449        5,205     119,458      (520)    (3,162)
Net income..............       --     --         --           --      50,237        --         --
Issuance of stock(1)....       --      1      1,188           --          --       563         --
Change in restricted
 stock receivable.......       --     --         --           --          --        --        (45)
Treasury stock
 transactions...........       --     --         63           --         (64)  (10,597)        --
Common dividends
 declared (0.15 per
 share).................       --     --         --           --      (2,836)       --         --
Net change in unrealized
 gains..................       --     --         --         (763)         --        --         --
Tax benefit from
 exercise of stock
 options................       --     --        337           --          --        --         --
                            -----    ---    -------       ------     -------   -------     ------
Balance, December
  31,1996...............       --    190    161,037        4,442     166,795   (10,554)    (3,207)
                            =====    ===    =======       ======     =======   =======     ======

--------
(1) See Note O.



          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1994      1995      1996
                                                   --------  ---------  -------
Operating Activities:
 Net income......................................  $ 29,229  $  42,699  $50,237
 Adjustments to reconcile net income to cash
provided from operations:
  Changes in:
   Loss and LAE reserves.........................    42,684     63,986   47,910
   Unearned premium reserves.....................      (240)    67,514   59,813
   Accrued income taxes..........................     2,823      5,887    3,794
   Reinsurance balances payable..................     7,873       (214) (18,201)
   Other liabilities.............................    (2,489)     3,868   14,126
   Premiums in course of collection..............   (10,207)  (110,088) (74,558)
   Reinsurance recoverable on paid losses........   (12,463)   (16,295) (25,363)
   Other assets..................................     3,233     (5,195) (39,632)
  Policy acquisition costs deferred..............   (29,057)   (73,466) (60,797)
  Policy acquisition costs amortized.............    23,826     38,419   53,096
  Investment (gains) losses......................       695       (276)     (32)
  Amortization and depreciation..................     2,585      3,229    3,562
  Loss on disposition of property, plant,               --        (213)    (115)
equipment........................................
                                                   --------  ---------  -------
   Net cash provided from operations.............    58,492     19,855   13,840
Investing Activities:
 Investments sold or matured:
 Fixed maturities held to maturity--matured,         10,992     18,316      --
     called......................................
 Fixed maturities available for sale--sold.......    13,752      7,664      --
 Fixed maturities available for sale--matured,        7,134     46,940   43,811
     called......................................
 Equity securities...............................       --       2,738      --
 Real estate.....................................       --         554      --
 Investments acquired:
 Fixed maturities held to maturity...............   (55,747)       --       --
 Fixed maturities available for sale.............   (52,651)  (138,680) (37,239)
 Equity securities...............................       --         (82)  (7,326)
 Net cash paid for acquisition(1)................       --     (35,974)     --
 Net (increase) decrease in short-term               37,610    (17,571)  (9,490)
investments......................................
 Additions to property and equipment.............      (829)    (2,604)  (1,754)
 Dispositions of property and equipment..........       130        533      236
                                                   --------  ---------  -------
   Net cash used in investing activities.........   (39,609)  (118,166) (11,762)
Financing Activities:
 Long-term borrowing.............................       --     (28,000)     --
 Issuance of long & short term debt..............       --     113,162    7,116
 Acquisition of treasury stock...................       --        (520) (10,034)
 Dividends paid..................................    (1,881)    (2,512)  (2,836)
 Capital contributions...........................       --       1,614    1,481
                                                   --------  ---------  -------
   Net cash provided from (used in) financing        (1,881)    83,744   (4,273)
activities.......................................
                                                   --------  ---------  -------
Increase (decrease) in cash......................    17,002    (14,567)  (2,195)
Cash at beginning year...........................     4,397     21,399    6,832
                                                   --------  ---------  -------
Cash at end of year..............................  $ 21,399  $   6,832  $ 4,637
                                                   ========  =========  =======

--------
(1) Vesta acquired The Hawaiian Insurance & Guaranty Company, Limited on June 19, 1995.

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

  Financial Statement Presentation: Vesta Insurance Group, Inc. (Vesta) was incorporated by Torchmark Corporation on July 9, 1993 and capitalized on July 16, 1993 with a $50 million contribution from Torchmark and the contribution from Torchmark of all of the outstanding common stock of J. Gordon Gaines, Inc., Liberty National Reinsurance Company, Ltd, and Vesta Fire Insurance Corporation and its wholly-owned subsidiaries. On November 18, 1993, the Company completed an initial public offering of common stock which resulted in proceeds to the Company of approximately $51 million. At year-end 1996, Torchmark held approximately 27% of the outstanding common stock of the Company with the balance publicly traded.

  Nature of Operations: The Company is a holding company for a group of property and casualty insurance companies (the "Vesta Group") that offer treaty reinsurance and primary insurance on personal and commercial risks. The lead insurer in the Vesta Group is Vesta Fire Insurance Corporation ("Vesta Fire"). In both its reinsurance and primary insurance operations, the Company focuses primarily on property coverages. Gross premiums written by the Company in 1996 totalled $769.6 million. Gross premiums written in the reinsurance line were $615.4 million in 1996, substantially all of which were on personal (including automobile) risks and commercial property risks. Also, property (including auto physical damage) risks accounted for approximately 89% of the Company's gross premiums written in all lines in 1996.

  The availability and cost of reinsurance and retrocessional coverage may vary significantly over time and are subject to prevailing market conditions. Pricing in this business has weakened slightly due to increased availability of reinsurance market capacity.

  Use of Estimates in the Preparation of the Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions are particularly important in determining the premiums in course of collection, reserves for losses and loss adjustment expenses and deferred policy acquisition costs.

  Investments: Investment securities are classified in three categories at date of purchase and accounted for as follows: (i) Debt securities which are purchased with the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (ii) Debt and equity securities which are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (iii) Debt and equity securities which are not classified as either held-to-maturity or trading securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

  Short-term investments are carried at cost and include investments in certificates of deposit and other interest-bearing time deposits with original maturities of one year or less. If an investment becomes permanently impaired, such impairment is treated as a realized loss and the investment is adjusted to net realizable value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)
NOTE A--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Gains and losses realized on the disposition of investments are recognized as revenues and are determined on a specific identification basis. Unrealized gains and losses on equity securities and fixed maturities available for sale, net of deferred income taxes, are reflected directly in stockholders' equity.

  Determination of Fair Values of Financial Instruments: Fair values for cash, short-term investments, short-term debt, receivables and payables approximate their carrying value. Fair values for investment securities and long-term debt are based on quoted market prices where available. Otherwise, fair values are based on quoted market prices of comparable instruments.

  Cash: Cash consists of balances on hand and on deposit in banks and financial institutions.

  Recognition of Premium Revenue: Earned premiums are generally recognized as revenue on a pro rata basis over the policy term.

  Losses and Loss Adjustment Expenses: The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases. It also includes an amount for losses incurred but not reported which is based on past experience. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings currently. These reserves are established on an undiscounted basis and are reduced for estimates of salvage and subrogation.

  Deferred Acquisition Costs: Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Anticipated investment income is considered in determining recoverability of deferred acquisition costs on certain lines.

  Reinsurance: Reinsurance enables an insurance company, by assuming or ceding reinsurance, to diversify its risk and limit its financial exposure to risk and catastrophic events. However, reinsurance does not ordinarily relieve the primary insurer from its obligations to the insured. In the ordinary course of business, Vesta assumes business from other insurance organizations and also reinsures certain risks with other insurance organizations. The Company accrues premiums not yet reported based on historical experience.

  Income Taxes: Vesta accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  Property and Equipment: Property and equipment is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from 2 to 5 years for equipment. Ordinary maintenance and repairs are charged to income as incurred.

  Goodwill: The company amortizes goodwill straight-line over a period of 15 years.

  Reclassification: Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders' equity or net income during the period involved.

  Stock Split: On January 22, 1996 Vesta distributed one share for every two shares owned by shareholders of record as of January 5, 1996 in the form of a stock dividend. All prior year share and per share data has been restated to give effect for the dividend.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS) NOTE A--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Income Per Share: Net income per share is calculated by dividing net income by the weighted average number of common share and common equivalent shares outstanding. The weighted average number of common shares and common equivalent shares outstanding for each period was 18,810,752, 18,841,756 and 18,860,427 for 1994, 1995 and 1996, respectively.

NOTE B--STATUTORY ACCOUNTING

  Insurance subsidiaries of Vesta are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and stockholders' equity on a statutory basis for the insurance subsidiaries were as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1994     1995     1996
                                                      -------- -------- --------
      Net income..................................... $ 26,991 $ 14,745 $ 46,745
      Stockholders' equity...........................  212,507  318,997  352,695

  The excess, if any, of stockholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to its stockholders without regulatory approval.

  A reconciliation of Vesta's insurance subsidiaries' statutory net income to Vesta's consolidated GAAP net income is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1994      1995      1996
                                                  --------  --------  --------
      Statutory net income....................... $ 26,991  $ 14,745  $ 46,745
      Deferral of acquisition costs..............   29,057    73,466    60,797
      Amortization of acquisition costs..........  (23,826)  (38,419)  (53,096)
      Differences in insurance policy                   38      (571)    1,104
      liabilities................................
      Deferred income taxes......................   (1,415)   (6,609)   (5,499)
      Income (loss) of non-insurance entities....   (1,616)        3       670
      Investment gains...........................      --        348       --
      Goodwill amortization......................      --       (263)     (484)
                                                  --------  --------  --------
      GAAP net income............................ $ 29,229  $ 42,699  $ 50,237
                                                  ========  ========  ========

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS)

  A reconciliation of Vesta's insurance subsidiaries' statutory stockholders' equity to Vesta's consolidated GAAP stockholders' equity is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1994      1995      1996
                                                  --------  --------  --------
      Statutory stockholder's equity............. $212,507  $318,997  $352,695
      Differences in insurance policy                1,845     1,273     2,376
      liabilities................................
      Deferred acquisition costs.................   32,784    67,831    75,532
      Deferred income taxes......................   (6,878)  (16,089)  (21,463)
      Nonadmitted assets.........................   11,570     6,411     8,606
      Net liabilities of non-insurance entities..  (15,945) (103,198) (101,915)
      Unrealized gain (loss) on investments......   (2,008)    5,394     2,872
                                                  --------  --------  --------
      GAAP stockholders' equity.................. $233,875  $280,619  $318,703
                                                  ========  ========  ========

NOTE C--INVESTMENT OPERATIONS

  Investment income is summarized as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1994     1995     1996
                                                      -------  -------  -------
      Fixed maturities............................... $11,533  $13,839  $16,668
      Equity securities..............................      90      108      199
      Short-term investments.........................   1,759    4,566    6,982
                                                      -------  -------  -------
                                                       13,382   18,513   23,849
      Less investment expense........................    (383)    (541)    (701)
                                                      -------  -------  -------
      Net investment income.......................... $12,999  $17,972  $23,148
                                                      =======  =======  =======

  An analysis of gains (losses) from investments is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1994     1995     1996
                                                    --------  -------  -------
      Realized investment gains (losses) from:
       Fixed maturities............................ $   (695) $   (78) $  (139)
       Real estate.................................      --       300      --
       Equity securities...........................      --        54      171
                                                    --------  -------  -------
                                                        (695)     276       32
                                                    ========  =======  =======
      Net change in unrealized investment gains
      (losses) on:
       Fixed maturities available for sale......... $ (4,186) $ 7,402  $(2,523)
       Equity securities available for sale........     (172)   1,001    1,349
       Applicable tax..............................    1,525   (2,940)     411
                                                    --------  -------  -------
      Net change in unrealized gains (losses)...... $ (2,833) $ 5,463  $  (763)
                                                    ========  =======  =======
      Net increase (decrease) in fair value
       relative to amortized cost of fixed
       maturities during the year.................. $(10,417) $12,985  $(2,523)
                                                    ========  =======  =======

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS)

  A summary of fixed maturities and equity securities by amortized cost and estimated fair value at December 31, 1995 and 1996 is as follows:

                                                   GROSS      GROSS
                                       AMORTIZED UNREALIZED UNREALIZED   FAIR
1995:                                    COST      GAINS      LOSSES    VALUE
-----                                  --------- ---------- ---------- --------
Fixed maturities available for sale:
 United States Government............. $ 33,265    $  774      $  0    $ 34,039
 States, municipalities and political
  subdivisions........................  171,507     2,074        75     173,507
 Foreign governments..................    2,000        29         0       2,029
 Corporate............................   94,553     2,698       130      97,121
 Mortgage-backed securities, GNMA
  collateral..........................    9,832        27         4       9,855
                                       --------    ------      ----    --------
  Total Fixed Maturities..............  311,157     5,602       209     316,551
Equity securities.....................      595     2,614         0       3,208
                                       --------    ------      ----    --------
  Total portfolio..................... $311,752    $8,216      $209    $319,759
                                       ========    ======      ====    ========
1996:
-----
Fixed maturities available for sale:
 United States Government............. $ 37,398    $  246      $ 69    $ 37,576
 States, municipalities and political
  subdivisions........................  155,966     1,705        48     157,623
 Foreign governments..................    2,000         6         0       2,006
 Corporate............................  102,902     1,187        78     104,011
 Mortgage-backed securities, GNMA
  collateral..........................    7,760        13        91       7,682
                                       --------    ------      ----    --------
  Total Fixed Maturities..............  306,026     3,157       286     308,898
Equity securities.....................    4,365     3,961         0       8,326
                                       --------    ------      ----    --------
  Total portfolio..................... $310,391    $7,118      $286    $317,224
                                       ========    ======      ====    ========

  A schedule of fixed maturities held for investment by contractual maturity at December 31, 1996 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

                                                             AMORTIZED   FAIR
                                                               COST     VALUE
                                                             --------- --------
     Due in one year or less................................ $ 46,852  $ 46,934
     Due from one to five years.............................  193,998   195,570
     Due from five to ten years.............................   57,416    58,712
                                                             --------  --------
                                                              298,266   301,216
     Mortgage backed securities, including
      GNMA's and GNMA collateral............................    7,760     7,682
                                                             --------  --------
     Total.................................................. $306,026  $308,898
                                                             ========  ========

  Proceeds from sales of fixed maturities were $14 million in 1994, $8 million in 1995 and $40 million in 1996. Gross gains realized on those sales were $0 in 1994, $273 thousand in 1995, and $23 thousand in 1996. Gross losses on those sales were $695 thousand in 1994, $351 thousand in 1995, and $161 thousand in 1996.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS)

NOTE D--PROPERTY AND EQUIPMENT

  A summary of property and equipment used in the business is as follows:

                                          DECEMBER 31, 1995   DECEMBER 31, 1996
                                         ------------------- -------------------
                                                ACCUMULATED         ACCUMULATED
                                          COST  DEPRECIATION  COST  DEPRECIATION
                                         ------ ------------ ------ ------------
      Data processing equipment......... $2,323    $1,608    $2,610    $1,990
      Furniture and office equipment....  2,533     1,126     3,099     1,467
      Other.............................  1,834       274     2,035       367
                                         ------    ------    ------    ------
                                         $6,690    $3,008    $7,744    $3,824
                                         ======    ======    ======    ======

  Depreciation expense on property and equipment used in the business was $706 thousand, $1,037 thousand, and $1,415 thousand in each of the years 1994, 1995, 1996.

NOTE E--DEFERRED POLICY ACQUISITION COSTS

  Deferred policy acquisition costs for the years ended December 31, 1994 1995 and 1996 are summarized as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1994      1995      1996
                                                   --------  --------  --------
      Balance at beginning of year................ $ 27,553  $ 32,784  $ 67,831
      Deferred during period......................   29,057    73,466    60,797
      Amortized during period.....................  (23,826)  (38,419)  (53,096)
                                                   --------  --------  --------
      Balance at end of year...................... $ 32,784  $ 67,831  $ 75,532
                                                   ========  ========  ========

  Commissions comprise the majority of the additions to deferred policy acquisition costs in each year.

NOTE F--RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

  The table below presents a reconciliation of beginning and ending loss and loss adjustment expense reserves for the last three years:

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1994      1995      1996
                                                 --------  --------  ---------
   Losses and LAE reserves at beginning of       $ 78,285  $120,980  $ 199,314
   year........................................
   Increases (decreases) in provision for
   losses and LAE for claims incurred:
    Current year...............................   139,253   217,293    291,812
    Prior year.................................     1,028     1,798      3,109
   Losses and LAE payments for claims incurred:
    Current year...............................   (78,907)  (92,924)  (158,408)
    Prior year.................................   (18,679)  (47,833)   (88,603)
                                                 --------  --------  ---------
   Gross loss and LAE reserves.................  $120,980  $199,314  $ 247,224
                                                 ========  ========  =========

NOTE G--RELATED PARTY TRANSACTIONS

  Vesta leases office space from Torchmark Development Corporation, a wholly owned subsidiary of Torchmark. Rent expense of $439 thousand, $494 thousand and $566 thousand was charged to operations for the years ended December 31, 1994, 1995 and 1996, respectively, related to this lease agreement.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS)

  Waddell & Reed Asset Management Company, a wholly owned subsidiary of Torchmark ("WRAMCO"), provides investment advice and services to the Company and its subsidiaries in connection with the management of their respective portfolios pursuant to an Investment Services Agreement. The Company paid $127 thousand, $222 thousand and $409 thousand in fees to WRAMCO pursuant to the Investment Services Agreement in 1994, 1995 and 1996, respectively.

  On September 13, 1993, Vesta Fire Insurance Corporation, a wholly owned subsidiary of the Company ("Vesta Fire"), and Liberty National Life Insurance Company ("Liberty National"), a wholly owned subsidiary of Torchmark, entered into a Marketing and Administrative Services Agreement, pursuant to which Vesta Fire marketed certain of its industrial fire insurance products through agents of Liberty National. Under this agreement, Liberty National pays to Vesta Fire an amount equal to all premiums collected by Liberty National after deducting all expenses incurred by Liberty National which are directly attributable to the industrial fire insurance products and after deducting a fee for administrative services. Such fee for 1994, 1995 and 1996 was $2,849 thousand, $2,305 thousand and $1,702 thousand, respectively. This agreement was terminated effective April 30, 1995, and these products are no longer marketed through Liberty National agents. However, Liberty National continues to service the existing business.

NOTE H--COMMITMENTS AND CONTINGENCIES

  Litigation: The Company, through its subsidiaries, is routinely a party to pending or threatened legal proceedings and arbitrations. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other causes of action. These lawsuits may include claims for punitive damages in addition to other specified relief. Based upon information presently available, and in light of legal and other defenses available to the Company and its subsidiaries, management does not consider liability from any threatened or pending litigation to be material.

  Leases: The Company leases office space for its home office and HIG under operating lease arrangements. These leases contain various renewal options and escalation clauses. Rental expense for operating leases was $439 thousand, $706 thousand, and $1,014 thousand, for the years ending December 31, 1994, 1995, and 1996, respectively. Future minimum rental commitments required under these leases are approximately $1.0 million per year.

  Restrictions on Dividends: Vesta relies on dividends from its subsidiaries to meet its cash requirements and to pay dividends to its stockholders. The payment of dividends by Vesta's insurance subsidiaries are subject to certain limitations imposed by the insurance laws of the States of Alabama, Hawaii and Texas. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama, Texas and most other states that regulate Vesta's operations permit dividends in any year which together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the net income for the preceding year, with larger dividends payable only upon prior regulatory approval. Hawaii law limits dividends to the lesser of (i) and (ii) without prior approval. Certain other extraordinary transactions between an insurance company and its affiliates, including sales, loans or investments which in any twelve-month period aggregate at least 3% of its admitted assets or 25% of its statutory capital and surplus, also are subject to prior approval by the Department of Insurance. Based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 1997 without prior approval of regulatory authorities is approximately $50.7 million.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS)

  Risk-Based Capital Requirements. The NAIC adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). Risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" ("ACL") of RBC. Based on calculations made by the Company, the risk-based capital levels for each of the Company's insurance subsidiaries did not trigger regulatory attention.

  Concentrations of Credit Risk: Vesta maintains a highly-diversified investment portfolio with limited concentrations in any given region, industry, or economic characteristic. At December 31, 1996, the investment portfolio consisted of securities of the U.S. government or U.S. government backed securities (9%); mortgage backed securities, GNMA collateral (2%); investment grade corporate bonds (24%); cash and short-term investments (26%); securities of state and municipal governments (36%); securities of foreign governments (1%); and corporate common stocks (2%). Corporate equity and debt investments are made in a wide range of industries. All of Vesta's investments at year-end 1996 were rated investment-grade.

  At December 31, 1996, the Company has unsecured reinsurance recoverables from two reinsurers that are in excess of 2% of statutory surplus, the largest of which is $15 million.

NOTE I--SUPPLEMENTAL DISCLOSURES FOR CASH FLOW STATEMENT

  The following table summarizes Vesta's non-cash transactions, which are not reflected on the Statement of Cash Flow, as required by GAAP:

                                                         YEAR ENDED DECEMBER 31,
                                                         -------------------------
                                                          1994     1995    1996
                                                         ------- --------- -------
     Paid in capital from tax benefit of stock option    $   --  $     101 $ 337
     exercises.........................................
     Transfer of fixed maturities from held to maturity
      to available for sale............................  $   --   $121,627 $ --

  The following table summarizes certain amounts paid during the period as required by GAAP:

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1994    1995    1996
                                                     ------- ------- -------
     Interest paid.................................. $ 1,708 $ 5,253 $ 9,494
     Income taxes paid.............................. $10,701 $14,989 $21,500

NOTE J--REINSURANCE

  Vesta engages in reinsurance ceded transactions as part of its overall underwriting and risk management strategy. Vesta's reinsurance ceded programs include coverages which limit the amount of individual claims to a fixed amount or percentage and which limit the amount of claims related to catastrophes.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS)

  The effect on premiums earned and losses and loss adjustment expenses incurred of all reinsurance ceded transactions are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                        1994     1995     1996
                                                       ------- -------- --------
     Reinsurance ceded:
      Premiums ceded.................................. $86,805 $117,654 $195,202
      Losses and loss adjustment expenses recovered
       and recoverable................................  83,890   90,522  134,756

  The amounts deducted from reserves for unpaid losses and loss adjustment expenses and unearned premiums that Vesta would remain liable for should reinsuring companies be unable to meet their obligations are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           1995        1996
                                                        ----------- -----------
     Losses and loss adjustment expense................ $    49,769 $    60,343
     Unearned premiums.................................      24,384      55,477

  Vesta engages in assumed reinsurance transactions as part of its overall business strategy. The effect on premiums earned and losses and loss adjustment expenses of all assumed reinsurance transactions, including involuntary pools, are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1994     1995     1996
                                                      -------- -------- --------
     Premiums assumed................................ $240,567 $359,546 $545,290
     Losses and loss adjustment expenses assumed.....  145,697  201,152  331,972

  The effect of reinsurance on premiums written and earned is as follows:

                                    1994                1995                1996
                              ------------------  ------------------  ------------------
                              WRITTEN    EARNED   WRITTEN    EARNED   WRITTEN    EARNED
                              --------  --------  --------  --------  --------  --------
     Direct.................. $111,601  $106,190  $163,005  $139,910  $153,413  $161,824
     Assumed.................  243,229   240,567   423,997   359,546   616,173   545,290
     Ceded...................  (95,120)  (86,805) (127,554) (117,654) (228,954) (195,202)
                              --------  --------  --------  --------  --------  --------
       Net premiums..........  259,710   259,952   459,228   381,802   540,632   511,912
                              ========  ========  ========  ========  ========  ========


NOTE K--INCOME TAXES

  Income tax expense for the years ended December, 1994, 1995 and 1996 was allocated as follows:

                                                       1994     1995    1996
                                                      -------  ------- -------
Operating income..................................... $12,842  $21,133 $24,982
Stockholder's equity, for unrealized gains...........  (1,525)   2,941    (413)
Stockholder's equity, for compensation expense for
 tax purposes in excess of amounts recognized for
 financial reporting purposes........................     --       101     337
                                                      -------  ------- -------
                                                      $11,317  $24,175 $24,906
                                                      =======  ======= =======

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS)

  Income tax expense attributable to income from operations consists of:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1994    1995    1996
                                                         ------- ------- -------
     Current tax expense................................ $11,428 $13,406 $19,483
     Deferred tax expense...............................   1,415   7,727   5,499
                                                         ------- ------- -------
      Total............................................. $12,843 $21,133 $24,982
                                                         ======= ======= =======

  Vesta's effective income tax rate differed from the statutory income tax rate as follows:

                                               YEAR ENDED DECEMBER 31,
                                         ----------------------------------------
                                            1994          1995          1996
                                         ------------  ------------  ------------
                                         AMOUNT    %   AMOUNT    %   AMOUNT    %
                                         -------  ---  -------  ---  -------  ---
     Statutory federal income tax rate.  $14,725   35% $22,433   35% $26,496   35%
     Increases (reductions) in tax
     resulting from:
      Tax exempt investment income.....   (1,816)  (4)  (1,974)  (3)  (2,240)  (3)
      Other............................      (66)   0      674    1      726    1
                                         -------  ---  -------  ---  -------  ---
                                         $12,843   31% $21,133   33% $24,982   33%
                                         =======  ===  =======  ===  =======  ===

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities included in other liabilities at December 31, 1995 and 1996 are presented below:

                                                                 1995    1996
                                                                ------- -------
     Deferred tax assets:
      Unearned and advance premiums............................ $10,089 $12,099
      Discounted unpaid losses.................................   3,220   4,325
      Other....................................................     629     --
                                                                ------- -------
     Total gross deferred tax assets........................... $13,938 $16,424
                                                                ======= =======
     Deferred tax liabilities:
      Deferred acquisition costs............................... $23,741 $26,436
      Contingent commissions...................................   3,338   8,010
      Unrealized gains.........................................   2,803   2,390
      Other....................................................     145   1,051
                                                                ------- -------
     Total gross deferred tax liabilities...................... $30,027 $37,887
                                                                ------- -------
     Net deferred tax liability................................ $16,089 $21,463
                                                                ======= =======

  A valuation allowance for deferred tax assets, as of December 31, 1995 and 1996, was not necessary.

NOTE L--RETIREMENT PLANS

  Vesta has a defined contribution retirement and savings plan and a supplemental executive retirement plan. These plans are fully funded at year-end 1996. Vesta's total cost for benefits under these plans since the Offering date was $250,391 for 1994, $319,337 for 1995 and $348,125 for 1996.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS)

NOTE M--SEGMENT INFORMATION

                                                   YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1994      1995       1996
                                                 --------  --------  ----------
Revenues
 Reinsurance Operations
  Net premiums earned........................... $191,700  $290,657  $  415,028
  Net investment income.........................    9,503    13,682      18,767
  Investment gains (losses).....................     (512)      210          26
                                                 --------  --------  ----------
   Total reinsurance............................  200,691   304,549     433,821
 Primary insurance operations
  Net premiums earned...........................   68,252    91,145      96,884
  Net investment income.........................    3,496     4,290       4,381
  Investment gains (losses).....................     (183)       66           6
                                                 --------  --------  ----------
   Total primary................................   71,565    95,501     101,271
 Other operations revenues......................      100       216         188
                                                 --------  --------  ----------
   Total revenues............................... $272,356  $400,266  $  535,280
                                                 ========  ========  ==========
Total pretax income (loss) from operations
 Reinsurance Operations
  Underwriting gain (loss)...................... $ 41,666  $ 35,786  $   55,712
  Net investment income.........................    9,503    13,682      18,767
  Investment gains (losses).....................     (512)      210          26
                                                 --------  --------  ----------
   Total reinsurance............................   50,657    49,678      74,505
 Primary insurance operations
  Underwriting gain (loss)......................  (10,290)   15,119       6,682
  Net investment income.........................    3,496     4,290       4,381
  Investment gains (losses).....................     (183)       66           6
  Goodwill......................................      --       (264)      (484)
                                                 --------  --------  ----------
   Total primary................................   (6,977)   19,211      10,585
 Other operations
  Other income..................................      100       216         188
  Interest expense..............................   (1,708)   (5,273)    (10,059)
                                                 --------  --------  ----------
   Total other income (expense).................   (1,608)   (5,057)     (9,871)
                                                 --------  --------  ----------
   Total pretax income from operations.......... $ 42,072  $ 63,832  $   75,219
                                                 ========  ========  ==========
  Total identifiable assets
  Reinsurance operations........................ $366,914  $614,708  $  815,052
  Primary operations............................  143,376   202,916     197,529
                                                 --------  --------  ----------
   Total identifiable assets.................... $510,290  $817,624  $1,013,581
                                                 ========  ========  ==========

NOTE N--DEBT

  On July 19, 1995, the Company issued $100 million of its 8.75% Senior Debentures due July 15, 2025. The Debentures are not subject to redemption or any sinking fund prior to maturity. The Debentures are unsecured and rank on parity with all of its other unsecured and unsurbordinated indebtedness. The Debentures contain covenants that limit the ability of the Company or its subsidiaries to issue, sell or otherwise dispose of shares of voting common stock of any Restricted Subsidiary and limit the ability of the Company or its subsidiaries to pledge the shares of capital stock of any subsidiary. The Debentures also place certain limitations on the Company's ability to consolidate or merge with or sell its assets substantially as an entirety. The Company used the proceeds from the sale to repay the $28,000,000 loan from United Investors Management Company,

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS) a subsidiary of Torchmark and to increase the capital and surplus of its principal insurance subsidiary, Vesta Fire Insurance Corporation.

  Vesta has a $100 million line of credit. The line of credit is with a group of domestic banks pursuant to a Credit Agreement dated September 24, 1996 (the "Credit Agreement"). The interest charge is either (i) the London Interbank Rate plus 0.25% or (ii) the higher of the prime rate and the Federal Funds rate plus 0.5%, at the Company's discretion. At December 31, 1996 the London Interbank three month rate was 5.5625% and the Federal Funds rate was 5.25%.There was a balance of $22 million under this line of credit at December 31, 1996. The line of credit contains covenants which (1) restricts the Company from incurring consolidated indebtedness greater than 42.5% of the sum of the Company's consolidated indebtedness and consolidated net worth, (2) requires the Company to maintain consolidated net worth to be equal to or greater than $250,000,000 plus 50% of the aggregate of consolidated net income for each fiscal quarter ending after September 30, 1996 up to and including the fiscal quarter then ending minus the aggregate amount of all dividends paid with respect to the Company's equity securities at any time after September 30, 1996, (3) requires the Company to maintain a ratio of consolidated income before interest and taxes to consolidated interest expense of 3.0 to 1.0, and (4) requires the Company to maintain total adjusted capital (within the meaning of Risk-Based Capital for Insurers Model Act ("Model Act")) of Vesta Fire to be equal to or greater than 150% of the applicable "Company Action Level RBC" (within the meaning of the model act).

NOTE O--STOCK OPTIONS

  During 1995, the Financial Accounting Standards Board issued Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"). The Statement defines a fair value based method of accounting for an employee stock option. It also allows an entity to continue using the intrinsic valued based accounting method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has continued to use this method to account for its stock options. However, FAS 123 requires entities electing to remain with the intrinsic method of accounting to provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as well as other disclosures about the Company's stock-based employee compensation plans. Information about the Company's stock option plans and the related required disclosures follow.

  Prior to completion of the Company's initial public offering, the Company's stockholders approved the Vesta Insurance Group, Inc. Long Term Incentive Plan ("Plan"), which provided for grants to the Company's executive officers of restricted stock, stock options, stock appreciation rights, and deferred stock awards, and in certain instances grants of options to directors. The Company's stockholders approved certain amendments to the Plan effective May 16, 1995, including an amendment to increase the shares of the Company's common stock available for awards under the Plan from 1,091,400 shares to 2,221,998 shares and an amendment to delete the provision for the grant of options to non-employee directors. The Company's stockholders also approved the Vesta Insurance Group, Inc. Non-Employee Director Stock Plan ("Director Plan") effective May 16, 1995, which provides for grants to the Company's non-employee directors of stock options and restricted stock.

  Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995 and 1996, respectively; risk-free interest rates of 6.33 percent and 6.37 percent; dividend yields of 0.37 percent for both years; volatility factor of the expected market price of the Company's common stock of 0.34 for both years; and a weighted-average expected life of the options of ten years for both years.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS)

  The Company's actual and pro forma information follows (in thousands except for earnings per share information):

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                                ---------------
                                                                 1995    1996
                                                                ------- -------
      NET INCOME:
       As reported............................................. $42,699 $50,237
       Pro forma...............................................  41,417  47,444
      NET INCOME PER COMMON SHARE:
       As reported............................................. $  2.27 $  2.66
       Pro forma...............................................    2.20    2.52

  The following summary sets forth activity under the Plan for the years ended December 31:

                               1994               1995                1996
                         ----------------- ------------------- -------------------
                                 WEIGHTED-           WEIGHTED-           WEIGHTED-
                                  AVERAGE             AVERAGE             AVERAGE
                                 EXERCISE            EXERCISE            EXERCISE
                         OPTIONS   PRICE    OPTIONS    PRICE    OPTIONS    PRICE
                         ------- --------- --------- --------- --------- ---------
Outstanding--beginning
 of the year............ 804,896  $16.09     828,896  $16.06   1,055,699  $18.37
Granted.................  24,000   15.23     414,409   21.98     129,394   31.93
Exercised...............     --      --       42,750   15.63      55,667   15.51
Forfeited...............     --      --      144,856   16.31     106,554   16.99
                         -------  ------   ---------  ------   ---------  ------
Outstanding--end of the
 year................... 828,896  $16.06   1,055,699  $18.37   1,022,872  $20.38
                         =======  ======   =========  ======   =========  ======
Weighted-average fair
 value of options
 granted during the
 year................... $ 21.30           $   28.37           $   25.85

  Of the 1,022,872 outstanding options at December 31, 1996, 549,087 were exercisable with the remaining having varying vesting periods. Exercise prices for options outstanding as of December 31, 1996 ranged from $15.00 to $35.375. Unexercised options with exercise prices of less than $25.00 for 810,358 shares had a weighted average contractual life of 7.8 years and a weighted average exercise price of $17.86 while unexercised options with exercise prices greater than $25.00 for 212,514 shares had a weighted average contractual life of 9.6 years and a weighted average exercise price of $30.01.

  In 1993, the Company entered into restricted stock agreements under which Vesta granted 153,300 shares of common stock at $10.26 per share to officers of the Company in exchange for promissory notes. In 1994, an additional 60,000 shares of Common Stock at $18.92 per share were issued to an officer of the Company under a restricted stock agreement in exchange for a promissory note. The common stock is being held by the Company as security for repayment of the notes. A portion of the shares will be released to the officers annually as they repay the promissory notes. The Company intends to pay cash bonuses each year in amounts sufficient to reduce the notes by the amount of the purchase price for the shares which are earned in that year. During 1995 the company acquired 31,192 shares of its common stock with respect to previously granted awards of restricted stock in exchange for release of indebtedness of $320,036. The balance of the notes at December 31, 1995 was $1,962,150. During 1996 the Company acquired 19,564 shares of its common stock with respect to previously granted awards of restricted stock in exchange for release of indebtedness of $168,951. The balance of the notes at December 31, 1996 was $1,580,269. The promissory notes and the unearned compensation are shown as deductions from stockholders equity.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS)

  In 1995, the Company entered into restricted stock agreements under which the Company granted 23,333 shares of restricted common stock to certain officers of the Company. In 1996, the Company entered into restricted stock agreements under which the Company granted 23,144 shares of restricted common stock to certain officers of the Company and 5,664 shares of restricted common stock to certain directors of the Company. The common stock with respect to all awards of restricted stock is being held by the Company until the restrictions lapse.

NOTE P--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following is a summary of quarterly financial data, in thousands except per share data:

                                                THREE MONTHS ENDED
                                   ---------------------------------------------
                                   MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                     1996      1996       1996          1996
                                   --------- -------- ------------- ------------
Gross premiums written............ $194,460  $185,567   $173,884      $215,675
Net premiums written..............  152,509   165,494     67,568       155,061
Premiums earned...................  145,136   167,135     88,344       111,297
Net investment income.............
Operating costs and expenses......  131,965   147,750     71,748       100,557
Net income........................   10,509    15,141     13,412        11,174
                                   --------  --------   --------      --------
Per Share Data:
Net income........................     0.56      0.80       0.71          0.60
Stockholders' equity per share....    15.28     16.01      16.72         17.16
Cash dividends per share..........   0.0375    0.0375     0.0375        0.0375
                                   --------  --------   --------      --------
                                                THREE MONTHS ENDED
                                   ---------------------------------------------
                                   MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                     1995      1995       1995          1995
                                   --------- -------- ------------- ------------
Gross premiums written............ $111,414  $115,924   $202,186      $157,258
Net premiums written..............   90,391    97,890    150,153       120,794
Premiums earned...................   75,899    78,332    125,634       101,937
Net investment income.............    3,853     4,070      4,820         5,230
Operating costs and expenses......   67,913    65,085    105,023        92,613
Net income........................    7,807    11,645     15,704         7,543
                                   --------  --------   --------      --------
Per Share Data:
Net income........................     0.41      0.62       0.84          0.40
Stockholders' equity per share....    12.89     13.54      14.40         14.89
Cash dividends per share..........   0.0375    0.0375     0.0375        0.0375
                                   --------  --------   --------      --------

NOTE Q--SUBSEQUENT EVENT

  On January 31, 1997, Vesta Capital Trust I, a Delaware business trust controlled by the Company, sold $100 million of its 8.525% Capital Securities. These securities have a 30 year maturity and are not redeemable except in certain limited circumstances. These securities were sold in a private placement transaction to qualified institutional buyers under Rule 144A and were not registered under the Securities Act of 1933. A portion of the proceeds from the sale of these capital securities were used to repay indebtedness under the Company's existing lines of credit and the remainder will be used for general corporate purposes.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

  No disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure have been reported on a Form 8-K within the twenty-four months prior to the date of the most recent financial statements.

                                   PART III

            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Information required by this item is incorporated by reference from the sections entitled "Election of Directors," "Profiles of Directors and Nominees," "Executive Officers" and "Compensation and Other Transactions with Executive Officers and Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 1997 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

                        ITEM 11. EXECUTIVE COMPENSATION

  Information required by this item is incorporated by reference from the section entitled "Compensation and Other Transactions with Executive Officers and Directors" in the Proxy Statement.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)Security ownership of certain beneficial owners:

  Information required by this item is incorporated by reference from the section entitled "Principal Stockholders" in the Proxy Statement.

(b)Security ownership of management:

  Information required by this item is incorporated by reference from the section entitled "Stock Ownership" in the Proxy Statement.

(c)Changes in control:

  The Company knows of no arrangements, including any pledges by any person of its securities, the operation of which may at a subsequent date result in a change of control.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item is incorporated by reference from the section entitled "Compensation Committee Interlocks and Insider Participation; Other Transactions" in the Proxy Statement.

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index of documents filed as a part of this report:

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
(1) Financial Statements:
Vesta Insurance Group, Inc.
 Independent Auditors' Report.........................................     26
 Consolidated Balance Sheets at December 31, 1995 and 1996............     27
 Consolidated Statements of Operations for each of the years in the
three-year period   ended December 31, 1996...........................     28
 Consolidated Statements of Stockholders' Equity for each of the years in the three-year
  period ended December 31, 1996......................................     29
 Consolidated Statements of Cash Flow for each of the years in the
three-year period   ended December 31, 1996...........................     30
 Notes to Consolidated Financial Statements...........................     31
(2) Schedules Supporting Financial Statements for the three years ended December 31, 1996:
II.Condensed Financial Information of Registrant (Parent Company).....     50
III.Supplemental Insurance Information (Consolidated).................     53
IV.Reinsurance (Consolidated).........................................     55
V.Valuation and Qualifying Accounts (Consolidated)....................     56
Schedules not referred to have been omitted as inapplicable or not required by
Regulation S-X.
(3) Exhibits
 Exhibits are listed in the index of Exhibits at page 47.
(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                 EXHIBITS INDEX

  Exhibit
    No.                              Description
  -------                            -----------
  3.1      Restated Certificate of Incorporation of the Company, dated
           September 1, 1993 (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-
           68114) of Vesta Insurance Group, Inc., filed on October 18,
           1993 and incorporated herein by reference (File No. 1-12338))
  3.2      By-Laws of the Company (Amended and Restated as of October 1,
           1993) (filed as an exhibit to Amendment No. 1 to the Registra-
           tion Statement on Form S-1 (Registration No. 33-68114) of
           Vesta Insurance Group, Inc., filed on October 18, 1993 and in-
           corporated herein by reference (File No. 1-12338))
  4.1      Indenture between the Company and Southtrust Bank of Alabama,
           National Association, dated as of July 19, 1995.
  4.2      Supplemental Indebenture between the Company and Southtrust
           Bank of Alabama, National Association, dated July 19, 1995.
 10.1      Separation and Public Offering Agreement between Torchmark
           Corporation and the Company dated September 13, 1993 (filed as an exhibit to the Company's Form 10-K for the year ended De-
           cember 31, 1993, filed on March 28, 1994 and incorporated
           herein by reference (File No. 1-2338))
 10.2      Marketing and Administrative Services Agreement between Lib-
           erty National Fire Insurance Company, Liberty National Insur-
           ance Corporation and Liberty National Life Insurance Company dated September 13, 1993 (filed as an exhibit to the Company's
           Form 10-K for the year ended December 31, 1993, filed on March
           28, 1994 and incorporated herein by reference (File No. 1-
           2338))
 10.3      Investment Services Agreement between Waddell & Reed Asset
           Management Company and the Company (filed as an exhibit to
           Amendment No. 1 to the Registration Statement on Form S-1
           (Registration No. 33-68114) of Vesta Insurance Group, Inc.,
           filed on October 18, 1993 and incorporated herein by reference
           (File No. 1-12338)) dated September 13, 1993.
 10.5      Management Agreement between J. Gordon Gaines, Inc., Liberty
           National Fire Insurance Company, Sheffield Insurance Corpora-
           tion, Liberty National Insurance Corporation and Vesta Insur-
           ance Corporation dated November 15, 1994 (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
           1993, filed on March 28, 1994 and incorporated herein by ref-
           erence (File No. 1-2338))
 10.6      Form of Restricted Stock Agreement (filed as an exhibit to the
           Registration Statement on Form S-1 (Registration No. 33-68114)
           of Vesta Insurance Group, Inc., filed on August 31, 1993 and incorporated herein by reference (File No. 1-12338))
 10.7*     The Company's Long Term Incentive Plan as amended effective as of May 16, 1995 (filed as an exhibit to the Company's Form 10Q for the quarter ended June 30, 1995, filed on August 14, 1995 and incorporated herein by reference (File No. 1-12338))
 10.8*     Form of Non-Qualified Stock Option Agreement entered into by and between the Company and certain of its executive officers and directors.
 10.9*     Cash Bonus Plan of the Company (filed as an exhibit to the
           Company's Form 10-K for the year ended December 31, 1993,
           filed on March 28, 1994 and incorporated herein by reference
           (File No. 1-2338))
 10.10*    J. Gordon Gaines, Inc. Post Retirement Benefits Plan (filed as an exhibit to the Company's Form 10-K for the year ended De-
           cember 31, 1994, filed on March 29, 1995 and incorporated
           herein by reference (File No. 1-12338))
 10.11*    J. Gordon Gaines, Inc. Retirement Savings Plan (filed as an exhibit to the Company's Form 10-K for the year ended December
           31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-12338))

  Exhibit
    No.                              Description
  -------                            -----------
 10.12*    The Company's Non-Employee Director Stock Plan (filed as an exhibit to the Company's
           10-Q for the quarter ended June 30, 1995, filed on August 14,
           1995 and incorporated herein by reference (File No. 1-12338))
 10.13     Office Lease between the Company and Torchmark Development
           Corporation, dated as of April 20, 1992 (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
           1993, filed on March 28, 1994 and incorporated herein by ref-
           erence (File No. 1-12338))
 10.14     Agency Agreement between Liberty National Fire Insurance Com-
           pany, Vesta Insurance Corporation, Sheffield Insurance Corpo-
           ration, and Overby-Seawell Company (filed as an exhibit to
           Amendment No. 1 to the Registraion Statement on Form S-1 (Reg-
           istration No. 33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File
           No. 1-12338))
 10.15     Commercial/Personal Property Risk Excess Reinsurance Con-
           tracts, dated July 1, 1993,
           constituting the Company's Direct Per Risk Treaty Program, be-
           tween Vesta Fire Insurance Corporation, Sheffield Insurance
           Corporation, Vesta Insurance Corporation, Vesta Lloyds Insur-
           ance Company and various reinsurers (filed as an exhibit to
           Amendment No. 1 to the Registration Statement on Form S-1
           (Registration No. 33-68114) of Vesta Insurance Group, Inc.,
           filed on October 18, 1993 and incorporated herein by reference
           (File No. 1-12338)) Renewed July 1, 1996.
 10.16     Catastrophe Reinsurance Contracts, dated July 1, 1995, consti-
           tuting the Company's Direct Property Catastrophe Program, be-
           tween Vesta Fire Insurance Corporation, Vesta Insurance Corpo-
           ration, Sheffield Insurance Corporation, Vesta Lloyds Insur-
           ance Company and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference
           (File No. 1-12338)). Renewed July 1, 1996.
 10.17     Specific Regional Castastrophe Excess Contracts, dated January
           1, 1996, constituting the Company's Regional Property Catas-
           trophe Program, between Vesta Fire Insurance Corporation and various reinsurers (filed as an exhibit to the Company's Form
           10-K for the year ended December 31, 1995, filed on March 28,
           1996 and incorporated herein by reference (File No. 1-12338)).
           Renewed January 1, 1997.
 10.18     Casualty Excess of Loss Reinsurance Agreements, dated January
           1, 1994, constituting the Company's Casualty Excess of Loss
           Reinsurance Program, between Vesta Fire Insurance Corporation,
           Vesta Insurance Corporation, Sheffield Insurance Corporation,
           Vesta Lloyds Insurance Company and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended
           December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-12338)). Renewed January 1,
           1997.
 10.19     Amendment to Catastrophe Reinsurance Contracts, dated July 1,
           1995, constituting the Company's Direct Property Catastrophe
           Program, between Vesta Fire Insurance Corporation, Vesta In-
           surance Corporation, Sheffield Insurance Corporation, Vesta
           Lloyds Insurance Company, Hawaiian Insurance & Guaranty Compa-
           ny, Limited and various reinsurers. (Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30,
           1995, filed on November 14, 1995 and incorporated herein by reference (File No. 1-12338)). Renewed July 1, 1996.
 10.20     Amendment to Catastrophe Reinsurance Contracts, dated January
           1, 1996, constituting the Company's Direct Property Catastro-
           phe Program, between Vesta Fire Insurance Corporation, Vesta
           Insurance Corporation, Sheffield Insurance Corporation, Vesta
           Lloyds Insurance Company, Hawaiian Insurance & Guaranty Compa-
           ny, Limited and various reinsurers (filed as an exhibit to the
           Company's Form 10-K for the year ended December 31, 1995,
           filed on March 28, 1996 and incorporated herein by reference
           (File No. 1-12338)). Renewed January 1, 1997.

  Exhibit
    No.                              Description
  -------                            -----------
 10.21     Credit Agreement between Vesta Insurance Group, Inc. and
           Southtrust Bank of Alabama, N.A., ABN Amro Bank B.V., Bank of
           Tokyo-Mitsubishi Trust Company. The First National Bank of
           Chicago, Wachovia Bank of Georgia, N.A. and First Union Na-
           tional Bank of North Carolina, as agent dated September 24,
           1996 (filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996 and incorporated herein by reference (File No. 1-12338)).
 10.22     Quota Share Reinsurance Contract, effective July 1, 1996, cov-
           ering all lines of business written by Vesta Fire Insurance
           Coprporation, Sheffield Insurance Corporation, Vesta Insurance
           Corporation, Vesta Lloyds Insurance Company, The Hawaiian In-
           surance and Guaranty Company, Ltd. and various reinsurers
           (filed as an exhibit to the Company's Form 10-Q for the quar-
           ter ended September 30, 1996, filed on November 14, 1996 and incorporated herein by reference (File No. 1-12338)).
 11        Computation of Net Income Per Common Share.
 21        List of Subsidiaries of the Company.
 23        Consent of KPMG Peat Marwick LLP.

--------
*These are the Company's compensatory plans.


Exhibit 11. Statement re computation of per share earnings

         VESTA INSURANCE GROUP, INC. COMPUTATION OF EARNINGS PER SHARE

                                                1994        1995        1996
                                             ----------- ----------- -----------
Net Income.................................. $29,229,394 $42,698,844 $50,236,581
                                             =========== =========== ===========
Weighted average shares outstanding.........  18,810,756  18,841,756  18,860,427
                                             =========== =========== ===========
Primary earnings per share:
  Net income................................ $      1.55 $      2.27 $      2.66
                                             =========== =========== ===========

--------
Adjusted for stock split.

Exhibit 21. Subsidiaries of the Registrant

  The following table lists subsidiaries of the registrant which meet the definition of "significant subsidiary" according to Regulation S-X:

                                                            NAME UNDER WHICH
             COMPANY           STATE OF INCORPORATION     COMPANY DOES BUSINESS
             -------           ----------------------     ---------------------
           Vesta Fire                 Alabama                  Vesta Fire
      Insurance Corporation                               Insurance Corporation

All other exhibits required by Regulation S-K are listed as to location in the Exhibits Index on pages 47 through 49 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

                  VESTA INSURANCE GROUP, INC. (PARENT COMPANY)
                     SCHEDULE II--CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                             AT DECEMBER 31,
                                                              1995      1996
                                                            --------  --------
Assets
  Investment in affiliates................................. $394,383  $433,632
  Short-term investments...................................       --     6,980
                                                            --------  --------
    Total investments......................................  394,383   440,612
  Cash.....................................................       77         5
  Other assets.............................................    2,028         2
                                                            --------  --------
    Total assets........................................... $396,488  $440,619
                                                            ========  ========
Liabilities
  Other liabilities........................................    2,706     1,637
  Short term debt..........................................   15,000    22,000
  Long term debt...........................................   98,163    98,279
                                                            --------  --------
    Total liabilities......................................  115,869   121,916
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized, none              --        --
issued.....................................................
  Common stock, $.01 par value, 32,000,000 shares
     authorized,
     issued: 1995--18,878,190 shares; 1996--18,970,695
     shares................................................      189       190
  Additional paid-in capital...............................  159,449   161,037
  Unrealized investment gains, net of applicable taxes.....    5,205     4,442
  Retained earnings........................................  119,458   166,795
  Receivable from issuance of restricted stock.............   (3,163)   (3,207)
  Treasury stock...........................................     (520)  (10,554)
                                                            --------  --------
    Total stockholders' equity.............................  280,619   318,703
                                                            --------  --------
    Total liabilities and stockholders' equity............. $396,488  $440,619
                                                            ========  ========

                  VESTA INSURANCE GROUP, INC. (PARENT COMPANY)
                SCHEDULE II--CONDENSED STATEMENTS OF OPERATIONS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                     FOR THE YEAR ENDED DECEMBER 31,
                                     ----------------------------------
                                        1994        1995            1996
                                     -------------------------------------------
Revenues:
 Net investment income.............  $      158  $      385  $      213
                                     ----------  ----------  ----------
   Total revenues..................         158         385         213
Expenses:
 Interest expenses.................       1,708       5,273      10,059
 Operating expenses................       1,083       1,918      (6,745)
                                     ----------  ----------  ----------
   Total expenses..................       2,791       7,191       3,314
                                     ----------  ----------  ----------
Net income before income tax and
 equity
 in earnings of affiliates.........      (2,633)     (6,806)     (3,101)
Income tax.........................         890       2,356       1,327
                                     ----------  ----------  ----------
Income before equity in earnings of      (1,743)     (4,450)     (1,774)
affiliates.........................
Equity in earnings of affiliates...      30,972      47,149      52,008
                                     ----------  ----------  ----------
Net income.........................  $   29,229     $42,699  $   50,237
                                     ==========  ==========  ==========

                  VESTA INSURANCE GROUP, INC. (PARENT COMPANY)
                SCHEDULE II--CONDENSED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                               1994        1995        1996
                                             ---------- ----------  ----------
Cash provided from operations............... $     630  $    7,223  $    2,629
Cash used in investing activities:
 Contribution to investments in affiliates..       --      (90,000)
 Net (increase) decrease in short-term           1,235         195      (6,980)
investments.................................
                                             ---------  ----------  ----------
Cash used in investing activities...........     1,235     (82,582)     (4,351)
Cash provided from financing activities:
 Dividends paid.............................    (1,881)     (2,512)    (2,836)
 Issuance of debt...........................       --      113,164       7,115
 Retirement of debt.........................       --      (28,000)        --
                                             ---------  ----------  ----------
Cash provided from financing activities.....    (1,881)     82,652       4,279
Net increase (decrease) in cash.............        16          70         (72)
Cash balance at beginning of period.........        23           7          77
                                             ---------  ----------  ----------
Cash balance at end of period............... $       7  $       77  $        5
                                             =========  ==========  ==========

                          VESTA INSURANCE GROUP, INC.
        SCHEDULE III--SUPPLEMENTAL INSURANCE INFORMATION (CONSOLIDATED)
                        AS OF DECEMBER 31, 1995 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                         RESERVES FOR
                                              DEFERRED   UNPAID CLAIMS
                                               POLICY      AND CLAIM
                                             ACQUISITION  ADJUSTMENT   UNEARNED
                                                COSTS      EXPENSES    PREMIUMS
                                             ----------- ------------- --------
As of December 31, 1995:
 Reinsurance................................   $43,891     $153,156    $102,186
 Primary....................................    23,940       46,158      66,326
                                               -------     --------    --------
                                               $67,831     $199,314    $168,512
                                               =======     ========    ========
As of December 31, 1996:
 Reinsurance................................   $56,232     $203,913    $170,798
 Primary....................................    19,300       43,311      57,527
                                               -------     --------    --------
                                               $75,532     $247,224    $228,325
                                               =======     ========    ========

                          VESTA INSURANCE GROUP, INC.
 SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION--(continued) (CONSOLIDATED) FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (DOLLAR AMOUNTS IN
                                   THOUSANDS)

                                             CLAIM AND
                                               CLAIM
                           NET       NET     ADJUSTMENT AMORTIZATION   OTHER     NET
                          EARNED  INVESTMENT  EXPENSES       OF      OPERATING PREMIUMS
                         PREMIUMS   INCOME    INCURRED      DAC      EXPENSES  WRITTEN
                         -------- ---------- ---------- ------------ --------- --------
Year Ended December 31,
1994:
 Reinsurance............ $191,700  $ 9,503    $ 96,715    $15,607    $ 37,712  $193,136
 Primary................   68,252    3,496      43,566      8,219      26,757    66,574
                         --------  -------    --------    -------    --------  --------
                         $259,952  $12,999    $140,281    $23,826    $ 64,469  $259,710
                         ========  =======    ========    =======    ========  ========
Year Ended December 31,
1995:
 Reinsurance............ $290,657  $13,682    $171,132    $27,251    $ 56,488  $358,289
 Primary................   91,145    4,290      47,959     11,168      16,900   100,939
                         --------  -------    --------    -------    --------  --------
                         $381,802  $17,972    $219,091    $38,419    $ 73,388  $459,228
                         ========  =======    ========    =======    ========  ========
Year Ended December 31,
1996:
 Reinsurance............ $415,028  $18,767    $248,142    $38,724    $ 72,450  $446,062
 Primary................   96,884    4,381      46,778     14,372      29,052    94,570
                         --------  -------    --------    -------    --------  --------
                         $511,912  $23,148    $294,920    $53,096    $101,502  $540,632
                         ========  =======    ========    =======    ========  ========

                          VESTA INSURANCE GROUP, INC.
                    SCHEDULE IV--REINSURANCE (CONSOLIDATED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

                            GROSS   CEDED TO   ASSUMED            PERCENTAGE OF
                            DIRECT    OTHER   FROM OTHER   NET    AMOUNT ASSUMED
PREMIUMS EARNED             AMOUNT  COMPANIES COMPANIES   AMOUNT      TO NET
---------------            -------- --------- ---------- -------- --------------
1994...................... $106,190 $ 86,805   $240,567  $259,952      92.5%
1995......................  139,910  117,654    359,546   381,802      94.2%
1996......................  161,824  195,202    545,290   511,912     106.5%

                          VESTA INSURANCE GROUP, INC.
          SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)
    FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (DOLLAR AMOUNTS IN
                                   THOUSANDS)

                            BALANCE  ADDITIONS--             BALANCE
                              AT       CHARGED               AT END
                           BEGINNING TO COSTS AND              OF
DESCRIPTION                OF PERIOD   EXPENSES   DEDUCTIONS PERIOD
-----------                --------- ------------ ---------- -------
Allowance for premiums of
collection:
 1994....................      30         74          34        70
 1995....................      70         60          60        70
 1996....................      70        168         168        70

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VESTA INSURANCE GROUP, INC.

                                                 /s/ Robert Y. Huffman
                                          By___________________________________
                                                     Robert Y. Huffman
                                             Its President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
        /s/ R. K. Richey
------------------------------------
            R. K. Richey             Director, Chairman of the
                                      Board                          March 10, 1997
     /s/ Robert Y. Huffman
------------------------------------
         Robert Y. Huffman           Director, President and         March 10, 1997
                                      Chief Executive Officer
                                      (Principal Executive
                                      Officer)
      /s/ Barry A Patrick
------------------------------------
          Barry A. Patrick           Senior Vice President,          March 10, 1997
                                      Administration (Principal
                                      Financial Officer)
     /s/ Mary Beth Heibein
------------------------------------
         Mary Beth Heibein           Controller and Principal        March 10, 1997
                                      Accounting Officer
    /s/ Walter M. Beale, Jr.
------------------------------------
        Walter M. Beale, Jr.         Director                        March 10, 1997
     /s/ Ehney A. Camp, III
------------------------------------
         Ehney A. Camp, III          Director                        March 10, 1997
   /s/ Robert A. Hershbarger
------------------------------------
       Robert A. Hershbarger         Director                        March 10, 1997
     /s/ Clifford F. Palmer
------------------------------------
         Clifford F. Palmer          Director                        March 10, 1997
      /s/ Jarvis W. Palmer
------------------------------------
          Jarvis W. Palmer           Director                        March 10, 1997
    /s/ Norman L. Rosenthal
------------------------------------
        Norman L. Rosenthal          Director                        March 10, 1997
      /s/ Keith A. Tucker
------------------------------------
          Keith A. Tucker            Director                        March 10, 1997