Form 10-Q
period 1997-03-31
VESTA INSURANCE GROUP INC
filed 1997-05-13
CIK 911576

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

      The number of shares outstanding of the registrant's common stock,
                     $.01 par value, as of March 31, 1997
                                  18,587,165

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          VESTA INSURANCE GROUP, INC.

                                     INDEX

 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Consolidated Balance Sheets at March 31, 1997 and
         December 31, 1996.................................................    1
         Consolidated Statements of Operations for the Three
         Months Ended March 31, 1997 and 1996..............................    2
         Consolidated Statements of Cash Flow for the Three
         Months Ended March 31, 1997 and 1996..............................    3
         Notes to Consolidated Financial Statements........................    4
 ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................    5
 PART II OTHER INFORMATION
 Item 1. Legal Proceedings.................................................    9
 Item 2. Changes in Securities.............................................    9
 Item 3. Defaults Upon Senior Securities...................................    9
 Item 4. Submission of Matters to a Vote of Security Holders...............    9
 Item 5. Other Information.................................................    9
 Item 6. Exhibits and Reports on Form 8-K..................................   10

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                          VESTA INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         MARCH 31    DECEMBER 31
                                                           1997         1996
                                                        -----------  -----------
                                                        (UNAUDITED)
Assets:
 Investments:
  Fixed maturities available for sale--at fair value
    (cost: 1997--$298,226;
    1996--$306,026)...................................  $   298,529     308,898
  Equity securities--at fair value: (cost: 1997--
    $3,396; 1996--$4,365).............................        7,615       8,326
  Short-term investments..............................      187,273     105,415
                                                        -----------  ----------
   Total investments..................................      493,417     422,639
 Cash.................................................        9,197       4,637
 Accrued investment income............................        6,274       5,392
 Premiums in course of collection ....................      285,834     259,275
 Reinsurance balances receivable......................      141,505     115,768
 Reinsurance recoverable on paid losses...............       92,110      69,698
 Deferred policy acquisition costs....................       77,526      75,532
 Property and equipment...............................        4,029       3,920
 Other assets.........................................       58,760      49,381
 Goodwill.............................................       15,173       7,339
                                                        -----------  ----------
   Total assets.......................................  $ 1,183,825  $1,013,581
                                                        ===========  ==========
Liabilities:
 Reserves for:
  Losses and loss adjustment expenses.................      261,478     247,224
  Unearned premiums...................................      248,516     228,325
                                                        -----------  ----------
                                                            509,994     475,549
 Accrued income taxes.................................       25,137      21,463
 Reinsurance balances payable.........................       81,745      51,162
 Other liabilities....................................       24,257      26,425
 Short term debt......................................       15,000      22,000
 Long term debt.......................................       98,291      98,279
                                                        -----------  ----------
   Total liabilities..................................      754,424     694,878
Commitments and contingencies
Deferrable Capital Securities.........................      100,000          --
Stockholders' equity
 Preferred stock, 5,000,000 shares authorized, none
  issued..............................................           --          --
 Common stock, $.01 par value, 32,000,000 shares
  authorized,
  issued: 1997--18,970,695 shares; 1996--18,919,939...          190         190
 Additional paid-in capital...........................      161,326     161,037
 Unrealized investment gains, net of applicable taxes.        2,939       4,442
 Retained earnings....................................      178,656     166,795
 Receivable from issuance of restricted stock.........       (3,313)     (3,207)
 Treasury stock.......................................      (10,397)    (10,554)
                                                        -----------  ----------
   Total stockholders' equity.........................      329,401     318,703
                                                        -----------  ----------
   Total liabilities and stockholders' equity.........  $ 1,183,825  $1,013,581
                                                        ===========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED MARCH 31
                                                   ---------------------------
                                                       1997           1996
                                                   -------------  -------------
                                                           (UNAUDITED)
Revenues:
 Net premiums written............................       $131,316  $     152,509
 Increase in unearned premiums...................         (5,696)        (7,373)
                                                   -------------  -------------
 Net premiums earned.............................        125,620        145,136
 Net investment income...........................          6,147          4,946
 Other...........................................            314             44
                                                   -------------  -------------
    Total revenues...............................        132,081        150,126
Expenses:
 Losses incurred.................................         70,545         80,075
 Loss adjustment expenses incurred...............          3,650          3,703
 Policy acquisition expenses.....................         24,810         40,167
 Operating expenses..............................          7,599          5,650
 Premium taxes and fees..........................          2,246          2,370
 Interest on debt................................          2,359          2,470
 Goodwill........................................            305            125
                                                   -------------  -------------
    Total expenses...............................        111,514        134,560
Income before income taxes and deferrable capital
 securities......................................         20,567         15,566
Income taxes.....................................          7,086          5,057
Deferrable capital securities interest, net of
 income tax......................................            923            --
                                                   -------------  -------------
    Net income...................................  $      12,558  $      10,509
                                                   =============  =============
Per share amounts:
    Net income...................................  $         .68  $         .56
                                                   =============  =============

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
                                                              (UNAUDITED)
Operating Activities:
 Net Income.............................................. $  12,558  $  10,509
 Adjustments to reconcile net income to cash provided
  from operations:
  Change in:
   Loss and LAE reserves.................................    14,254     49,583
   Unearned premium reserve..............................    20,191     19,509
   Reinsurance balances payable..........................    30,583     (3,156)
   Accrued income taxes..................................     6,594      4,834
   Other liabilities.....................................    (3,589)    (3,144)
   Premiums in course of collection......................   (26,559)   (52,573)
   Reinsurance balances receivable.......................   (25,738)     4,055
   Reinsurance recoverable on paid losses................   (22,411)   (21,804)
   Other assets..........................................   (20,206)     2,497
  Payables from deferrable capital trust.................     1,421        --
  Policy acquisition costs deferred......................    18,001    (16,110)
  Policy acquisition costs amortized.....................   (19,995)     6,453
  Investment gains.......................................      (282)       --
  Amortization and depreciation..........................       836        900
  Loss on disposition of property, plant and equipment...       (91)       --
                                                          ---------  ---------
   Net cash provided from (used in) operations...........   (14,433)     1,553
Investing Activities:
 Investments sold or matured:
  Fixed maturities available for sale-matured, called....     7,287     10,028
  Equity securities......................................     2,291        --
 Investments acquired:
  Fixed maturities available for sale....................       --      (1,216)
  Equity securities......................................    (1,039)      (902)
 Net decrease in short-term investments..................   (81,859)   (10,727)
 Additions to property, plant and equipment..............      (507)       --
 Dispositions of property, plant and equipment...........       165        --
                                                          ---------  ---------
   Net cash provided used in investing activities........   (73,662)    (2,817)
Financing Activities:
 Repayment of long and short term debt...................    (6,988)       --
 Issuance of deferrable capital securities...............   100,000        --
 Dividends paid..........................................      (697)      (708)
 Capital contributions...................................       340        986
                                                          ---------  ---------
   Net cash provided from financing activities...........    92,655        278
Increase (decrease) in cash..............................     4,560       (986)
Cash at beginning year...................................     4,637      6,833
                                                          ---------  ---------
Cash at end of year...................................... $   9,197  $   5,847
                                                          =========  =========

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

  Basis of Presentation: The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1996 Annual Report. Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders' equity or net income during the period involved.

  Earnings Per Share: Net earnings per share is calculated by dividing net income by weighted average number of common share and common equivalent shares outstanding including the net effect of the restricted stock grants. The weighted average number of common shares and common equivalent shares outstanding for the three month period ended March 31, 1997 and 1996 was 18,581,703 and 18,911,223, respectively.

  Subsequent Event: On April 23, 1997, the Company entered into a stock purchase agreement to acquire all of the issued and outstanding stock of the operating subsidiaries of Anthem Casualty Insurance Group, Inc., each of which are property and casualty insurance companies headquartered in Ohio, for $238.75 million. The transaction is expected to close no later than July 1, 1997. Anthem had $648 million of assets and approximately $217 million of stockholders' equity at December 31, 1996.

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

Comparison of First Quarter 1997 to First Quarter 1996

  Net income increased by $2.1 million, or 20.0%, to $12.6 million for the quarter ended March 31, 1997, from $10.5 million for the quarter ended March 31, 1996. On a per share basis, net income for the first quarter of 1997 was $.68 per share versus net income of $.56 per share for the first quarter of 1996.

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased by $9.4 million, or 4.8%, to $203.8 million for the quarter ended March 31, 1997, from $194.4 million for the quarter ended March 31, 1996, as gross premiums written on reinsurance risks increased by $6.1 million and gross premiums written on primary insurance risks increased by $3.3 million. Net premiums written decreased by $21.2 million, or 13.9%, to $131.3 million for the quarter ended March 31, 1997, from $152.5 million for the quarter ended March 31, 1996.

  Gross premiums written for reinsurance increased by $6.1 million, or 3.9%, to $160.6 million for the quarter ended March 31, 1997, from $154.5 million for the quarter ended March 31, 1996. This growth was attributable to an increase in gross premiums written on pro rata business. The growth in pro-rata reinsurance gross premiums written was due to growth in existing accounts as well as the addition of new accounts in 1997 as compared to 1996. Net premiums written for reinsurance decreased $14.5 million, or 13.8%, to $104.2 million for the quarter ended March 31, 1997, from $118.7 million for the quarter ended March 31, 1996. The decrease in net premiums written was due to a pro-rata reinsurance facility entered into by Vesta Fire Insurance Corporation ("Vesta Fire") in the third quarter of 1996 to provide capital flexibility to take advantage of growth opportunities.

  Gross premiums written for primary insurance increased by $3.3 million, or 8.3%, to $43.2 million for the quarter ended March 31, 1997, from $39.9 million for the quarter ended March 31, 1996 due principally to a $3.4 million increase in personal lines products. Gross premiums written for personal lines products increased 12.8%, to $30.1 million for the quarter ended March 31, 1997, compared to $26.7 million for the quarter ended March 31, 1996. The growth was primarily attributable to a $2.3 million increase in financial services lines premiums. Gross premiums on commercial lines decreased .8%, from $13.2 million for the quarter ended March 31, 1996 to $13.1 million for the quarter ended March 31, 1997.

  Net premiums written for primary insurance decreased by $6.7 million, or 19.9%, to $27.1 million for the quarter ended March 31, 1997, from $33.8 million for the quarter ended March 31, 1996. The decrease in net premiums written was due to a pro-rata reinsurance facility entered into by Vesta Fire.

  Net premiums earned decreased by $19.5 million, or 13.4%, to $125.6 million for the quarter ended March 31, 1997, from $145.1 million for the quarter ended March 31, 1996. The decrease in earned premiums is primarily attributable to the pro-rata reinsurance facility entered into by Vesta Fire.

  Net Investment Income. Net investment income increased by $1.2 million, or 24.5%, to $6.1 million for the quarter ended March 31, 1997, from $4.9 million for the quarter ended March 31, 1996. The weighted average yield on invested assets (excluding realized and unrealized gains) was 5.62% for the quarter ended March 31, 1997, compared with 5.56% for the quarter ended March 31, 1996. The increase in net investment income is primarily attributable to the increase in average invested assets relating to the receipt of proceeds from the sale by the Company of $100 million of its 8.525% Deferrable Capital Securities due 2027.

  Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses ("LAE") decreased by $9.6 million, or 11.5%, to $74.2 million for the quarter ended March 31, 1997, from $83.8 million for the quarter ended March 31, 1996. The decrease in loss and LAE was due principally to the pro-rata reinsurance facility entered into by Vesta Fire. The loss and LAE ratio for the quarter ended March 31, 1997 was 59.1% as compared to 57.7% for the quarter ended March 31, 1996.

  Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses decreased by $13.5 million, or 28.0%, to $34.7 million for the quarter ended March 31, 1997, from $48.2 million for the quarter ended March 31, 1996. The decrease in policy acquisition and other underwriting expenses is primarily the result of the pro-rata reinsurance facility entered into by Vesta Fire. The underwriting expense ratio for the quarter ended March 31, 1997, was 27.6%, as compared to 33.2% for the quarter ended March 31, 1996.

  Federal Income Taxes. Federal income taxes increased by $1.5 million, or 29.4%, to $6.6 million for the quarter ended March 31, 1997. The effective rate on pre-tax income increased from 32.5% to 34.4% for the quarter ended March 31, 1997. This increase was due primarily to a smaller portion of income from tax free municipal bonds in 1997 versus 1996.

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

  On January 31, 1997, Vesta Capital Trust I, a Delaware business trust controlled by the Company, sold $100 million of its 8.525% Deferrable Capital Securities. These securities have a 30 year maturity and are not redeemable except in certain limited circumstances. These securities were sold in a private placement transaction to qualified institutional buyers under Rule 144A and were not registered under the Securities Act of 1933. A portion of the proceeds from the sale of these securities were used to repay indebtedness under the Company's existing lines of credit and the remainder will be used for general corporate purposes.

  During the first quarter of 1997, the Company paid approximately $0.7 million in dividends on its common stock, and it is expected that the Company will pay approximately $2.8 million for all of 1997. The Company is also required to make semi-annual interest payments of $4.4 million on its $100 million of 8.75% Senior Debentures due 2025 and $4.25 million on its $100 million of 8.525% Deferrable Capital Securities due 2027.

  The principal sources of funds for the Company's insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. In order to provide further liquidity, the Company increased its $100 million line of credit to $200 million effective April 8, 1997. To date, the Company has borrowed $15 million under this line of credit for general corporate purposes. The Credit Agreement relating to this line of credit contains certain covenants that require, among other things, the Company to maintain a certain consolidated net worth, maintain a certain amount of investment income available for the payment of interest expense, cause each insurance subsidiary to maintain a certain total adjusted capital and which limit the amount of indebtedness the Company can have. The Company is in compliance with each of these covenants.

  On a consolidated basis, net cash provided from (used in) operations for the quarters ended March 31, 1997 and 1996, was $(14.4) million and $1.6 million, respectively. Net cash provided from operations in 1996 was due principally to the large increase in premiums written. Cash flow during the first quarter of 1997 was adversely affected by the settlement of various reinsurance unearned premium portfolio transfers.

  Total assets of the Company increased by 20.0% to $1.2 billion in 1997, from $1.0 billion in 1996. Cash and invested assets were $502.6 million at March 31, 1997, increasing 17.6% from December 31, 1996.

  As of March 31, 1997, the Company's investment portfolio consisted of cash and short-term investments (39.1%), U.S. Government securities (7.3%), mortgage-backed securities (1.4%), corporate bonds (19.8%), foreign government securities (.4%), municipal bonds (30.5%) and equity securities (1.5%). According to Moody's, 97.5% of the Company's portfolio is rated A or better. The Company expects current cash flow to be sufficient to meet operating needs, although invested assets have been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs.

  On April 23, 1997, the Company entered into a stock purchase agreement to acquire all of the issued and outstanding stock of the operating subsidiaries of Anthem Casualty Group, Inc. (Anthem), each of which are property and casualty insurance companies headquartered in Ohio, for $238.75 million. The transaction is expected to close no later than July 1, 1997. Anthem had $648 million of assets and approximately $217 million of stockholders' equity at December 31, 1996. The Company will fund the payment of the purchase price for this acquisition with available cash on hand, cash available from its insurance subsidiaries and with funds available under its line of credit. Following the acquisition, the Company will continue to have sufficient liquidity to fund operations.

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

  None.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                           ITEM 5. OTHER INFORMATION

  None.

                                 EXHIBITS INDEX

  Exhibit
    No.                              Description
  -------                            -----------
  3.1      Restated Certificate of Incorporation of the Company, dated
           September 1, 1993 (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-
           68114) of Vesta Insurance Group, Inc., filed on October 18,
           1993 and incorporated herein by reference (File No. 1-12338)).
  3.2      By-Laws of the Company (Amended and Restated as of October 1,
           1993) (filed as an exhibit to Amendment No. 1 to the Registra-
           tion Statement on Form S-1 (Registration No. 33-68114) of
           Vesta Insurance Group, Inc., filed on October 18, 1993 and in-
           corporated herein by reference (File No. 1-12338)).
  4.1      Indenture between the Company and Southtrust Bank of Alabama,
           National Association, dated as of July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended December
           31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)).
  4.2      Supplemental Indebenture between the Company and Southtrust
           Bank of Alabama, National Association, dated July 19, 1995
           (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorpo-
           rated herein by reference (File No. 1-12338)).
  4.3      Indenture dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina, as trustee.
  4.4      Amended and Restated Declaration of Trust, dated as of January
           31, 1997, of Vesta Capital Trust I.
  4.5      Capital Securities Guarantee Agreement, dated as of January
           31, 1997, between the Company and First Union National Bank of
           North Carolina, as trustee.
 10.1      Separation and Public Offering Agreement between Torchmark
           Corporation and the Company dated September 13, 1993 (filed as an exhibit to the Company's Form 10-K for the year ended De-
           cember 31, 1993, filed on March 28, 1994 and incorporated
           herein by reference (File No. 1-2338)).
 10.2      Marketing and Administrative Services Agreement between Lib-
           erty National Fire Insurance Company, Liberty National Insur-
           ance Corporation and Liberty National Life Insurance Company dated September 13, 1993 (filed as an exhibit to the Company's
           Form 10-K for the year ended December 31, 1993, filed on March
           28, 1994 and incorporated herein by reference (File No. 1-
           2338)).
 10.3      Investment Services Agreement between Waddell & Reed Asset
           Management Company and the Company (filed as an exhibit to
           Amendment No. 1 to the Registration Statement on Form S-1
           (Registration No. 33-68114) of Vesta Insurance Group, Inc.,
           filed on October 18, 1993 and incorporated herein by reference
           (File No. 1-12338)) dated September 13, 1993.
 10.5      Management Agreement between J. Gordon Gaines, Inc., Liberty
           National Fire Insurance Company, Sheffield Insurance Corpora-
           tion, Liberty National Insurance Corporation and Vesta Insur-
           ance Corporation dated November 15, 1994 (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
           1993, filed on March 28, 1994 and incorporated herein by ref-
           erence (File No. 1-2338)).
 10.6      Form of Restricted Stock Agreement (filed as an exhibit to the
           Registration Statement on Form S-1 (Registration No. 33-68114)
           of Vesta Insurance Group, Inc., filed on August 31, 1993 and incorporated herein by reference (File No. 1-12338)).
 10.7*     The Company's Long Term Incentive Plan as amended effective as of May 16, 1995 (filed as an exhibit to the Company's Form 10Q for the quarter ended June 30, 1995, filed on August 14, 1995 and incorporated herein by reference (File No. 1-12338)).

  Exhibit
    No.                              Description
  -------                            -----------
 10.8*     Form of Non-Qualified Stock Option Agreement entered into by and between the Company and certain of its executive officers and directors (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)).
 10.9*     Cash Bonus Plan of the Company (filed as an exhibit to the
           Company's Form 10-K for the year ended December 31, 1993,
           filed on March 28, 1994 and incorporated herein by reference
           (File No. 1-2338)).
 10.10*    J. Gordon Gaines, Inc. Post Retirement Benefits Plan (filed as an exhibit to the Company's Form 10-K for the year ended De-
           cember 31, 1994, filed on March 29, 1995 and incorporated
           herein by reference (File No. 1-12338)).
 10.11*    J. Gordon Gaines, Inc. Retirement Savings Plan (filed as an exhibit to the Company's Form 10-K for the year ended December
           31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-12338)).
 10.12*    The Company's Non-Employee Director Stock Plan (filed as an exhibit to the Company's
           10-Q for the quarter ended June 30, 1995, filed on August 14,
           1995 and incorporated herein by reference (File No. 1-12338)).
 10.13     Office Lease between the Company and Torchmark Development
           Corporation, dated as of April 20, 1992 (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
           1993, filed on March 28, 1994 and incorporated herein by ref-
           erence (File No. 1-12338)).
 10.14     Agency Agreement between Liberty National Fire Insurance Com-
           pany, Vesta Insurance Corporation, Sheffield Insurance Corpo-
           ration, and Overby-Seawell Company (filed as an exhibit to
           Amendment No. 1 to the Registration Statement on Form S-1
           (Registration No. 33-68114) of Vesta Insurance Group, Inc.,
           filed on October 18, 1993 and incorporated herein by reference
           (File No. 1-12338)).
 10.15     Commercial/Personal Property Risk Excess Reinsurance Con-
           tracts, dated July 1, 1993,
           constituting the Company's Direct Per Risk Treaty Program, be-
           tween Vesta Fire Insurance Corporation, Sheffield Insurance
           Corporation, Vesta Insurance Corporation, Vesta Lloyds Insur-
           ance Company and various reinsurers (filed as an exhibit to
           Amendment No. 1 to the Registration Statement on Form S-1
           (Registration No. 33-68114) of Vesta Insurance Group, Inc.,
           filed on October 18, 1993 and incorporated herein by reference
           (File No. 1-12338)) Renewed July 1, 1996.
 10.16     Catastrophe Reinsurance Contracts, dated July 1, 1995, consti-
           tuting the Company's Direct Property Catastrophe Program, be-
           tween Vesta Fire Insurance Corporation, Vesta Insurance Corpo-
           ration, Sheffield Insurance Corporation, Vesta Lloyds Insur-
           ance Company and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference
           (File No. 1-12338)). Renewed July 1, 1996.
 10.17     Specific Regional Castastrophe Excess Contracts, dated January
           1, 1996, constituting the Company's Regional Property Catas-
           trophe Program, between Vesta Fire Insurance Corporation and various reinsurers (filed as an exhibit to the Company's Form
           10-K for the year ended December 31, 1995, filed on March 28,
           1996 and incorporated herein by reference (File No. 1-12338)).
           Renewed January 1, 1997.
 10.18     Casualty Excess of Loss Reinsurance Agreements, dated January
           1, 1994, constituting the Company's Casualty Excess of Loss
           Reinsurance Program, between Vesta Fire Insurance Corporation,
           Vesta Insurance Corporation, Sheffield Insurance Corporation,
           Vesta Lloyds Insurance Company and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended
           December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-12338)). Renewed January 1,
           1997.


  Exhibit
    No.                              Description
  -------                            -----------
 10.19     Amendment to Catastrophe Reinsurance Contracts, dated July 1,
           1995, constituting the Company's Direct Property Catastrophe
           Program, between Vesta Fire Insurance Corporation, Vesta In-
           surance Corporation, Sheffield Insurance Corporation, Vesta
           Lloyds Insurance Company, Hawaiian Insurance & Guaranty Compa-
           ny, Limited and various reinsurers. (Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30,
           1995, filed on November 14, 1995 and incorporated herein by reference (File No. 1-12338)).
 10.20     Amendment to Catastrophe Reinsurance Contracts, dated January
           1, 1996, constituting the Company's Direct Property Catastro-
           phe Program, between Vesta Fire Insurance Corporation, Vesta
           Insurance Corporation, Sheffield Insurance Corporation, Vesta
           Lloyds Insurance Company, Hawaiian Insurance & Guaranty Compa-
           ny, Limited and various reinsurers (filed as an exhibit to the
           Company's Form 10-K for the year ended December 31, 1995,
           filed on March 28, 1996 and incorporated herein by reference
           (File No. 1-12338)). Renewed January 1, 1997.
 10.21     Amended and Restated Credit Agreement between Vesta Insurance
           Group, Inc. and Southtrust Bank of Alabama, N.A., ABN Amro
           Bank B.V., Bank of Tokyo-Mitsubishi Trust Company, The First
           National Bank of Chicago, Wachovia Bank of Georgia, N.A. and
           First Union National Bank of North Carolina (as agent), dated
           April 8, 1997.
 10.22     Quota Share Reinsurance Contract, effective July 1, 1996, cov-
           ering all lines of business written by Vesta Fire Insurance
           Corporation, Sheffield Insurance Corporation, Vesta Insurance
           Corporation, Vesta Lloyds Insurance Company, The Hawaiian In-
           surance and Guaranty Company, Ltd. and various reinsurers
           (filed as an exhibit to the Company's Form 10-Q for the quar-
           ter ended September 30, 1996, filed on November 14, 1996 and incorporated herein by reference (File No. 1-12338)).
 10.23     Stock Purchase Agreement between Anthem Casualty Insurance
           Group, Inc., and Vesta Insurance Group, Inc., dated April 23,
           1997.

--------
*These are the Company's compensatory plans.


B) REPORTS ON FORM 8-K.

  None.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        VESTA INSURANCE GROUP, INC.

Date: May 13, 1997                                /s/ Mary Beth Heibein
                                        _______________________________________
                                                   Mary Beth Heibein
                                               Controller and Principal
                                                  Accounting Officer