Form 10-Q
period 1997-06-30
VESTA INSURANCE GROUP INC
filed 1997-08-13
CIK 911576

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________TO _______________________

                        COMMISSION FILE NUMBER 1-12338

                          VESTA INSURANCE GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              63-1097283
    (STATE OF OTHER JURISDICTLON OF     (I.R.S. EMPLOYER IDENTLFLCATLON NO.)
    INCORPORATION OR ORGANIZATION)

   3760 RIVER RUN DRIVE BIRMINGHAM,                     35243
                ALABAMA                              (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (205) 970-7000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                NOT APPLICABLE
  (FORMER NAME, FORMER ADDRESS AND FORMER FIACAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes ~^[_] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      The number of shares outstanding of the registrant's common stock,
                      $.01 par value, as of June 30, 1997
                                  18,634,865

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          VESTA INSURANCE GROUP, INC.

                                     INDEX

 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Consolidated Balance Sheets at June 30, 1997 and
         December 31, 1996.................................................    1
         Consolidated Statements of Operations for the Three
         Months and Six Months Ended June 30, 1997 and 1996................    2
         Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 1997 and 1996...............................    3
         Notes to Consolidated Financial Statements........................    4
 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................    5
 PART II OTHER INFORMATION
 Item 1. Legal Proceedings.................................................   10
 Item 2. Changes in Securities.............................................   10
 Item 3. Defaults Upon Senior Securities...................................   10
 Item 4. Submission of Matters to a Vote of Security Holders...............   10
 Item 5. Other Information.................................................   11
 Item 6. Exhibits and Reports on Form 8-K..................................   12

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                          VESTA INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        JUNE 30,    DECEMBER 31,
                                                          1997          1996
                                                       -----------  ------------
                                                       (UNAUDITED)
Assets:
 Investments:
  Fixed maturities available for sale--at fair value
   (cost: 1997--$260,516;
   1996--$306,026).................................... $  262,808    $  308,898
  Equity securities--at fair value: (cost: 1997--
   $3,805; 1996--$4,365)..............................      9,108         8,326
  Short-term investments..............................    247,094       105,415
                                                       ----------    ----------
   Total investments..................................    519,010       422,639
 Cash.................................................      3,618         4,637
 Accrued investment income ...........................      5,323         5,392
 Premiums in course of collection.....................    293,288       259,275
 Reinsurance balances receivable......................    155,354       115,768
 Reinsurance recoverable on paid losses...............     94,586        69,698
 Deferred policy acquisition costs....................     71,121        75,532
 Property and equipment...............................      4,056         3,920
 Other assets.........................................     51,475        49,381
 Goodwill.............................................     14,841         7,339
                                                       ----------    ----------
   Total assets....................................... $1,212,672    $1,013,581
                                                       ==========    ==========
Liabilities:
 Reserves for:
  Losses and loss adjustment expenses................. $  270,195    $  247,224
  Unearned premiums...................................    243,844       228,325
                                                       ----------    ----------
                                                          514,039       475,549
 Accrued income taxes.................................     24,481        21,463
 Reinsurance balances payable.........................     95,527        51,162
 Other liabilities....................................     33,319        26,425
 Short term debt......................................        --         22,000
 Long term debt.......................................     98,302        98,279
                                                       ----------    ----------
   Total liabilities..................................    765,668       694,878
Commitments and contingencies
Deferrable Capital Securities.........................    100,000           --
Stockholders' equity
 Preferred stock, 5,000,000 shares authorized, none
  issued..............................................        --            --
 Common stock, $.01 par value, 32,000,000 shares
  authorized,
  issued: 1997--18,970,675 shares; 1996--18,966,817...        190           190
 Additional paid-in capital...........................    161,166       161,037
 Unrealized investment gains, net of applicable taxes.      4,937         4,442
 Retained eamings.....................................    193,047       166,795
 Receivable from issuance of restricted stock.........     (3,120)       (3,207)
 Treasury stock.......................................     (9,216)      (10,554)
                                                       ----------    ----------
   Total stockholders' equity.........................    347,004       318,703
                                                       ----------    ----------
   Total liabilities and stockholders' equity......... $1,212,672    $1,013,581
                                                       ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                           THREE MONTHS     SIX MONTHS ENDED
                                           ENDED JUNE 30         JUNE 30
                                         ------------------ ------------------
                                           1997      1996     1997      1996
                                         --------  -------- --------  --------
                                                     (UNAUDITED)
Revenues:
 Net premiums written................... $137,186  $165,494 $268,502  $318,003
 Increase in unearned premiums..........   (3,469)    1,641   (9,165)   (5,732)
                                         --------  -------- --------  --------
 Net premiums earned....................  133,717   167,135  259,337   312,271
 Net investment income..................    7,178     6,057   13,325    11,003
 Other, including realized gains and
  losses................................      (78)       41      236        85
                                         --------  -------- --------  --------
   Total revenues.......................  140,817   173,233  272,898   323,359
Expenses:
 Losses incurred........................   57,682    95,709  128,227   175,784
 Loss adjustment expenses incurred......    7,058     3,517   10,708     7,220
 Policy acquisition expenses............   39,937    41,204   64,747    81,371
 Operating expenses.....................    6,975     6,273   14,574    11,923
 Premium taxes and fees.................    1,021     1,047    3,267     3,417
 Interest on debt.......................    2,249     2,520    4,608     4,990
 Goodwill...............................      362       129      667       254
                                         --------  -------- --------  --------
   Total expenses.......................  115,284   150,399  226,798   284,959
Income before income taxes and
 deferrable capital securities..........   25,533    22,834   46,100    38,400
Income taxes............................    9,059     7,693   16,145    12,750
Deferrable capital securities interest,
 net of income tax......................    1,386       --     2,309       --
                                         --------  -------- --------  --------
   Net income........................... $ 15,088  $ 15,141 $ 27,646  $ 25,650
                                         ========  ======== ========  ========
Per share amounts:
   Net income........................... $    .81  $    .80 $   1.49  $   1.36
                                         ========  ======== ========  ========

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                    SIX MONTHS ENDED JUNE 30
                                                    ------------------------
                                                        1997          1996
                                                    ------------  ------------
                                                           (UNAUDITED)
Operating Activities:
 Net income........................................     $ 27,646  $     25,650
 Adjustments to reconcile net income to cash
  provided from operations:
  Change in:
   Loss and LAE reserves...........................       22,971         8,316
   Unearned premium reserve........................       15,519         7,052
   Reinsurance balances payable....................       44,365        (3,057)
   Accrued income taxes............................        4,862         1,597
   Other liabilities...............................        6,895        12,899
   Premiums in course of collection................      (34,013)      (13,985)
   Reinsurance balances receivable.................      (39,586)       15,286
   Reinsurance recoverable on paid losses..........      (24,887)      (10,849)
   Other assets....................................      (11,639)        3,762
  Policy acquisition costs deferred................      (30,577)      (27,146)
  Policy acquisition costs amortized...............       34,987        25,211
  Amortization and depreciation....................        1,600         1,804
  Investment (gains) losses........................         (107)            2
  Gain (Loss) on disposition of property, plant and
   equipment.......................................         (118)          (40)
                                                    ------------  ------------
   Net cash provided from operations...............       17,918        46,502
Investing Activities:
 Investments sold or matured:
 Fixed maturities available for sale-matured,
  called...........................................       48,614        14,926
 Equity securities.................................        2,291           --
Investments acquired:
 Fixed maturities available for sale...............          --         (1,216)
 Equity securities.................................       (5,669)       (3,770)
Net increase in short-term investments.............     (141,679)      (59,325)
Additions to property, plant and equipment.........         (884)         (444)
Dispositions of property, plant and equipment......          208           130
                                                    ------------  ------------
  Net cash used in investing activities............      (97,119)      (49,699)
Financing Activities:
 Issuance of deferrable capital securities.........      100,000           --
 Repayment of long and short term debt.............      (21,977)           42
 Dividends paid....................................       (1,394)       (1,417)
 Capital contributions from exercising options.....        1,553         1,030
                                                    ------------  ------------
  Net cash provided from (used in) financing activ-
   ities...........................................       78,182          (345)
Decrease in cash...................................       (1,019)       (3,542)
Cash at beginning year.............................        4,637         6,833
                                                    ------------  ------------
Cash at end of year................................ $      3,618  $      3,291
                                                    ============  ============

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

  Basis of Presentation: The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1996 Annual Report. Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassif~cations have no effect on previously reported stockholders' equity or net income during the period involved.

  Earnings Per Share: Net earnings per share is calculated by dividing net income by weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the six month period ended June 30, 1997 and 1996 was 18,590,852 and 18,915,581, respectively. The weighted average number of common shares outstanding for the three month period ended June 30, 1997 and 1996 was 18,599,900 and 18,919,939, respectively.

  Subsequent Event: After the close of business on June 30, 1997, the Company completed its acquisiiton of all of the issued and outstanding stock of the operating subsidiaries of Anthem Casualty Insurance Group, Inc., each of which are property and casualty insurance companies headquartered in Ohio, for $238.75 million. The acquired subsidiaries had $648 million of assets and approximately $217 million of stockholders' equity at December 31, 1996.

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

Comparison of Second Quarter 1997 to Second Quarter 1996

  Net income for the quarter ended June 30, 1997 was $15.1 million which was approximately the same as the $15.1 million for the quarter ended June 30, 1996. On a per share basis, net income for the second quarter of 1997 was $.81 per share versus net income of $.80 per share for the second quarter of 1996.

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased by $17.4 million, or 9.4%, to $203.0 million for the quarter ended June 30, 1997, from $185.6 million for the quarter ended June 30, 1996, as gross premiums written on reinsurance risks decreased by $5.6 million and gross premiums written on primary insurance risks increased by $23.0 million. Net premiums written decreased by $28.3 million, or 17.1%, to $137.2 million for the quarter ended June 30, 1997, from $165.5 million for the quarter ended June 30, 1996.

  Gross premiums written for reinsurance decreased by $5.6 million, or 3.7%, to $144.5 million for the quarter ended June 30, 1997, from $150.1 million for the quarter ended June 30, 1996. Net premiums written for reinsurance decreased $42.4 million, or 29.6%, to $101.0 million for the quarter ended June 30, 1997, from $143.4 million for the quarter ended June 30, 1996. The decrease in net premiums written was due to a pro-rata reinsurance facility entered into by Vesta Fire Insurance Corporation ("Vesta Fire") in the third quarter of 1996 to provide capital flexibility to take advantage of growth opportunities.

  Gross premiums written for primary insurance increased by $23.1 million, or 65.1%, to $58.6 million for the quarter ended June 30, 1997, from $35.5 million for the quarter ended June 30, 1996. Gross premiums written for personal products increased 76.0%, to $44.1 million for the quarter ended June 30, 1997, compared to $25.2 million for the quarter ended June 30, 1996. The growth was primarily attributable to the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual Insurance Company (formerly Ranger County Mutual Insurance Company). Gross premiums on commercial lines increased 38.3%, from $10.3 million for the quarter ended June 30, 1996 to $14.2 million for the quarter ended June 30, 1997.

  Net premiums written for primary insurance increased by $14.1 million, or 63.8%, to $36.2 million for the quarter ended June 30, 1997, from $22.1 million for the quarter ended June 30, 1996. The increase in net premiums written was primarily attributable to the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual Insurance Company.

  Net premiums earned decreased by $33.4 million, or 20.0%, to $133.7 million for the quarter ended June 30, 1997, from $167.1 million for the quarter ended June 30, 1996. Net premiums earned for reinsurance decreased $33.4 million from $141.0 million for the second quarter of 1996 to $107.6 million for the second quarter of 1997. This decrease is primarily due to the pro rata reinsurance facility entered into by Vesta Fire. Net premiums earned for primary insurance risks remained constant with $26.1 million recorded in both the second quarter of 1996 and 1997.

  Net Investment Income. Net investment income increased by $1.1 million, or 19.7%, to $7.2 million for the quarter ended June 30, 1997, from $6.1 million for the quarter ended June 30, 1996. The weighted average yield on invested assets (excluding realized and unrealized gains) was 5.5% for the quarter ended June 30, 1997, compared with 5.6% for the quarter ended June 30, 1996. The increase in net investment income is primarily attributable to the increase in average invested assets relating to the receipt of proceeds from the sale by the Company of $100 million of the 8.525% Capital Securities due 2027 issued by Vesta Capital Trust I, all of the common securities of which are held by Vesta and cash flow from operations.

  Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses ("LAE") decreased by $34.5 million, or 34.8%, to $64.7 million for the quarter ended June 30, 1997, from $99.2 million for the quarter ended June 30, 1996. The decrease in loss and LAE was due principally to the pro-rata reinsurance facility entered into by Vesta Fire and a reduction in catastrophe losses incurred during the quarter ended June 30, 1997 compared to June 30, 1996. The loss and LAE ratio for the quarter ended June 30, 1997 was 48.4% as compared to 59.4% for the quarter ended June 30, 1996.

  Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses decreased by $.6 million, or 1.2%, to $47.9 million for the quarter ended June 30, 1997, from $48.5 million for the quarter ended June 30, 1996. The underwriting expense ratio for the quarter ended June 30, 1997, was 35.8%, as compared to 29.0% for the quarter ended June 30, 1996. The increase in the underwriting expense ratio resulted principally from higher reinsurance contingent commissions due to favorable loss experience during the quarter.

  Federal Income Taxes. Federal income taxes increased by $1.4 million, or 18.2%, to $9.1 million for the quarter ended June 30, 1997. This increase was due primarily to a smaller portion of income from tax free municipal bonds in 1997 versus 1996.

 Comparison of Six Months Ended June 30, 1997 with Six Months Ended June 30,
1996

  The first six months of 1997 resulted in net income of $27.6 million, an increase of $1.9 million from the $25.7 million reported for the same period in 1996. On a per share basis, net income for the first six months of 1997 was $1.49 per share.

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased by $26.9 million, or 7.1%, to $406.9 million for the six month period ended June 30, 1997, from $380.0 million for the six month period ended June 30, 1996, as gross premiums written on reinsurance risks increased by $0.5 million and gross premiums written on primary insurance risks increased by $26.4 million. Net premiums written decreased by $49.5 million, or 15.6%, to $268.5 million for the six month period ended June 30, 1997, from $318.0 million for the six month period June 30, 1996. The decrease in net premiums written was primarily due to the pro-rata reinsurance facility entered into by Vesta Fire on July 1, 1996.

  Gross premiums written for reinsurance increased by $0.5 million, or 0.1%, to $305.1 million for the first six months of 1997, from $304.6 million for the first six months of 1996. This increase was primarily attributable to growth in existing business. Net premiums written for reinsurance decreased by $56.8 million, or 21.2%, to $205.3 million for the first six months of 1997, from $262.1 million for the first six months of 1996 due to the pro rata reinsurance facility entered into by Vesta Fire on July 1, 1996.

   Gross premiums written for primary insurance increased by $26.4 million, or 35.0%, to 101.8 million for the six month period ended June 30, 1997, from $75.4 million for the six month period ended June 30, 1996, due principally to a $22.5 million increase in personal lines premiums. Gross premiums written for personal products increased 43.3%, to $74.5 million for the quarter ended June 30, 1997, compared to $52.0 million for the quarter ended June 30, 1996. The growth was primarily attributable to the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual Insurance Company. Gross premiums on commercial lines increased by 16.6%, from $23.4 million for the six month period ended June 30, 1996 to $27.3 million for the six month period ended June 30, 1997. Net premiums written for primary insurance increased by $7.3 million, or 13.1%, to $63.2 million for the six month period ended June 30, 1997, from $55.9 million for the six month period ended June 30, 1996. The increase was principally due to the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual Insurance Company.

  Net premiums earned decreased by $52.9 million, or 17%, to $259.3 million for the six month period ended June 30, 1997, from $312.3 million for the six month period ended June 30, 1996, as net premiums earned on reinsurance risks decreased $51.9 million and net premiums earned on primary insurance risks decreased $1.0 million. The decrease is primarily attributable to the pro rata reinsurance facility entered into by Vesta Fire on July 1, 1996.

  Net Investment Income. Net investment income increased by $2.3 million, or 17.4%, to $13.3 million for the first six months of 1997, from $11.0 million for the first six months of 1996. The weighted average pre-tax yield on invested assets (excluding realized and unrealized gains) was 5.6% for the six month period ended June 30, 1996, compared with 5.6% for the six month period ended June 30, 1997. The increase in net investment income is primarily attributable to the increase in average invested assets relating to the receipt of proceeds from the sale by the Company of $100 million of the 8.525% Capital Securities due 2027 issued by Vesta Capital Trust I and cash flow from operations.

  Loss and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses ("LAE") decreased $44.1 million, or 24.1%, to $138.9 million at June 30, 1997 from $183.0 million at June 30, 1996 primarily due to the pro rata reinsurance facility entered into by Vesta Fire on July 1, 1996. The loss and LAE ratio for the six month period ended June 30, 1997 was 53.6% as compared to 58.6% at June 30, 1996. During the first six months of 1997, the Company incurred catastrophe losses of approximately $2.8 million as compared to $9.9 million during the first six months of 1996.

  Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses decreased by $14.1 million, or 14.6%, to $82.6 million for the six months ended June 30, 1997, from $96.7 million for the six months ended June 30, 1996. The underwriting expense ratio for the six months ended June 30, 1997 was 31.8%, as compared to 31.0 % for the six months ended June 30, 1996.

  Federal Income Taxes. Federal income taxes increased by $3.4 million, or 26.6%, to $16.1 million for the six month period ended June 30, 1997. The effective rate on pre-tax income increased from 33.2% for the first six months of 1996 to 35.0% for the first six months of 1997. This increase was due primarily to a smaller portion of income from tax free municipal bonds in 1997 versus 1996.

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

  During the first six month period of 1997, the Company paid approximately $1.4 million in dividends on its common stock, and it is expected that the Company will pay approximately $2.8 million for all of 1997. The Company is also required to make semi-annual interest payments of $4.4 million on its $100 million of 8.75% Senior Debentures due 2025 and $4.25 million on the $100 million of 8.525% Capital Securities due 2027 issued by Vesta Capital Trust I.

  The principal sources of funds for the Company's insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. In order to provide further liquidity, the Company increased its $100 million line of credit to $200 million effective April 8, 1997. As of the Balance Sheet date, the Company has borrowed $0 million under this line of credit for general corporate purposes. The Credit Agreement relating to this line of credit contains certain covenants that require, among other things, the Company to maintain a certain consolidated net worth, maintain a certain amount of investment income available for the payment of interest expense, cause each insurance subsidiary to maintain a certain total adjusted capital and which limit the amount of indebtedness the Company can have. The Company is in compliance with these covenants.

  On a consolidated basis, net cash provided from operations for the six month period ended June 30, 1997 and 1996 was $17.9 million and $46.5 million, respectively.

  Total assets of the Company increased by 19.6% to $1,212.7 million in 1997, from $1,013.6 million in 1996. Cash and invested assets were $522.6 million at June 30, 1997, increasing 13.0% from December 31, 1996.

  As of June 30, 1997, the Company's investment portfolio consisted of cash and short-term investments (48.7%), U.S. Government securities (6.3%), mortgage-backed securities (1.4%), corporate bonds (16.9%), municipal bonds (26.0%) and equity securities (0.7%). According to Moody's rating, 97.2% of the Company's portfolio is rated A or better. The Company expects current cash flow to be sufficient to meet operating needs, although, a certain amount of invested assets has been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs. Beginning in June of each year, the Company begins to increase its holdings of cash and short-term investments. This practice facilitates the Company's ability to meet its higher short-term cash needs during the hurricane season.

  After the close of business on June 30, 1997, the Company completed its acquisition of the issued and outstanding stock of the operating subsidiaries of Anthem Casualty Group, Inc. ("Anthem"), each of which are property and casualty insurance companies headquartered in Ohio, for $238.75 million.) The acquired subsidiaries had $648 million of assets and approximately $217 million of stockholders' equity at December 31, 1996. The Company funded the payment of the purchase price for this acquisition with available cash on hand, short term investments, cash available from its insurance subsidiaries and with funds available under its line of credit. To date, the Company has borrowed $142 million under its line of credit. The Company does not believe that the payment of the purchase price as described above will have an adverse impact on the Company's liquidity.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K. If any of these assumptions or opinion prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

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

                         ITEM 2. CHANGES IN SECURITIES

  None.

                    ITEM 3. DEFAULTS UPON SENLOR SECURITIES

  None.

          ITEM 4. SUBMISSLON OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the annual meeting of stockholders held May 20, 1997, the following matters were submitted to a vote of stockholders. (Shares Eligible to Vote 18,587,165; Shares Voted 16,707,700)

  1. Election of Directors

  Messrs. Walter M. Beale, Jr., Robert A. Hershbarger, and Keith A. Tucker were elected to additional three year terms on the Board of Directors.

                                                                FOR     WLTHHELD
                                                             ---------- --------
   Beale.................................................... 16,481,414 226,286
   Hershbarger.............................................. 16,570,794 136,906
   Tucker................................................... 16,491,794 225,906

  Messrs. Ehney A. Camp, III, Robert Y. Huffman, Clifford F. Palmer, Jarvis W. Palmer, R. K. Richey, and Norman L. Rosenthal continue to serve on the Board of Directors.

  2. Election of Auditors

  KPMG Peat Marwick was appointed as the principal independent auditor of the Company and its subsidiaries for the year ending December 31, 1997.

                                                         FOR     AGAINST ABSTAIN
                                                      ---------- ------- -------
   KPMG Peat Marwick................................. 16,697,367  2,764   7,569

                           ITEM 5. OTHER INFORMATLON

  None.

                                 EXHIBITS INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
 3.1     Restated Certificate of Incorporation of the Company, dated September
         1, 1993 (filed as an exhibit to Amendment No. 1 to the Registration
         Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance
         Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338)).
 3.2     By-Laws of the Company (Amended and Restated as of October 1, 1993)
         (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group,
         Inc., filed on October 18, 1993 and incorporated herein by reference
         (File No. 1-12338)).
 4.1     Indenture between the Company and Southtrust Bank of Alabama, National
         Association, dated as of July 19, 1995 fled as an exhibit to the
         Company's Form 10-K for the year ended December 31, 1995, filed on
         March 28, 1996 and incorporated herein by reference (File No. 1-
         12338)).
 4.2     Supplemental Indebenture between the Company and Southtrust Bank of
         Alabama, National Association, dated July 19, 1995 (filed as an exhibit to the Company~'s Form 10-K for the year ended December 31,
         1995, filed on March 28, 1996 and incorporated herein by reference
         (File No. 1-12338)).
 4.3     Indenture dated as of January 31, 1997, between the Company and First
         Union National Bank of North Carolina, as trustee (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-
         12338)).
 4.4     Amended and Restated Declaration of Trust, dated as of January 31,
         1997, of Vesta Capital Trust I (filed as an exhibit to the Company's
         Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338)).
 4.5     Capital Securities Guarantee Agreement, dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina,
         as trustee (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338)).
 10.1    Separation and Public Offering Agreement between Torchmark Corporation and the Company dated September 13, 1993 (filed as an exhibit to the
         Company's Form 10-K for the year ended December 31, 1993, filed on
         March 28, 1994 and incorporated herein by reference (File No. 1-
         2338)).
 10.2    Marketing and Administrative Services Agreement between Liberty
         National Fire Insurance Company, Liberty National Insurance
         Corporation and Liberty National Life Insurance Company dated
         September 13, 1993 (filed as an exhibit to the Company~'s Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-2338)).
 10.3    Investment Services Agreement between Waddell & Reed Asset Management
         Company and the Company (filed as an exhibit to Amendment No. 1 to the
         Registration Statement on Form S-1 (Registration No. 33-68114) of
         Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338)) dated September
         13, 1993.
 10.5    Management Agreement between J. Gordon Gaines, Inc., Liberty National
         Fire Insurance Company, Sheffield Insurance Corporation, Liberty
         National Insurance Corporation and Vesta Insurance Corporation dated
         November 15, 1994 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-2338)).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.6    Form of Restricted Stock Agreement (filed as an exhibit to the
         Registration Statement on Form S-1 (Registration No. 33-68114) of
         Vesta Insurance Group, Inc., filed on August 31, 1993 and incorporated herein by reference (File No. 1-12338)).
 10.7*   The Company's Long Term Incentive Plan as amended effective as of May
         16, 1995 (filed as an exhibit to the Company's Form 10Q for the quarter ended June 30, 1995, filed on August 14, 1995 and incorporated herein by reference (File No. 1-12338)).
 10.8*   Form of Non-Qualified Stock Option Agreement entered into by and between the Company and certain of its executive officers and directors (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)).
 10.9*   Cash Bonus Plan of the Company (filed as an exhibit to the Company's
         Form 10-K for the year ended December 31, 1993, filed on March 28,
         1994 and incorporated herein by reference (File No. 1-2338)).
 10.10*  J. Gordon Gaines, Inc. Post Retirement Benefits Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
         1994, filed on March 29, 1995 and incorporated herein by reference
         (File No. 1-12338)).
 10.11*  J. Gordon Gaines, Inc. Retirement Savings Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on
         March 29, 1995 and incorporated herein by reference (File No. 1-
         12338)).
 10.12*  The Company's Non-Employee Director Stock Plan (filed as an exhibit to the Company's 10-Q for the quarter ended June 30, 1995, filed on
         August 14, 1995 and incorporated herein by reference (File No. 1-
         12338)).
 10.13   Office Lease between the Company and Torchmark Development
         Corporation, dated as of April 20, 1992 (filed as an exhibit to the
         Company's Form 10-K for the year ended December 31, 1993, filed on
         March 28, 1994 and incorporated herein by reference (File No. 1-
         12338)).
 10.14   Agency Agreement between Liberty National Fire Insurance Company,
         Vesta Insurance Corporation, Sheffield Insurance Corporation, and
         Overby-Seawell Company (filed as an exhibit to Amendment No. 1 to the
         Registration Statement on Form S-1 (Registration No. 33-68114) of
         Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338)).
 10.15   Commercial/Personal Property Risk Excess Reinsurance Contracts, dated
         July 1, 1993, constituting the Company~s Direct Per Risk Treaty
         Program, between Vesta Fire Insurance Corporation, Sheffield Insurance
         Corporation, Vesta Insurance Corporation, Vesta Lloyds Insurance
         Company and various reinsurers (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114)
         of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338)) Renewed July 1,
         1996.
 10.16   Catastrophe Reinsurance Contracts, dated July 1, 1995, constituting the Company's Direct Property Catastrophe Program, between Vesta Fire
         Insurance Corporation, Vesta Insurance Corporation, Sheffield
         Insurance Corporation, Vesta Lloyds Insurance Company and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-12338)). Renewed July 1, 1996.

 Exhibit
   No.                                 Description
 -------                               -----------
 10.17   Specific Regional Castastrophe Excess Contracts, dated January 1,
         1996, constituting the Company's Regional Property Catastrophe
         Program, between Vesta Fire Insurance Corporation and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)). Renewed January 1, 1997.
 10.18   Casualty Excess of Loss Reinsurance Agreements, dated January 1, 1994, constituting the Company's Casualty Excess of Loss Reinsurance
         Program, between Vesta Fire Insurance Corporation, Vesta Insurance
         Corporation, Sheffield Insurance Corporation, Vesta Lloyds In surance
         Company and various reinsurers (filed as an exhibit to the Company~s
         Form 10-K for the year ended December 31, 1993, filed on March 28,
         1994 and incorporated herein by reference (File No. 1-12338)). Renewed
         January 1, 1997.
 10.19   Amendment to Catastrophe Reinsurance Contracts, dated July 1, 1995, constituting the Company's Direct Property Catastrophe Program,
         between Vesta Fire Insurance Corporation, Vesta Insurance Corporation,
         Sheffield Insurance Corporation, Vesta Lloyds Insurance Company,
         Hawaiian Insurance & Guaranty Company, Limited and various reinsurers.
         (Filed as an exhibit to the Company's Form 10-Q for the quarter ended
         September 30, 1995, filed on November 14, 1995 and incorporated herein by reference (File No. 1-12338)).
 10.20   Amendment to Catastrophe Reinsurance Contracts, dated January 1, 1996, constituting the Company's Direct Property Catastrophe Program,
         between Vesta Fire Insurance Corporation, Vesta Insurance Corporation,
         Sheffield Insurance Corporation, Vesta Lloyds Insurance Company,
         Hawaiian Insurance & Guaranty Company, Limited and various reinsurers
         (filed as an exhibit to the Company's Form 10-K for the year ended
         December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)). Renewed January 1, 1997.
 10.21   Amended and Restated Credit Agreement between Vesta Insurance Group,
         Inc. and Southtrust Bank of Alabama, N.A., ABN Amro Bank B.V., Bank of
         Tokyo-Mitsubishi Trust Company, The First National Bank of Chicago,
         Wachovia Bank of Georgia, N.A. and First Union National Bank of North
         Carolina (as agent), dated April 8, 1997.
 10.22   Quota Share Reinsurance Contract, effective July 1, 1996, covering all lines of business written by Vesta Fire Insurance Corporation,
         Sheffield Insurance Corporation, Vesta Insurance Corporation, Vesta
         Lloyds Insurance Corporation, The Hawaiian Insurance and Guaranty
         Company, Ltd. and various reinsurers (filed as an exhibit to the
         Company's Form 10-Q for the quarter ended September 30, 1996, filed on
         November 14, 1996 and incorporated herein by reference (File No. 1-
         12338)).
 10.23   Stock Purchase Agreement between Anthem Casualty Insurance Group,
         Inc., and Vesta Insurance Group, Inc., dated April 23, 1997 (filed as an exhibit to the Company~'s Form 10-Q for the year ended December 31,
         1997, filed on May 13, 1997 and incorporated herein by reference (File
         No. 1-12338)).

--------
*These are the Company's compensatory plans.

B) REPORTS ON FORM 8-K.

  None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED "HEREUNTO DULY AUTHORIZED.

                                          VESTA INSURANCE GROUP, INC.

Date: August 13, 1997                             /s/ Barry A. Patrick
                                          _____________________________________
                                                    Barry A. Patrick
                                               Principal Financial Officer

                                                  /s/ Mary Beth Heibein
                                          _____________________________________
                                                    Mary Beth Heibein
                                                Controller and Principal
                                                   Accounting Officer