Form 10-Q
period 1997-09-30
VESTA INSURANCE GROUP INC
filed 1997-11-13
CIK 911576

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

      The number of shares outstanding of the registrant's common stock,
                   $.01 par value, as of September 30, 1997
                                  18,737,500

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          VESTA INSURANCE GROUP, INC.

                                     INDEX

 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Consolidated Balance Sheets at September 30, 1997 and
         December 31, 1996.................................................    1
         Consolidated Statements of Operations for the Three
         Months and Nine Months Ended September 30, 1997 and 1996..........    2
         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1997 and 1996..........................    3
         Notes to Consolidated Financial Statements........................    4
 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................    6
 PART II OTHER INFORMATION
 Item 1. Legal Proceedings.................................................   11
 Item 2. Changes in Securities.............................................   11
 Item 3. Defaults Upon Senior Securities...................................   11
 Item 4. Submission of Matters to a Vote of Security Holders...............   11
 Item 5. Other Information.................................................   11
 Item 6. Exhibits and Reports on Form 8-K..................................   12

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                          VESTA INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
                                                      (UNAUDITED)
Assets:
 Investments:
  Fixed maturities available for sale--at market
    (cost: 1997--$466,657;
    1996--$306,026).................................  $   471,742   $  308,898
  Equity securities--at market (cost: 1997--$4,066;
    1996--$4,365)...................................       11,442        8,326
  Short-term investments............................      219,964      105,415
                                                      -----------   ----------
   Total investments................................      703,148      422,639
 Cash...............................................       20,843        4,637
 Accrued investment income..........................        8,095        5,392
 Premiums in course of collection ..................      308,288      259,275
 Reinsurance balances receivable....................      288,478      115,768
 Reinsurance recoverable on paid losses.............      108,784       69,698
 Deferred policy acquisition costs..................       84,526       75,532
 Property and equipment.............................       18,352        3,920
 Other assets.......................................       62,126       49,381
 Goodwill...........................................       88,218        7,339
                                                      -----------   ----------
   Total assets.....................................  $ 1,690,858   $1,013,581
                                                      ===========   ==========
Liabilities:
 Reserves for:
  Losses and loss adjustment expenses...............      555,282      247,224
  Unearned premiums.................................      338,453      228,325
                                                      -----------   ----------
                                                          893,735      475,549
 Accrued income taxes...............................       17,980       21,463
 Reinsurance balances payable.......................      140,123       51,162
 Other liabilities..................................       59,911       26,425
 Short term debt....................................       10,000       22,000
 Long term debt.....................................       98,314       98,279
                                                      -----------   ----------
   Total liabilities................................    1,220,063      694,878
Commitments and contingencies
Deferrable Capital Securities.......................      100,000           --
Stockholders' equity
 Preferred stock, 5,000,000 shares authorized, none
  issued............................................           --           --
 Common stock, $.01 par value, 32,000,000 shares
  authorized,
  issued: 1997--18,970,695 shares; 1996--18,970,695
  shares ...........................................          190          190
 Additional paid-in capital.........................      160,072      161,037
 Unrealized investment gains, net of applicable
  taxes.............................................        8,099        4,442
 Retained earnings..................................      211,889      166,795
 Receivable from issuance of restricted stock.......       (2,926)      (3,207)
 Treasury stock.....................................       (6,529)     (10,554)
                                                      -----------   ----------
   Total stockholders' equity.......................      370,795      318,703
                                                      -----------   ----------
   Total liabilities and stockholders' equity.......  $ 1,690,858   $1,013,581
                                                      ===========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                           THREE MONTHS ENDED NINE MONTHS ENDED
                                              SEPTEMBER 30      SEPTEMBER 30
                                           ------------------------------------
                                             1997      1996     1997     1996
                                           --------- ----------------- --------
                                                       (UNAUDITED)
Revenues:
 Net premiums written..................... $ 114,405 $ 67,568 $382,907 $385,571
 Decrease in unearned premiums............    38,882   20,776   29,717   15,044
                                           --------- -------- -------- --------
 Net premiums earned......................   153,287   88,344  412,624  400,615
 Net investment income....................    12,251    6,102   25,576   17,108
 Other, including realized gains and
  losses                                       5,030       61    5,266      144
                                           --------- -------- -------- --------
    Total revenues........................   170,568   94,507  443,466  417,867
Expenses:
 Losses incurred..........................    62,985   38,627  191,212  214,411
 Loss adjustment expenses incurred........    10,940    7,938   21,648   15,158
 Policy acquisition expenses..............    44,944   21,696  109,691  103,067
 Operating expenses.......................    13,376    1,946   27,950   13,870
 Premium taxes and fees...................     2,127    1,541    5,394    4,958
 Interest on debt.........................     3,771    2,568    8,379    7,557
 Goodwill.................................     1,037      211    1,704      466
                                           --------- -------- -------- --------
    Total expenses........................   139,180   74,527  365,978  359,487
Net income before income taxes............    31,388   19,980   77,488   58,380
Income taxes..............................    10,519    6,568   26,664   19,318
Deferrable capital securities interest,
 net of income tax........................     1,409      --     3,718      --
                                           --------- -------- -------- --------
    Net income............................ $  19,460 $ 13,412 $ 47,106 $ 39,062
                                           ========= ======== ======== ========
Per share amounts:
    Net income............................ $    1.04 $  0 .71 $   2.53 $   2.06
                                           ========= ======== ======== ========

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                                                               (UNAUDITED)
Operating Activities:
 Net Income................................................ $ 47,106  $ 39,062
 Adjustments to reconcile net income to cash provided from
  operations:
  Change in:
   Loss and LAE reserves...................................   17,742    28,167
   Unearned premium reserve................................   11,750    25,864
   Reinsurance balances payable............................   88,960    26,302
   Accrued income taxes....................................   (5,744)    6,076
   Other liabilities.......................................   10,918     7,649
   Premiums in course of collection........................   (8,231)  (36,974)
   Reinsurance balances receivable......................... (107,034)  (36,555)
   Reinsurance recoverable on paid losses..................  (34,073)  (21,505)
   Other assets............................................  (13,993)  (18,151)
  Policy acquisition costs deferred........................  (53,052)  (37,509)
  Policy acquisition costs amortized.......................   67,134    41,622
  Amortization and depreciation............................    2,920     2,713
  Investment (gains).......................................   (4,511)      (11)
  (Gain) on disposition of property, plant and equipment...     (106)      (67)
                                                            --------  --------
   Net cash provided from operations.......................   19,786    26,683
Investing Activities:
 Investments sold or matured:
  Fixed maturities available for sale-matured, called......      --     30,566
  Fixed maturities available for sale, sold................  265,909       --
  Equity Securities........................................    2,291     3,726
 Investments acquired:
  Fixed maturities available for sale......................   (4,507)  (12,354)
  Equity Securities........................................   (1,448)   (7,326)
  Net cash paid for acquisition............................ (234,698)      --
 Net (increase) in short-term investments.................. (114,549)  (41,061)
 Additions to property, plant and equipment................   (6,175)   (1,341)
 Dispositions of property, plant and equipment.............      316       172
                                                            --------  --------
   Net cash used in investing activities...................  (92,861)  (27,618)
Financing Activities:
 Dividends paid............................................   (2,094)   (2,121)
 Capital contributions and change in receivable from re-
  stricted stock...........................................    3,340     1,220
 Issuance of long and short-term debt......................  242,000       --
 Increase in long-term debt................................      --        104
 Retirement of long and short-term debt.................... (153,965)      --
                                                            --------  --------
   Net cash provided from (used in) financing activities...   89,281      (797)
Increase (decrease) in cash................................   16,206    (1,732)
Cash at beginning year.....................................    4,637     6,833
                                                            --------  --------
Cash at end of year........................................ $ 20,843  $  5,101
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

  Earnings Per Share: Net earnings per share is calculated by dividing net income by weighted average number of common shares and common equivalent shares outstanding including the net effect of the restricted stock grants. The weighted average number of common shares and common equivalent shares outstanding for the nine month period ended September 30, 1997 and 1996 was 18,630,695 and 18,917,044, respectively. The weighted average number of common shares and common equivalent shares outstanding for the three month period ended September 30, 1997 and 1996 was 18,709,082 and 18,919,939.

  Business Acquisition: After the close of business on June 30, 1997, the Company completed its acquisition of all the issued and outstanding stock of the operating subsidiaries of Anthem Casualty Insurance Group, Inc., each of which are property and casualty insurance companies headquartered in Ohio, for $238.75 million. The acquired subsidiaries had $648 million of assets and approximately $217 million of stockholders' equity at December 31, 1996. The acquisition was accounted for as a purchase and the results of operations since the acquisition date were consolidated. Goodwill from the transaction is being amortized straight line over 15 years.

  A summary of net assets acquired follows:

       Assets acquired:
        Investments................................................... $419,271
        Cash..........................................................   15,069
        Goodwill......................................................   60,667
        Other Assets..................................................  168,505
                                                                       --------
         Total........................................................ $663,512
       Liabilities Assumed
        Loss and loss adjustment expenses............................. $290,315
        Unearned premiums.............................................   98,378
        Other.........................................................   36,069
                                                                       --------
         Total........................................................ $424,762
        Purchase price................................................ $238,750
        Acquisition expenses..........................................   11,017
        Less cash acquired............................................  (15,069)
        Aggregate purchase price......................................  234,698

  The above table represents the purchase price plus acquisition costs through September 30, 1997. The purchase agreement specifies that Vesta Insurance Group make contingent payments based on audited financial statements of the operating subsidiaries of Anthem Casualty Group as of June 30, 1997. The audit has not been completed but, based on preliminary findings, it does not appear that the contingent payments will significantly affect the purchase price.

  The table below presents supplemental pro forma information for 1996 and 1997 as if the Anthem acquisition were made at January 1, 1996, based on estimates and assumptions considered appropriate:

                                                                   Nine months
                                                                 ended September
                                                                       30
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------
       Revenues................................................. 594,114 664,408
       Net income...............................................  51,978  42,409
       Net income per common share..............................    2.79    2.42

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Vesta Insurance Group, Inc. (the "Company" or "Vesta") is a holding company for a group of property and casualty insurance companies (the "Vesta Group") that offer treaty reinsurance and primary insurance on personal and commercial risks. In both its reinsurance and primary insurance operations, the Company focuses principally on property coverages, for which ultimate losses generally can be more promptly determined than on casualty risks. The Company's revenues from operations are derived primarily from net premiums earned on risks written and reinsured by the Company, investment income and investment gains or losses, while expenses consist primarily of payments for claims losses and underwriting expenses, including agents' commissions, and operating expenses.

Comparison of Third Quarter 1997 to Third Quarter 1996

  Net income increased by $6.1 million, or 45.5%, to $19.5 million for the quarter ended September 30, 1997, from $13.4 million for the quarter ended September 30, 1996. On a per share basis, net income for the third quarter of 1997 was $1.04 per share versus net income of $.71 per share for the third quarter of 1996. On a per share basis, net realized investment gains after tax for the third quarter of 1997 was $.15 versus $.0 for the same period in 1996.

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased by $70.6 million, or 40.6%, to $244.5 million for the quarter ended September 30, 1997, from $173.9 million for the quarter ended September 30, 1996, while net premiums written increased by $46.8 million, or 69.2%, to $114.4 million. Substantially all of the premiums generated from the Anthem subsidiaries are from primary lines of business. Therefore, the acquisition of Anthem and the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual Insurance Company has had the effect of significantly increasing the portion of net written premiums attributable to primary business.

  Gross premiums written for reinsurance decreased by $6.0 million, or 4.5%, to $128.2 million for the quarter ended September 30, 1997, from $134.2 million for the quarter ended September 30, 1996. The decrease was primarily attributable to the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual Insurance Company. Net premiums written for reinsurance increased $18.1 million, or 32.7%, to $73.5 million for the quarter ended September 30, 1997, from $55.4 million for the quarter ended September 30, 1996. Net premiums written in the third quarter of 1996 were reduced by approximately $22 million as a result of an unearned premium portfolio cession related to the Company's 20% quota share reinsurance facility.

  Gross premiums written for primary insurance increased by $76.6 million, or 192.5%, to $116.4 million for the quarter ended September 30, 1997, from $39.8 million for the quarter ended September 30, 1996 due to the third quarter writings on personal lines and commercial lines from the operating subsidiaries of Anthem resulting in an increase of $68.3 million of gross premium written, and the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual Insurance Company. Gross premiums written for personal products increased 188.9% to $82.9 million for the quarter ended September 30, 1997, compared to $28.7 million for the quarter ended September 30, 1996. Gross premiums on commercial lines increased 204.5%, from $11.0 million for the quarter ended September 30, 1996 to $33.5 million for the quarter ended September 30, 1997.

  Net premiums written for primary insurance increased by $28.7 million, or 235.2%, to $40.9 million for the quarter ended September 30, 1997, from $12.2 million for the quarter ended September 30, 1996. The increase in net premiums written was largely attributable to the writings from the operating subsidiaries of Anthem and the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual Insurance Company. The third quarter of 1997 net premiums written was reduced by approximately $40 million as a result of incorporating the operating subsidiaries of Anthem into Vesta's current reinsurance program. The decrease in net written premiums was offset by a decrease in unearned premium, therefore there was no impact on net earned premium.

  Net premiums earned increased by $65 million, or 73.6%, to $153.3 million for the quarter ended September 30, 1997, from $88.3 million for the quarter ended September 30, 1996. Net premiums earned for reinsurance increased $24.6 million from $67.2 million for the third quarter of 1996 to $91.8 million for the third quarter of 1997. Net premiums earned for primary insurance risks increased $40.4 million from $21.1 million for the third quarter of 1996 to $61.5 million for the third quarter 1997.

  Net Investment Income. Net investment income increased by $6.1 million, or 100%, to $12.2 million for the quarter ended September 30, 1997, from $6.1 million for the quarter ended September 30, 1996. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.1% for the quarter ended September 30, 1997, compared with 5.6% for the quarter ended September 30, 1996. The increase in net investment income is primarily attributable to the increased portfolio of investments following the acquisition of the operating subsidiaries of Anthem and the increased weighted average pre-tax yield.

  Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses ("LAE") increased by $27.3 million, or 58.6%, to $73.9 million for the quarter ended September 30, 1997, from $46.6 million for the quarter ended September 30, 1996. The substantial increase in losses and loss adjustment expenses was largely attributable to the growth in the overall business following the acquisition of the operating subsidiaries of Anthem. The loss and LAE ratio for the quarter ended September 30, 1997 was 48.2% as compared to 52.7% for the quarter ended September 30, 1996. The improved loss and LAE ratio related primarily to the quarter to quarter decrease of $2.2 million in catastrophe losses.

  Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses increased by $35.2 million, or 139.7%, to $60.4 million for the quarter ended September 30, 1997, from $25.2 million for the quarter ended September 30, 1996. The increase in policy acquisition and other underwriting expenses was largely attributable to the growth in the overall business following the acquisition of the operating subsidiaries of Anthem. The underwriting expense ratio for the quarter ended September 30, 1997, was 39.4%, as compared to 28.5% for the quarter ended September 30, 1996. The increase in the underwriting expense ratio was primarily attributable to increased commission expenses due to new incentive plans implemented for Anthem and existing agents, as well as a decrease in commission rates on ceded premiums.

  Federal Income Taxes. Federal income taxes increased by $3.9 million, or 59.1%, to $10.5 million for the quarter ended September 30, 1997. The effective rate on pre-tax income increased from 32.9% to 33.5% for the quarter ended September 30, 1997. This increase was due primarily to a smaller portion of income from tax free municipal bonds in 1997 versus 1996.

 Comparison of Nine Months Ended September 30, 1997 with Nine Months Ended
    September 30, 1996

  The first nine months of 1997 resulted in net income of $47.1 million, an increase of $8 million from the $39.1 million reported for the same period in 1996. On a per share basis, net income for the first nine months of 1997 was $2.53 per share.

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased by $97.5 million, or 17.6% to $651.4 million for the nine month period ended September 30, 1997, from $553.9 million for the nine month period ended September 30, 1996, while net premiums written decreased by $2.7 million, or .7%, to $382.9 million for the nine month period ended September 30, 1997.

  Gross premiums written for reinsurance decreased by $5.6 million, to $433.2 million for the nine month period ending September 30, 1997 from $438.8 million for the nine month period ending September 30, 1996. The decrease is primarily attributable to the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual Insurance Company. Net premiums written for reinsurance decreased by $38.6 million, or 12.2% to $278.8 million for the first nine months of 1997, from $317.4 million for the first nine months of 1996 due to the pro rata reinsurance facility entered into by Vesta Fire on July 1, 1996, and the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual Insurance Company.

  Gross premiums written for primary insurance increased by $103.1 million, or 89.6%, to $218.2 million for the nine month period ended September 30, 1997, from $115.1 million for the nine month period ended September 30, 1996. Gross premiums written for personal products increased 95.1%, to $157.4 million for the nine months ended September 30, 1997, compared to $80.7 million for the nine months ended September 30, 1996. The growth was primarily attributable to the writings from the operating subsidiaries of Anthem and the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual Insurance Company. Gross premiums on commercial lines increased by 76.3%, from $34.5 million for the nine month period ended September 30, 1996 to $60.8 million for the nine month period ended September 30, 1997. This increase in gross premiums written was primarily attributable to the growth in the overall business following the acquisition of the operating subsidiaries of Anthem.

  Net premiums written for primary insurance increased $35.9 million, or 52.6% to $104.1 million for the nine month period ended September 30, 1997, from $68.2 million for the nine month period ended September 30, 1996 due to the growth in the overall business following the acquisition of the operating subsidiaries of Anthem.

  Net premiums earned increased by $12.0 million, or 3%, to $412.6 million for the nine month period ended September 30, 1997, from $400.6 million for the nine month period ended September 30, 1996. Net premiums earned for reinsurance decreased $27.3 million, or 8.3% to $300.3 million for the nine month period ended September 30, 1997 from $327.6 million for the nine month period ended September 30, 1996. Net premiums for primary lines increased $39.3 million or 53.8% to $112.3 million for the nine month period ended September 30, 1997, from $73.0 million for the nine month period ended September 30, 1996.

  Net Investment Income. Net investment income increased by $8.5 million, or 49.7%, to $25.6 million for the first nine months of 1997, from $17.1 million for the first nine months of 1996. The weighted average pre-tax yield on invested assets (excluding realized and unrealized gains) was 5.7% for the nine month period ended September 30, 1997, compared with 5.6% for the nine month period ended September 30, 1996. The increase in net investment income is primarily attributable to the increased portfolio of investments following the acquisition of the operating subsidiaries of Anthem.

  Loss and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses ("LAE") decreased $16.7 million, or 7.3%, to $212.9 million at September 30, 1997 from $229.6 million at September 30, 1996 due to a pro rata reinsurance facility entered into by Vesta Fire Insurance Corporation in July 1996 and to a decrease in catastrophe losses. The loss and LAE ratio for the nine month period ended September 30, 1997 was 51.6% as compared to 57.4% at September 30, 1996. During the first nine months of 1997, the Company incurred catastrophe losses of approximately $4.0 million as compared to $12.1 million during the first nine months of 1996.

  Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses increased by $21.1 million, or 17.3%, to $143.0 million for the nine months ended September 30, 1997, from $121.9 million for the nine months ended September 30, 1996. The underwriting expense ratio for the nine months ended September 30, 1997 was 34.7%, as compared to 30.4% for the nine months ended September 30, 1996. The increase in policy acquisition and other underwriting expenses was largely attributable to the growth in overall business following the acquisition of the operating subsidiaries of Anthem.

  Federal Income Taxes. Federal income taxes increased by $7.4 million, or 38.4%, to $26.7 million for the nine month period ended September 30, 1997. The effective rate on pre-tax income increased from 33.1% for the first nine months of 1996 to 34.5% for the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Group, a group of wholly-owned property and casualty insurance companies including Vesta Fire. The insurance company subsidiaries comprising Vesta Group are individually supervised by state insurance regulators. Vesta Fire is the principal operating subsidiary of the Company.

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

  During the first nine month period of 1997, the Company paid approximately $2.1 million in dividends on its common stock, and it is expected that the Company will pay approximately $2.8 million for all of 1997. The Company is also required to make semi-annual interest payments of $4.4 million on its $100 million of 8.75% Senior Debentures due 2025 and $4.25 million on the $100 million of 8.525% Capital Securities due 2027 issued by Vesta Capital Trust I.

  The principal sources of funds for the Company's insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. In order to provide further liquidity, the Company increased its Line of Credit to $200 million from $100 million effective April 8, 1997. As of September 30,1997, the Company has $10 million outstanding under this line of credit. The Credit Agreement contains certain covenants that require, among other things, the Company to maintain a certain consolidated net worth, maintain a certain amount of investment income available to pay interest expense, require each insurance subsidiary to maintain a certain total adjusted capital and limit the amount of indebtedness the Company can have. The Company is in compliance with these covenants.

  On a consolidated basis, net cash provided from operations for the nine month period ended September 30, 1997 and 1996 was $19.8 million and $26.7 million, respectively.

  Total assets of the Company increased by 70.0% to $1.7 billion in 1997, from $1.0 billion in 1996. Cash and invested assets were $724.0 million at September 30, 1997, increasing 69.4% from December 31, 1996.

  As of September 30, 1997, the Company's investment portfolio consisted of cash and short-term investments (33.3%), U.S. Government securities (12.4%), mortgage-backed securities (8.7%), corporate bonds (25.5%), foreign government securities (0.5%), municipal bonds (18.1%) and equity securities (1.5%). According to Moody's rating, 94.9% of the Company's portfolio is rated A or better. The Company expects current cash flow to be sufficient to meet operating needs, although, a certain amount of invested assets has been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs. Beginning in June of each year, the Company begins to increase its holdings of cash and short-term investments. This practice facilitates the Company's ability to meet its higher short-term cash needs during the hurricane season.

  After the close of business on June 30, 1997, the Company completed its acquisition of the issued and outstanding stock of the operating subsidiaries of Anthem Casualty Insurance Group, Inc. ("Anthem"), each of which are property and casualty insurance companies headquartered in Ohio, for $238.75 million. The acquired subsidiaries had $648 million of assets and approximately $217 million of stockholders' equity at December 31, 1996. The Company funded the payment of the purchase price for this acquisition with available cash on hand, short term investments, cash available from its insurance subsidiaries and with funds available under its line of credit. The Company does not believe that the payment of the purchase price as described above will have an adverse impact on the Company's liquidity.

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

  None.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                           ITEM 5. OTHER INFORMATION

  None.

                                 EXHIBITS INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
   3.1   Restated Certificate of Incorporation of the Company, dated September
         1, 1993 (filed as an exhibit to Amendment No. 1 to the Registration
         Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance
         Group, Inc., filed on October 18, 1993 and incorporated herein by ref-
         erence (File No. 1-12338)).
   3.2   By-Laws of the Company (Amended and Restated as of October 1, 1993)
         (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group,
         Inc., filed on October 18, 1993 and incorporated herein by reference
         (File No. 1-12338)).
   4.1   Indenture between the Company and Southtrust Bank of Alabama, National
         Association, dated as of July 19, 1995 (filed as an exhibit to the
         Company's Form 10-K for the year ended December 31, 1995, filed on
         March 28, 1996 and incorporated herein by reference (File No. 1-
         12338)).
   4.2   Supplemental Indenture between the Company and Southtrust Bank of Ala-
         bama, National Association, dated July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-
         12338)).
   4.3   Indenture dated as of January 31, 1997, between the Company and First
         Union National Bank of North Carolina, as trustee (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-
         12338)).
   4.4   Amended and Restated Declaration of Trust, dated as of January 31,
         1997, of Vesta Capital Trust I (filed as an exhibit to the Company's
         Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338)).
   4.5   Capital Securities Guarantee Agreement, dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina,
         as trustee (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated by reference (File No. 1-12338)).
  10.1   Separation and Public Offering Agreement between Torchmark Corporation and the Company dated September 13, 1993 (filed as an exhibit to the
         Company's Form 10-K for the year ended December 31, 1993, filed on
         March 28, 1994 and incorporated herein by reference (File No. 1-
         2338)).
  10.2   Marketing and Administrative Services Agreement between Liberty Na-
         tional File Insurance Company, Liberty National Insurance Corporation
         and Liberty National Life Insurance Company dated September 13, 1993
         (filed as an exhibit to the Company's Form 10-K for the year ended De-
         cember 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-2338)).
  10.3   Investment Services Agreement between Waddell & Reed Asset Management
         Company and the Company dated September 13, 1993 (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Regis-
         tration No. 33-68114) of Vesta Insurance Group, Inc., filed on October
         18, 1993 and incorporated herein by reference (File No. 1-12338)).
  10.5   Management Agreement between J. Gordon Gaines, Inc., Liberty National
         Fire Insurance Company, Sheffield Insurance Corporation, Liberty Na-
         tional Insurance Corporation and Vesta Insurance Corporation dated No-
         vember 15, 1994 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorpo-
         rated herein by reference (File No. 1-2338)).
  10.6   Form of Restricted Stock Agreement (filed as an exhibit to the Regis-
         tration Statement on Form S-1 (Registration No. 33-68114) of Vesta In-
         surance Group, Inc., filed on August 31, 1993 and incorporated herein by reference (File No. 1-12338)).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.7*   The Company's Long Term Incentive Plan as amended effective as of May
         16, 1995 (filed as an exhibit to the Company's Form 10Q for the quar-
         ter ended June 30, 1995, filed on August 14, 1995 and incorporated herein by reference (File No. 1-12338)).
 10.8*   Form of Non-Qualified Stock Option Agreement entered into by and be-
         tween the Company and certain of its executive officers and directors
         (filed as an exhibit to the Company's Form 10-K for the year ended De-
         cember 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)).
 10.9*   Cash Bonus Plan of the Company (filed as an exhibit to the Company's
         Form 10-K for the year ended December 31, 1993, filed on March 28,
         1994 and incorporated herein by reference (File No. 1-2338)).
 10.10*  J. Gordon Gaines, Inc. Post Retirement Benefits Plan (filed as an ex-
         hibit to the Company's Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No.
         1-12338)).
 10.11*  J. Gordon Gaines, Inc. Retirement Savings Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on
         March 29, 1995 and incorporated herein by reference (File No. 1-
         12338)).
 10.12*  The Company's Non-Employee Director Stock Plan (filed as an exhibit to the Company's 10-Q for the quarter ended June 30, 1995, filed on Au-
         gust 14, 1995 and incorporated herein by reference (File No. 1-
         12338)).
 10.13   Office Lease between the Company and Torchmark Development Corpora-
         tion, dated as of April 20, 1992 (filed as an exhibit to the Company's
         Form 10-K for the year ended December 31, 1993, filed on March 28,
         1994 and incorporated herein by reference (File No. 1-12338)).
 10.14   Agency Agreement between Liberty National Fire Insurance Company,
         Vesta Insurance Corporation, Sheffield Insurance Corporation, and
         Overby-Seawell Company (filed as an exhibit to Amendment No. 1 to the
         Registration Statement on Form S-1 (Registration No. 33-68114) of
         Vesta Insurance Group, Inc., filed on October 18, 1993 and incorpo-
         rated herein by reference (File No. 1-12338)).
 10.15   Commercial/Personal Property Risk Excess Reinsurance Contracts, dated
         July 1, 1993, constituting the Company's Direct Per Risk Treaty Pro-
         gram, between Vesta Fire Insurance Corporation and its subsidiary and affiliated companies and various reinsurers (filed as an exhibit to
         Amendment No. 1 to the Registration Statement on Form S-1 (Registra-
         tion No. 33-68114) of Vesta Insurance Group, Inc., filed on October
         18, 1993 and incorporated herein by reference (File No. 1-12338)) Re-
         newed July 1, 1997.
 10.16   Catastrophe Reinsurance Contracts, dated July 1, 1995, constituting the Company's Direct Property Catastrophe Program, between Vesta Fire
         Insurance Corporation and its subsidiary and affiliated companies and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorpo-
         rated herein by reference (File No. 1-12338)). Renewed July 1, 1997.
 10.17   Specific Regional Catastrophe Excess Contracts, dated January 1, 1996, constituting the Company's Regional Property Catastrophe Program, be-
         tween Vesta Fire Insurance Corporation and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December
         31, 1995, filed on March 28, 1996 and incorporated herein by reference
         (File No. 1-12338)). Renewed January 1, 1997.
 10.18   Casualty Excess of Loss Reinsurance Agreements, dated January 1, 1994, constituting the Company's Casualty Excess of Loss Reinsurance Pro-
         gram, between Vesta Fire Insurance Corporation, Vesta Insurance Corpo-
         ration, Sheffield Insurance Corporation, Vesta Lloyds Insurance Com-
         pany and various reinsurers (filed as an exhibit to the Company's Form
         10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-12338)). Renewed January
         1, 1997.

 Exhibit
   No.                                 Description
 -------                               -----------
  10.19  Amendment to Catastrophe Reinsurance Contracts, dated July 1, 1995, constituting the Company's Direct Property Catastrophe Program,
         between Vesta Fire Insurance Corporation, Vesta Insurance Corporation,
         Sheffield Insurance Corporation, Vesta Lloyds Insurance Company,
         Hawaiian Insurance & Guaranty Company, Limited and various reinsurers.
         (Filed as an exhibit to the Company's Form 10-Q for the quarter ended
         September 30, 1995, filed on November 14, 1995 and incorporated herein by reference (File No. 1-12338)). Renewed July 1, 1997.
  10.20  Amendment to Catastrophe Reinsurance Contracts, dated January 1, 1996, constituting the Company's Direct Property Catastrophe Program,
         between Vesta Fire Insurance Corporation, Vesta Insurance Corporation,
         Sheffield Insurance Corporation, Vesta Lloyds Insurance Company,
         Hawaiian Insurance & Guaranty Company, Ltd. and various reinsurers
         (filed as an exhibit to the Company's Form 10-K for the year ended
         December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)). Renewed January 1, 1997.
  10.21  Amended and Restated Credit Agreement between Vesta Insurance Group,
         Inc. and Southtrust Bank of Alabama, N.A., ABN Amro Bank B.V., Bank of
         Tokyo-Mitsubishi Trust Company, The First National Bank of Chicago,
         Wachovia Bank of Georgia, N.A. and First Union National Bank of North
         Carolina (as agent), dated April 8, 1997 (filed as an exhibit to the
         Company's Form 10-Q for the quarter ended March 31, 1997, filed on May
         13, 1997, and incorporated herein by reference (File No. 1-12338)).
  10.22  Quota Share Reinsurance Contract, dated July 1, 1996, covering all lines of business written by Vesta Fire Insurance Corporation and its subsidiary and affiliated companies and various reinsurers (filed as an exhibit to the Company's Form 10-Q for the quarter ended
         September 30, 1996, filed on November 14, 1996 and incorporated herein by reference (File No. 1-12338)). Renewed July 1, 1997.
  10.23  Stock Purchase Agreement between Anthem Casualty Insurance Group,
         Inc., and Vesta Insurance Group, Inc., dated April 23, 1997 (filed as an exhibit to the Company's Form 10-Q for the year ended December 31,
         1997, filed on May 13, 1997 and incorporated herein by reference (File
         No. 1-12338)).

--------
*These are the Company's compensatory plans.

B) REPORTS ON FORM 8-K.

  The Company reported its acquisition of the Anthem operating subsidiaries (as discussed under Item 2 of this report) on Form 8-K dated June 30, 1997 and filed with the Securities and Exchange Commission on July 14, 1997. The financial statements of Anthem Casualty Insurance Group, Inc. and pro forma financial information required to be included in such report on Form 8-K were filed by amendment on September 12, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          VESTA INSURANCE GROUP, INC.
Date: November 13, 1997

                                                  /s/ Barry A. Patrick
                                          -------------------------------------
                                                    Barry A. Patrick
                                               Principal Financial Officer

                                                  /s/ Mary Beth Heibein
                                          -------------------------------------
                                                    Mary Beth Heibein
                                                Controller and Principal
                                                   Accounting Officer