Form 10-K
period 1997-12-31
VESTA INSURANCE GROUP INC
filed 1998-03-31
CIK 911576

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                          Commission file number
      December 31, 1997                                      1-12338
                          VESTA INSURANCE GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                              63-1097283
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

    3760 River Run Drive,                                     35243
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

 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                 REGISTRANT AS OF MARCH 3, 1998: $740,288,351

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF MARCH
                             3, 1998 is 18,457,418

                      DOCUMENTS INCORPORATED BY REFERENCE
   PORTIONS OF THE VESTA INSURANCE GROUP, INC. PROXY STATEMENT FOR ITS 1998 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III
                                    HEREOF.

                               TABLE OF CONTENTS

            PART I                                                          PAGE
            ------                                                          ----
 Item 1     Business
            Overview.....................................................     1
            Business Strategy............................................     3
            Lines of Business............................................     3
            Reinsurance..................................................     4
            Primary Insurance Business...................................     6
            Reinsurance Ceded............................................    10
            Claims.......................................................    11
            Reserves.....................................................    11
            Investments..................................................    14
            Regulation...................................................    15
            Competition..................................................    18
            Relationship with Torchmark..................................    18
            Employees....................................................    18
 Item 2     Properties...................................................    19
 Item 3     Legal Proceedings............................................    19
 Item 4     Submission of Matters to a Vote of Security Holders..........    19
            PART II
            -------
 Item 5     Market for Registrants' Common Equity and Related Stockholder    19
             Matters.....................................................
 Item 6     Selected Financial Data......................................    21
 Item 7     Management's Discussion and Analysis of Results of Operations
             and Financial Condition.....................................    22
 Item 8     Financial Statements and Supplementary Data..................    29
 Item 9     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    51
            PART III
            --------
 Item 10    Directors and Executive Officers of the Registrants..........    51
 Item 11    Executive Compensation.......................................    51
 Item 12    Security Ownership of Certain Beneficial Owners and              51
             Management..................................................
 Item 13    Certain Relationships and Related Transactions...............    51
            PART IV
            -------
 Item 14    Exhibits, Financial Statement Schedules, and Reports on Form     52
             8-K.........................................................

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

                                    PART I

                                   BUSINESS

OVERVIEW

  Vesta Insurance Group, Inc. (the "Company" or "Vesta") is a holding company for a group of property/casualty insurance companies ("Vesta Group"), including Vesta Fire Insurance Corporation ("Vesta Fire"), which offers treaty reinsurance and primary insurance on personal and commercial risks. The Company was incorporated in Delaware on July 9, 1993 to be the holding company for the property and casualty insurance subsidiaries of Torchmark Corporation ("Torchmark"). Prior to its initial public offering of common stock in November 1993, the Company was a wholly owned subsidiary of Torchmark. As of December 31, 1997, Torchmark held approximately 28% of the outstanding common stock of the Company. The Company's principal property and casualty subsidiary is Vesta Fire. The Company's principal executive offices are at 3760 River Run Drive, Birmingham, Alabama 35243, and its telephone number is (205) 970-7000.

  In both its reinsurance and primary insurance operations, the Company focuses primarily on property coverages. Gross premiums written by the Company in 1997 totalled $870.9 million. At December 31, 1997, the Company's stockholders' equity was $367.9 million.

  The Company provides treaty reinsurance, principally through reinsurance intermediaries, for small and medium-sized companies and regional specific reinsurance for larger insurance companies located throughout the United States. The principal lines of business reinsured by the Company include homeowner and commercial property coverages, non-standard automobile insurance and collateral protection insurance. The reinsurance of personal (including auto physical damage) and commercial property risks accounted for 93% of the Company's gross reinsurance premiums written in 1997.

  In its primary insurance operations, the Company has developed insurance products and programs to meet particular market needs. Primary insurance products offered by the Company include a variety of homeowner and dwelling insurance products, private passenger automobile, specialty commercial transportation products, commercial business coverages and certain financial services products designed to protect the interests of financial institutions in real and personal property collateral. Primary insurance products are distributed through independent agents and brokers, with the exception of certain financial services products, which are distributed through specialist agents and two managing agents.

  In 1996, prior to the acquisition of Shelby and Vesta County Mutual, as discussed below, assumed reinsurance represented 80 percent of gross premiums. Primarily as a result of these acquisitions, assumed reinsurance represented 61 percent of 1997 gross premiums. This shift to increased primary writings is consistent with the Company's strategy to focus on personal auto and property coverages in all of its lines of business while adjusting the mix and volume of its writings and retentions to respond to change in market conditions.

  Effective December 31, 1997, Vesta Fire entered into a business transfer and management agreement with CIGNA Property and Casualty Insurance Company ("CIGNA"). The agreement calls for Vesta Fire to reinsure selected personal lines (covered business) written by CIGNA through a 100% Quota Share Reinsurance Treaty. The agreement also calls for CIGNA and Vesta Fire to cooperate to effect the transfer of the covered business from CIGNA to Vesta Fire as the issuing carrier. While CIGNA does not own "renewal rights" under agreements with agents and brokers, CIGNA will use good faith efforts, working with Vesta Fire, to encourage agents and brokers to enter into similar agreements with Vesta Fire.

  After the close of business on June 30, 1997, the Company completed its acquisition of all the issued and outstanding stock of the operating subsidiaries of Anthem Casualty Insurance Group, Inc., each of which are property and casualty insurance companies headquartered in Ohio, for an aggregate purchase price, including expenses of $260.9 million. Anthem Casualty Insurance Company has been renamed Shelby Casualty Insurance Company and all the subsidiaries acquired are collectively referred to as "Shelby."

  Shelby is a regional property and casualty insurer based in Shelby, Ohio, with approximately $260 million in annual premiums. Shelby markets their insurance product through approximately 2,200 independent agencies, located in the mid-west and mid-atlantic states. The majority of the business acquired consists of auto insurance and homeowners insurance in small towns and suburbs. The remainder of such business consists primarily of small and medium sized commercial insurance.

  Effective December 31, 1996, the Company acquired control of Ranger County Mutual Insurance Company through its acquisition of all of the issued and outstanding capital stock of Ranger General Agency, Inc. from Ranger Insurance Company ("Ranger"), located in Houston, Texas, for $7.5 million in cash. Ranger County Mutual Insurance Company has moved its operations to Dallas, and changed its name to Vesta County Mutual Insurance Company ("Vesta County Mutual"). All of Vesta County Mutual's business at December 31, 1996, as well as certain additional business which the Company will permit Ranger to write through Vesta County Mutual for a period of two years, is reinsured 100% by Ranger, and the Company does not assume any risk associated with this business.

  Vesta County Mutual is a county mutual insurance company organized under Chapter 17 of the Texas Insurance Code, and, as such, enjoys certain regulatory advantages, including the ability to establish rates without the approval of the Texas Insurance Commission. Prior to the acquisition, Vesta Fire Insurance Corporation ("Vesta Fire"), the Company's principal insurance subsidiary, had historically written certain automobile and associated lines of business in Texas through a similar mutual company for which it pays commissions. Vesta Fire now writes these lines of business through Vesta County Mutual and, by doing so, recognizes significant savings as a result of the Company's control of Vesta County Mutual.

  In June of 1995, Vesta Fire acquired all of the issued and outstanding capital stock of The Hawaiian Insurance & Guaranty Company, Limited ("HIG"), a provider of personal lines products in the State of Hawaii. HIG began business as a property and casualty insurance company in 1915. Since its reorganization in 1993, HIG has written only personal lines business, focusing primarily on homeowner's insurance. During 1997, HIG contributed $35.7 million in gross written premiums to the Company's personal lines business.

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

                       COMBINED RATIO (STATUTORY BASIS)

                                                   1995      1996      1997
                                                  ------    ------    ------
The Company(1)...................................  90.6%     89.7%    109.5%(3)
Property and Casualty Industry................... 106.4%(2) 105.8%(2) 101.6%(4)

--------
(1) Data has been derived from the financial statements of the Company prepared in accordance with statutory accounting practices ("SAP") and filed with insurance regulatory authorities.
(2) The statutory industry data is taken from the A.M. Best Company, Aggregate and Averages, 1997 Edition.
(3) The statutory combined ratio was negatively impacted by the one-time statutory accounting charge following discussions with the Alabama Department of Insurance during its routine examination. See "Business-- Regulation".
(4) 1997 estimate by the A.M. Best Company, Best Week, March 16, 1998 Edition.

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

  The Company's insurance subsidiaries are currently rated "A" (Excellent) by A.M. Best, which is A.M. Best's third highest rating category. A.M. Best ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. No assurance can be given that in the future, A.M. Best will not reduce or withdraw the ratings of the Company's insurance subsidiaries because of factors, including material losses, that may or may not be within the Company's control. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BUSINESS STRATEGY

  The Company's strategy is to focus principally on personal auto and property coverages in all of its lines of business while adjusting the mix and volume of its writings and retentions to respond to changes in market prices and to manage its risk exposures. In June of 1997, the Company completed its acquisition of Shelby. This acquisition, along with the acquisition of Vesta County Mutual, has significantly increased the Company's sales of primary insurance. The acquisitions do not represent a permanent shift to emphasize primary insurance, rather, the acquisitions represent an adjustment to the Company's mix and volume of writings as the result of current market conditions.

  Historically, the Company has made substantial use of reinsurance and retrocessional arrangements to reduce its exposure to risks and the variability of its earnings. The Company plans to continue to cede a portion of its insurance risks while using its increased capital base to increase selectively its retentions of certain lines of business based on market conditions.

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

                                        YEAR ENDED DECEMBER 31,
                              ------------------------------------------------
                                1993      1994      1995      1996      1997
                              --------  --------  --------  --------  --------
                                   (IN THOUSANDS, EXCEPT RATIO DATA)
REINSURANCE
 Gross Premiums Written...... $126,332  $242,030  $422,711  $615,352  $532,367
 Percentage of Combined Gross
  Written Premiums...........     56.0%     68.2%     72.0%     80.0%     61.1%
 Net Premiums Written........   96,181   193,136   358,289   446,062   348,785
 Net Premiums Earned.........   89,356   191,700   290,657   415,028   332,333
 Loss Ratio..................     50.1%     50.5%     58.9%     59.8%     51.7%

                                                                      Continued

                                        YEAR ENDED DECEMBER 31,
                              ------------------------------------------------
                                1993      1994      1995      1996      1997
                              --------  --------  --------  --------  --------
                                   (IN THOUSANDS, EXCEPT RATIO DATA)
PRIMARY INSURANCE
Personal
 Gross Premiums Written...... $ 64,300  $ 63,658  $105,643  $109,661  $251,188
 Net Premiums Written........   42,580    28,626    52,157    69,769   147,431
 Net Premiums Earned.........   36,316    39,223    44,796    63,207   145,691
Commercial
 Gross Premiums Written......   34,796    49,018    58,428    44,573    87,354
 Net Premiums Written........   20,192    37,948    48,782    24,801    34,948
 Net Premiums Earned.........   18,138    29,028    46,349    33,677    44,323
Total Primary
 Gross Premiums Written......   99,096   112,676   164,071   154,234   338,542
 Percentage of Combined Gross
  Written Premiums...........     44.0%     31.8%     28.0%     20.0%     38.9%
 Net Premiums Written........   62,772    66,574   100,939    94,570   182,379
 Net Premiums Earned.........   54,454    68,252    91,145    96,884   190,014
 Loss Ratio..................     56.2%     63.7%     52.6%    48.25%     55.4%
COMBINED
 Gross Premiums Written...... $225,428  $354,706  $586,782  $769,586  $870,909
 Net Premiums Written........  158,953   259,710   459,228   540,632   531,164
 Net Premiums Earned.........  143,810   259,952   381,802   511,912   522,347
 Loss Ratio..................     52.4%     53.9%     57.4%     57.6%     53.0%
 Expense Ratio...............     40.5%     34.0%     29.3%     30.2%     32.7%
 Combined Ratio..............     92.9%     87.9%     86.7%     87.8%     85.7%

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

  The Company's mix of reinsurance business on a gross premiums written basis is set forth in the following table for the periods indicated:

                 DISTRIBUTION OF REINSURANCE PREMIUMS WRITTEN

                                    YEAR ENDED DECEMBER 31,
                           --------------------------------------------
TYPE OF REINSURANCE             1995           1996           1997
-------------------        --------------  -------------  -------------
                                   (IN THOUSANDS, EXCEPT RATIO DATA)
Property Reinsurance
 Pro Rata................. $330,486  78.2% $502,463 81.7% $440,264 82.7%
 Catastrophe..............   38,417   9.1    45,721  7.4    51,127  9.6
 Excess Risk..............    2,454   0.6     2,888   .5     3,289   .7
                           -------- -----  -------- ----  -------- ----
Total Property............  371,357  87.9   551,072 89.6   494,680 93.0
Casualty Reinsurance......
 Auto Liability...........    9,450  11.6    60,912  9.9    32,696  6.1
 Other Casualty(1)........    2,618   0.5     3,368   .5     4,991   .9
                           -------- -----  -------- ----  -------- ----
Total Casualty............   51,354  12.1    64,280 10.4    37,687  7.0
                           -------- -----  -------- ----  -------- ----
 Total Reinsurance........ $422,711 100.0% $615,352  100% $532,367 100%
                           ======== =====  ======== ====  ======== ====

--------
(1) Estimated casualty portion of total reinsurance excluding Auto Liability.

  The Company seeks to adjust its reinsurance activities in response to changing conditions in the reinsurance markets. The Company significantly increased the writings of pro rata reinsurance during the year ended December 31, 1996, principally for small to medium sized companies and regional specific reinsurance for larger companies seeking to obtain additional underwriting capacity and protection against catastrophic loss. In addition, the Company's current strategy is to maintain its writings of property catastrophe reinsurance to take advantage of continuing attractive pricing of occurrence catastrophe reinsurance resulting from the unusual level of catastrophic losses experienced between 1989 and 1996, which included hurricanes, earthquakes, numerous severe winter storms and several severe hail storms.

  In 1997, the company's pro rata reinsurance writings of private passenger automobile decreased significantly over 1996. The acquisition of Vesta County Mutual resulted in the shift of a large portion of private passenger automobile writings which had been recorded on the reinsurance line to primary insurance. Additionally, the reinsurance market experienced increased market capacity accompanied by increased price competition in the private passenger automobile line of business. The company elected to terminate certain accounts, which reduced its writings of pro rata reinsurance of private passenger automobile.

  The principal lines of business reinsured by the Company include homeowner and commercial property coverages, non-standard automobile insurance and collateral protection insurance. For 1997, homeowner and commercial business comprised approximately 67% of gross reinsurance premiums written, non-standard automobile insurance comprised approximately 28% of gross reinsurance premiums written, and collateral protection insurance comprised approximately 5% of gross reinsurance premiums written. The Company writes a small amount of casualty reinsurance for a certain number of its property reinsurance clients. Casualty reinsurance risks assumed by the Company consist largely of non-standard automobile liability insurance as well as liability coverages provided under homeowner and commercial multi-peril policies.

  Marketing. The Company provides reinsurance to small and medium-sized regional insurance companies and regional specific reinsurance for larger insurance companies located throughout the United States. Most of the Company's reinsurance business is produced through major reinsurance intermediaries in the United States. In 1996 the Company began writing international reinsurance business with an emphasis on catastrophe reinsurance. This was enhanced in September 1996 with the establishment of a branch office in Copenhagen, Denmark, which improved access to the European reinsurance market. The Company's reinsurance division currently does business through approximately 30 intermediaries, six of which were responsible for approximately 85% of the division's premium volume during 1997.

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

PRIMARY INSURANCE BUSINESS

  In its primary insurance operations, the Company has sought to identify market opportunities and develop insurance products to meet particular market needs. Prior to 1997, the Company's primary insurance operations focused on selected personal and commercial insurance lines as well as on financial services products consisting of certain collateral protection insurance policies for financial institutions. In 1997, however, the personal automobile line grew significantly as a result of the acquisition of Shelby in June of 1997 and Vesta County Mutual after the close of business on December 31, 1996. The acquisition of control of Vesta County Mutual has enabled the Company to convert a large book of Texas nonstandard personal auto business from reinsurance operations to its primary operations. As in its reinsurance operations, the Company emphasizes property coverages, although the Company generally provides comprehensive personal liability coverage as part of its homeowner products and general liability coverage as part of its business owners and commercial package policies for small to medium-sized businesses.

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

Personal Lines

  Prior to 1997, the Company's personal lines business related primarily to the insurance of residential properties and their contents. The purchase of Shelby and Vesta County Mutual significantly increased the Company's direct writings of personal automobile lines. The following table sets forth the principal line of business distribution of the Company's gross premiums written in its personal lines business for the three years indicated.

                                           YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                      1995            1996            1997
                                 --------------  --------------  --------------
                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
Personal Auto................... $ 11,198  10.6% $  8,379   7.6% $116,594  46.4%
Homeowners......................   70,684  66.9    66,954  61.1    89,799  35.7
Financial Services..............   16,997  16.1    25,945  23.7    38,359  15.3
Other...........................    6,764   6.4     8,383   7.6     6,436   2.6
                                 -------- -----  -------- -----  -------- -----
 Total.......................... $105,643 100.0% $109,661 100.0% $251,188 100.0%
                                 ======== =====  ======== =====  ======== =====

  The Company offers personal auto insurance for preferred, standard and non-standard drivers. In its standard auto line, the Company targets drivers over age 45 with above average driving records. The non-standard auto line covers the full spectrum of non-standard drivers.

  Liability limits up to $500,000 are written on standard auto policies, with an additional $2 million personal umbrella limit also available. For non-standard auto, the Company typically writes minimum basic limits of $50,000 on liability.

  The Company's personal property insurance products cover the full range of homes starting with low-valued dwellings in the $10,000 to $50,000 range, through the middle-valued homes from $50,000 to $150,000, as well as higher valued homes up to $1,000,000. The majority of homes insured are valued between $40,000 and $150,000.

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

  Marketing. Prior to 1997, the Company marketed personal lines in 15 states through approximately 870 agencies, with premium concentrated in the property lines in the Southeast. With the 1997 acquisitions, the Company increased its marketing force to approximately 3,200 agencies in 27 states, balancing the property business throughout. The Company believes its marketing of its personal lines products has benefited from the Company's "A" A.M. Best rating. See "Business--A.M. Best Rating" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Within certain parameters, the agents of the Company are authorized to write policies without approval from the Company. However, all policies are reviewed by Company underwriting staff upon receipt of the application by the Company.

  The following table sets forth the principal geographic distribution of the Company's gross premiums written in its personal lines business for the three years indicated. The states listed below comprise the ten states with the largest gross premiums written for 1997.

                                           YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                      1995            1996            1997
                                 --------------  --------------  --------------
                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
Texas........................... $  6,362   6.0% $  4,588   4.2% $ 50,660  20.2%
Hawaii..........................   30,828  29.2    41,927  38.5    35,686  14.2
Pennsylvania....................        5   0.0        20   0.0    24,455   9.7
Alabama.........................   14,869  14.1    15,348  14.1    18,032   7.2
Tennessee.......................    4,642   4.4     4,367   4.0    15,890   6.3
West Virginia...................      307   0.3       358   0.3    12,823   5.1
Illinois........................      772   0.8     1,482   1.4    12,118   4.8
Ohio............................      355   0.3       541   0.5    10,865   4.3
Mississippi.....................    5,109   4.8     3,950   3.6     7,773   3.1
Indiana.........................        8   0.0     1,767   1.6     6,829   2.7
All Other.......................   42,386  40.1%   35,313  31.8%   56,057  22.4%
                                 -------- -----  -------- -----  -------- -----
 Total.......................... $105,643 100.0% $109,661 100.0% $251,188 100.0%
                                 ======== =====  ======== =====  ======== =====

  The geographic balance reflected above allows for greater profit protection and more cost effective management of the property catastrophe exposures. The Company employs marketing representatives to maintain and expand its agency relationships in its personal lines business. In addition, the Company pays what it believes to be competitive commission rates to its agents and has established a profit sharing plan for agencies, which is based on volume of premiums and loss ratios for business written.

  In earlier years, the Company marketed lower value personal dwelling insurance in six states through agents of Liberty National Life Insurance Company ("LNL"), a subsidiary of Torchmark, pursuant to a written marketing agreement with LNL. However, effective May 1, 1995, LNL terminated this agreement and no longer markets these products through its agents. In 1997, these industrial fire products comprised approximately 4.4% of the Company's gross premiums written in its personal lines business.

  Underwriting. Underwriting of personal lines business is conducted in four locations and performed by the Company's underwriting staff in accordance with specific underwriting authority related to the acceptability of each risk for the appropriate program profile. Management information reports are utilized to measure risk selection and pricing in order to control underwriting performance. The principal underwriting criteria for personal property coverages is a financially stable owner with a well-maintained property. Rates for lower valued properties are surcharged to reflect risk characteristics. Within certain parameters, the agents of the Company are authorized to write policies without approval from the Company.

  It has been the Company's policy generally not to underwrite personal property business in the Southeast within one hundred miles of a coastline (except for Florida which is 10 miles) in order to limit its exposure to typical coastal occurrences such as hurricanes and other types of storms. In the Northeast and West, the Company does not impose as restrictive a criteria for property location. The Company continually monitors and controls its business in order to prudently manage its risk in areas with significant exposure to natural disasters.

Commercial Lines

  The Company provides insurance products covering a select group of property-oriented target classes for which it has developed specific expertise. While the Company typically provides a full spectrum of property, liability, and auto coverage for these target classes, the focus is on small to medium sized property oriented accounts. These target classes include office buildings, shopping centers, hotels, apartment buildings, warehouses and mini-storage facilities, artisan contractors, motorcycle dealerships, and a wide range of retail stores.

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

  Marketing. The Company's commercial lines products are offered in 47 states. The Company uses marketing representatives to market its commercial lines products to independent agents and brokers. These marketing representatives are employees of the Company and are located in areas in which the Company operates and targets business development. Commercial business products have been marketed directly through approximately 1,500 independent agencies. Transportation products are marketed through approximately 45 agencies which specialize in this line of business. The Company believes that its "A" A.M. Best rating and the commissions and profit sharing arrangements it provides to contracted agents have been important factors in the Company's ability to access and maintain profitable commercial property-casualty and transportation business. See "Business--A.M. Best Rating" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The following table sets forth the principal geographic distribution of the Company's direct premiums written in its commercial lines of business for the years indicated. The states listed below comprise the ten states with the largest gross premiums written for 1997.

                                             YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                        1995           1996           1997
                                    -------------  -------------  -------------
                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Texas.............................. $14,801  25.3% $11,035  24.8% $11,804  13.5%
North Carolina.....................   1,671   2.9    1,337   3.0   10,869  12.4
Missouri...........................   6,124  10.5    6,554  14.7    5,429   6.2
Tennessee..........................   1,303   2.2    1,447   3.2    5,336   6.2
Georgia............................   3,441   5.9    1,410   3.2    4,933   5.6
Ohio...............................     690   1.2      846   1.9    4,673   5.3
Alabama............................   3,619   6.2    2,276   5.1    4,290   4.9
Connecticut........................     --    0.0      --    0.0    4,131   4.7
Kentucky...........................   1,823   3.1    1,787   4.0    3,828   4.4
Louisiana..........................   5,432   9.3    3,790   8.5    3,581   4.2
All Other..........................  19,561  33.5   14,091  31.6   28,480  32.6
                                    ------- -----  ------- -----  ------- -----
 Total............................. $58,465 100.0% $44,573 100.0% $87,354 100.0%
                                    ======= =====  ======= =====  ======= =====

  Underwriting. Underwriting of the Company's commercial business and transportation products is centralized in two locations (the Company's home office and the Shelby office) and performed by the Company's underwriting staff in accordance with specific underwriting authority based upon the experience and knowledge level of each underwriter. Risks that are perceived to be more difficult and complex risk exposures are underwritten by the more experienced staff and reviewed by management.

  Many underwriting factors are examined for the commercial business line, such as quality of construction, occupancy and protection against fire and other hazards. Additionally, critical underwriting elements are the financial condition of the owners and their attitude towards safety and loss prevention.

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

  The Company purchases reinsurance separately for its primary insurance business lines and its reinsurance business. Gross written premiums ceded for 1996 were $229.0 million, which constituted 29.8% of the gross premiums written, and for 1997, were $339.7 million, which constituted 39.0% of the gross premiums written. The increase in 1997 was primarily due to Vesta Fire ceding 12 months of premiums in 1997 versus six months of premiums in 1996 to a pro rata reinsurance facility covering substantially all primary and assumed business entered into by Vesta Fire as well as incorporating Shelby's premiums into the reinsurance facility. While the Company seeks to reinsure a signficant portion of its property catastrophe risks, there can be no assurance that losses experienced by the Company will be within the coverage limits of the Company's reinsurance and retrocessional programs.

  The availability and cost of reinsurance and retrocessional coverage may vary significantly over time and are subject to prevailing market conditions. Pricing in this business has decreased due to increased availability of reinsurance market capacity.

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

  Most personal lines claims are adjusted and paid by staff claims adjusters. Management believes that utilizing the Company's trained employee adjusters permits faster, more efficient service at a lower cost.

  Claims settlement authority levels are established for each adjuster or manager based upon such employee's ability and level of experience. Upon receipt, each claim is reviewed and assigned to an adjuster or manager based upon the type of claim. Claims-related litigation is monitored by home office litigation supervisors. The Company emphasizes prompt, fair and equitable settlement of meritorious claims, adequate reserving for claims and controlling of claims adjustment and legal expenses.

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

  The following table provides a reconciliation of beginning and ending liability balances on a GAAP basis for the years indicated:

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1995      1996     1997
                                                   --------  -------- --------
                                                         (IN THOUSANDS)
Losses and LAE reserves at beginning of year...... $120,980  $199,314 $247,224
Losses and LAE incurred:
 Provision for losses and LAE for claims occurring
  in current year.................................  217,293   291,812  296,325
 Increase (decrease) in reserves for claims occur-
  ring in prior years.............................    1,798     3,109  (19,363)
                                                   --------  -------- --------
  Total...........................................  219,091   294,921  276,962
Losses and LAE payments for claims incurred:
 Current year.....................................   92,924   158,408   26,754
 Prior years......................................   47,833    88,603  (22,908)
                                                   --------  -------- --------
  Total...........................................  140,757   247,011    3,846
                                                   --------  -------- --------
Losses and LAE reserve liability at end of year... $199,314  $247,224 $520,340
                                                   ========  ======== ========

  The reconciliation between statutory basis and GAAP basis reserves for each of the three years in the period ended December 31, 1996 is shown on the following page:

 RECONCILIATION OF RESERVES FOR UNPAID LOSSES AND LAE FROM STATUTORY BASIS TO
                                  GAAP BASIS

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1996      1997
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Statutory reserves............................... $150,818  $189,309   386,115
Statutory accounting change......................      --        --    (66,002)
Adjustments for salvage and subrogation..........   (1,273)   (2,376)  (15,553)
Gross-up of amounts netted against reinsurance
 recoverable.....................................   49,769    60,291   215,780
                                                  --------  --------  --------
Reserves on a GAAP basis......................... $199,314  $247,224  $520,340
                                                  ========  ========  ========

  The following table shows the development of the reserves for unpaid losses and loss adjustment expenses from 1987 through 1997 for the Company's insurance subsidiaries on a GAAP basis excluding amounts netted against reinsurance recoverable. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amounts of losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundance (deficiency) exists when the reestimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundance (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

                                                            YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
                            1987     1988     1989     1990     1991     1992     1993     1994     1995     1996      1997
                           -------  -------  -------  -------  -------  -------  -------  ------- -------- --------  --------
                                                                 (IN THOUSANDS)
Liability for unpaid
 losses and LAE.........   $44,597  $40,837  $32,861  $27,823  $21,919  $21,976  $34,647  $77,331 $149,545 $186,933  $299,061
 Paid (cumulative) as of
 One year later.........     7,706   19,730   19,611   11,864   11,890   10,216   18,679   48,007   88,603  (22,908)
 Two years later........    22,139   28,475   24,063   16,078   13,968   13,712   24,153   62,834   39,418
 Three years later......    30,405   32,443   27,692   17,062   15,362   14,074   25,428    9,897
 Four years later.......    32,783   34,549   28,699   17,829   15,671   14,365  (12,097)
 Five years later.......    34,704   35,564   29,265   18,047   15,741  (15,094)
 Six years later........    35,513   36,073   29,366   18,123   (8,460)
 Seven years later......    36,033   36,449   29,390   (2,882)
 Eight years later......    36,361   36,470   10,615
 Nine years later.......    36,400   19,693
 Ten years later........    20,482
 Liability reestimated
  as of
  End of year...........    44,597   40,837   32,861   27,823   21,919   21,976   34,647   77,331  149,545  186,933   299,061
 One year later.........    43,721   42,097   34,078   28,779   21,853   22,595   35,714   79,128  152,654  167,570
 Two year later.........    43,869   42,702   33,304   29,431   21,273   22,341   35,310   81,850  144,075
 Three years later......    44,541   42,665   33,851   28,467   20,902   22,068   35,153   72,488
 Four years later.......    44,181   42,493   33,663   28,316   20,537   21,991   33,347
 Five years later.......    43,170   42,149   33,444   28,027   20,385   22,019
 Six years later........    42,987   42,330   33,113   27,886   22,154
 Seven years later......    42,901   42,090   32,921   30,854
 Eight years later......    42,847   41,903   35,606
 Nine years later.......    42,675   45,631
 Ten years later........    46,616
Cumulative
 redundance/(deficiency).   (2,019)  (4,794)  (2,745)  (3,031)    (235)     (43)   1,300    4,843    5,470   19,363

  As the table above indicates, due to the short tail nature of the Company's business, its claim payout pattern closely tracks increases and decreases in its premium volume.

  The Company reinsured a number of casualty risks in the early 1980's which could result in claims for coverage of asbestos related and other environmental impairment liabilities to the extent that such liabilities were not excluded from the underlying policies. The attachment points in reinsurance treaties relating to these risks are relatively high, and the Company's percentage participation in the layers of reinsurance in which it participates is relatively low. In addition, the Company carries reinsurance which would mitigate the effect of any losses under these treaties. While there exists a possibility that the Company could suffer material loss in the event of a high number of large losses under these treaties, this is unlikely in management's judgment. Management's judgment is based upon, among other things, its experience in the property insurance industry generally, the length of time that has elapsed since these particular treaties were entered into, and the fact that, to management's knowledge, the Company has received no notices of any material environmental claims under these treaties.

INVESTMENTS

  The Company's investment portfolio consists primarily of investment grade fixed income securities. Waddell & Reed Asset Management Company ("WRAMCO"), a subsidiary of Torchmark, provides investment advisory services to the Company subject to investment policies and guidelines established by management. The Company's investments at December 31, 1997 totaled approximately $656.8 million and were classified as follows:

                                                   AMOUNT AT WHICH       % OF
TYPE OF INVESTMENT                              SHOWN ON BALANCE SHEET PORTFOLIO
------------------                              ---------------------- ---------
                                                    (IN THOUSANDS)
Cash and short-term investments................        $140,826          21.4%
United States Government securities............          86,148          13.1
Mortgage-backed securities.....................          60,806           9.3
Corporate bonds................................         196,409          29.9
Foreign government.............................           3,745            .6
Municipal bonds................................         148,458          22.6
Equity securities..............................          20,424           3.1
                                                       --------         ------
  Total........................................        $656,816         100.0%
                                                       ========         ======

  The value of the fixed maturities portfolio, classified by category, as of December 31, 1997, was as follows:

                                                       AMORTIZED COST FAIR VALUE
                                                       -------------- ----------
                                                            (IN THOUSANDS)
United States Government..............................    $ 84,896     $ 86,148
Mortgage-backed securities............................      60,145       60,806
Municipal.............................................     145,567      148,458
Foreign government....................................       3,643        3,745
Corporate.............................................     194,672      196,409
                                                          --------     --------
  Total...............................................    $488,923     $495,566
                                                          ========     ========

  The composition of the fixed maturities portfolio, classified by Moody's rating as of December 31, 1997 was as follows:

                                                       AMORTIZED COST % OF TOTAL
                                                       -------------- ----------
                                                       (IN THOUSANDS)
Aaa...................................................    $219,159       44.8%
Aa....................................................      52,640       10.8
A.....................................................     193,434       39.6
Baa...................................................      22,188        4.5
Ba....................................................       1,502         .3
                                                          --------      -----
  Total...............................................    $488,923      100.0%
                                                          ========      =====

  The NAIC has a bond rating system that assigns securities to classes called "NAIC designations" that are used by insurers when preparing their annual statutory financial statements. The NAIC assigns designations to publicly-traded as well as privately-placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being of the highest quality. As of December 31, 1997, all of the Company's fixed maturities portfolio, measured on a statutory carrying value basis, was invested in securities rated in class 1 by the NAIC, which are considered investment grade. The weighted average maturity of the Company's portfolio at December 31, 1997 was 4.4 years.

  As of December 31, 1997, less than .5% of the Company's fixed maturities portfolio was invested in securities that were rated below investment grade. Less than 4% of the Company's assets were invested in real estate and equity securities, and less than 3% of the Company's assets were invested in collateralized mortgage obligations secured by residential mortgages.

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

  For its assumed reinsurance business, the Company has historically made estimates for its reinsurance reports received subsequent to a period end on a combined underwriting and accident year basis for both statutory and GAAP purposes. During a routine examination by the Alabama Department of Insurance, the Company agreed to revise the accounting for its reinsurance business for statutory purposes. Effective with its year end 1997 statutory filings, Vesta Fire has revised its statutory accounting for its assumed reinsurance business to reflect only accident/calendar year information. The adjustments essentially reversed, in the form of a one-time charge, the cumulative effect of the accounting practice consistently applied over prior years. This statutory revision did not have a material effect on the Company's GAAP financial position or result of operations for 1997.

  In addition to the regulatory supervision of the Company's insurance subsidiaries, the Company is also subject to regulation under the Alabama, Ohio, Indiana, Hawaii and Texas Insurance Holding Company System Regulatory Acts (the "Holding Company Acts"). The Holding Company Acts contain certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. The Holding Company Acts contain special reporting and prior approval requirements with respect to transactions among affiliates. The Alabama Holding Company Act is generally the most significant to the Company since it governs the Company's relationship with Vesta Fire, the Company's principal insurance subsidiary.

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

  Restrictions on Dividends to Stockholders. The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama, Ohio, Indiana and Texas law permits dividends in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or
(ii) the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. Hawaii law limits dividends to the lesser of (i) and (ii) without prior approval. Certain other extraordinary transactions between an insurance company and its affiliates, also are subject to prior approval by the Department of Insurance. Future dividends from the Company's subsidiaries may be limited by business and regulatory considerations. However, based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 1998 without prior approval of regulatory authorities is approximately $35.5 million.

  Insurance Regulation Concerning Change or Acquisition of Control. Certain subsidiaries of the Company are domestic property and casualty insurance companies organized under the insurance codes of Alabama, Ohio, Indiana, Hawaii and Texas (the "Insurance Codes"). The Insurance Codes contain a provision to the effect that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a "Form A") containing certain information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. In Alabama, control is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 5% or more of the voting securities of any other person. In Texas and Hawaii, control is presumed to exist if any person, directly or indirectly, or with members of the person's immediate family, owns, controls, or holds with the power to vote, or if any person other than a corporate officer or director of a person holds proxies representing, 10% or more of the voting securities of any other person.

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

  Any future transactions that would constitute a change in control of the Company would also generally require prior approval by the Insurance Department of Alabama, Ohio, Indiana, Hawaii and Texas and would require preacquisition notification in those states which have adopted preacquisition notification provisions and wherein the insurers are admitted to transact business. Such requirements may deter, delay or prevent certain transactions affecting the control of the Company or the ownership of the Company's common stock, including transactions that could be advantageous to the stockholders of the Company.

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

  Total assessments from insolvency funds, associations and mandatory pools were $998,555, $531,380 and $326,008 for 1995, 1996 and 1997, respectively.
Some of these payments are recoverable through future policy surcharges and premium tax reductions.

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

  NAIC-IRIS Ratios. The NAIC has developed its Insurance Regulatory Information System ("IRIS") to assist state insurance departments in identifying significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. Such changes may not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. In 1996, Vesta Fire had no ratios which varied unfavorably from the "usual value" range. In 1997, Vesta Fire's IRIS ratios may be negatively impacted by the one-time statutory charge.

COMPETITION

  The property and casualty insurance industry is highly competitive on the basis of both price and service. The Company competes for direct business with other stock companies, specialty insurance organizations, mutual insurance companies and other underwriting organizations, some of which are substantially larger and have greater financial resources than the Company. In recent years there has been a trend in the property casualty industry toward consolidation which could result in even more competitive pricing. The Company also faces competition from foreign insurance companies and from "captive" insurance companies and "risk retention" groups (i.e., those established by insureds to provide insurance for themselves.) In the future, the industry, including the Company, may face increasing insurance underwriting competition from banks and other financial institutions.

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

RELATIONSHIP WITH TORCHMARK

  Prior to the initial public offering of its common stock in November 1993, the Company was a wholly owned subsidiary of Torchmark. As of December 31, 1997, Torchmark owned approximately 28% of the issued and outstanding common stock of the Company. R.K. Richey, Chairman of the Executive Committee of the Board of Directors of Torchmark, serves as a director and the Chairman of the Board of the Company and C.B. Hudson, Chairman and Chief Executive Officer of Torchmark, serves as a director of the Company. Prior to its initial public offering, the Company entered into several agreements with Torchmark and certain of its subsidiaries regarding the future relationship of the Company and Torchmark. Among these are a lease agreement, pursuant to which the Company leases its headquarters building, and an investment services agreement, pursuant to which the Company receives investment advice and services in connection with the management of the Company's investment portfolio. Prior to May of 1995, the Company marketed lower value personal dwelling insurance in six states through agents of LNL, pursuant to a written marketing agreement between the Company and LNL. However, LNL terminated this agreement in 1995 and will no longer market these products through its agents.

EMPLOYEES

  As of December 31, 1997, the Company employed 670 persons. The Company's employees are neither represented by labor unions nor are they subject to any collective bargaining agreements. Management knows of no current efforts to establish labor unions or collective bargaining agreements.

                              ITEM 2. PROPERTIES

  The Company leases approximately 62,563 square feet for its home office at 3760 River Run Drive, Birmingham, Alabama under a long-term operating lease from Torchmark Development Corporation, a wholly owned subsidiary of Torchmark Corporation. The Company considers the office facilities to be suitable and adequate for its current level of operations. However, the Company anticipates leasing additional space within the next year to accomodate the further consolidation of the Shelby companies operations.

  HIG leases approximately 8,140 square feet for its operations at 1001 Bishop Street Pacific Tower, Honolulu, Hawaii under a long-term operating lease. The Company considers the office facilities to be suitable and adequate for HIG's current and anticipated level of operations.

  The Company owns an office building with approximately 175,000 square feet located at 175 Mansfield Avenue, Shelby, Ohio for its Shelby operations.

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

  Quarterly high and low market prices of the Company's common stock in 1996 were as follows:

      QUARTER ENDED                                                 HIGH   LOW
      -------------                                                ------ ------
      March 31.................................................... $35.50 $28.25
      June 30.....................................................  36.88  28.13
      September 30................................................  39.75  33.50
      December 31.................................................  38.75  25.63

  Quarterly high and low market prices of the Company's common stock in 1997 were as follows:

      QUARTER ENDED                                                 HIGH   LOW
      -------------                                                ------ ------
      March 31.................................................... $41.50 $30.88
      June 30.....................................................  49.00  32.75
      September 30................................................  59.00  43.63
      December 31.................................................  64.50  54.88

  (b) Number of Holders of Common Stock

     There were 98 shareholders of record on January 15, 1998 including shareholder accounts held in nominee form.

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

  The dividends paid by the Company on its common stock for the past two years were as follows (in thousands):

               QUARTER                         1996 1997
               -------                         ---- ----
            First............................. $708 $697
            Second............................  709  697
            Third.............................  704  701
            Fourth............................  715  703

  Alabama, Hawaii, Ohio, Indiana and Texas impose restrictions on the payment of dividends to the Company by the Company's insurance subsidiaries in excess of certain amounts without prior regulatory approval. The Company does not currently expect that regulatory constraints or other restrictions will affect its ability to declare and pay the quarterly dividends contemplated by the Company's dividend policy described above.

                        ITEM 6. SELECTED FINANCIAL DATA

  The following information should be read in conjunction with the Company's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K.

          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND PERCENTAGE DATA)

                                      YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------
                            1993      1994      1995       1996       1997
                          --------  --------  --------  ----------  ---------
STATEMENT OF OPERATIONS
DATA
 Gross Premiums Written.  $225,428  $354,830  $586,782  $  769,586  $ 870,909
 Net Premiums Written...   158,953   259,710   459,228     540,632    531,164
 Net Premiums Earned....   143,810   259,952   381,802     511,912    522,347
 Net Investment Income..     8,949    12,999    17,972      23,148     35,960
 Investment Gains               (2)     (695)      276          32      3,283
(Losses)................
 Other..................       368       100       216         188      2,094
                          --------  --------  --------  ----------  ---------
 Total Revenues.........   153,125   272,356   400,266     535,280    563,684
                          --------  --------  --------  ----------  ---------
 Losses and LAE             75,369   140,281   219,091     294,920    276,962
Incurred................
 Policy Acquisition and     58,281    88,295   111,806     154,598    170,742
Other Underwriting
Expenses................
 Amortization of               --        --        264         484      4,007
Goodwill................
 Interest Expense.......       --      1,708     5,273      10,059     10,860
                          --------  --------  --------  ----------  ---------
 Total Losses and          133,650   230,284   336,434     460,061    462,571
Expenses................
                          --------  --------  --------  ----------  ---------
 Income From Operations     19,475    42,072    63,832      75,219    101,113
Before Income Tax.......
 Income Tax.............     6,531    12,843    21,133      24,982     35,420
 Deferrable capital            --        --        --          --       5,050
securities interest, net
of income tax...........
 Change in Accounting        1,939       --        --          --         --
(1).....................
                          --------  --------  --------  ----------  ---------
 Net Income.............  $ 14,883  $ 29,229  $ 42,699  $   50,237  $  60,643
                          ========  ========  ========  ==========  =========
 Earnings Per Share,          0.91      1.55      2.27        2.66       3.26
  Before Change in
  Accounting (6)(7).....
 Basic Earnings Per           1.05      1.55      2.27        2.66       3.26
Share (6)(7)............
 Shares used in per         14,268    18,812    18,842      18,860     18,600
share calculation
(6)(7)..................
 Diluted Earnings Per     $   1.05  $   1.55  $   2.25  $     2.62  $    3.18
Share (6)(7)............
 Shares used in per         14,268    18,834    18,970      19,157     19,053
share calculation
(6)(7)..................
BALANCE SHEET DATA (AT
END OF PERIOD)
 Total Investments and    $250,948  $300,186  $422,516  $  427,276  $ 656,816
Cash....................
 Total Assets (2).......   405,691   510,290   817,624   1,013,581  1,675,685
 Reserves For Losses and    78,285   120,980   199,314     247,224    520,340
LAE (2).................
 Long Term Debt.........    28,000    28,000    98,163      98,279     98,602
 Total Liabilities (2)..   196,588   276,415   537,005     694,878  1,207,782
 Deferrable Capital            --        --        --          --     100,000
Securities..............
 Stockholders' Equity...   209,103   233,875   280,619     318,703    367,903
CERTAIN FINANCIAL RATIOS
AND OTHER DATA
 GAAP
 Loss and LAE Ratio.....      52.4%     53.9%     57.4%       57.6%      53.0%
 Underwriting Expense         40.5      34.0      29.3        30.2       32.7
Ratio...................
                          --------  --------  --------  ----------  ---------
 Combined Ratio.........      92.9%     87.9%     86.7%       87.8%      85.7%
                          ========  ========  ========  ==========  =========
 SAP (3)
 Loss and LAE Ratio.....      51.7%     54.0%     57.2%       57.9%      61.6
 Underwriting Expense         40.1      35.4      33.4        31.8       47.9
Ratio...................
                          --------  --------  --------  ----------  ---------
 Combined Ratio.........      91.8%     89.4%     90.6%       89.7%     109.5%(8)
                          ========  ========  ========  ==========  =========
 Net Premiums Written to       .79x     1.18x     1.44x       1.53x      1.49x
Surplus Ratio...........
 Surplus................  $201,752  $212,507  $318,997    $352,695   $355,345
STATUTORY INDUSTRY DATA
(4)
 Combined Ratio for          106.9%    108.4%    106.4%      105.8%     101.6%(5)
Property and Casualty
Insurers................

--------
(1) During the first quarter of 1993, Vesta adopted FASB Statement Number 109, which resulted in a one-time addition to after-tax earnings of $2,321,000. Vesta also adopted FASB Statement No. 106 which resulted in a one-time after tax charge to earnings of $382,000. The implementation of these standards is not expected to have a material impact on future earnings.
(2) Effective as of January 1, 1993, the Company adopted FASB Statement Number
    113. The prior periods have not been restated. See Note J of Notes to Consolidated Financial Statements.
(3) Statutory data have been derived from the financial statements of the Company prepared in accordance with SAP and filed with insurance regulatory authorities.
(4) The statutory industry data are taken from the A. M. Best Company, Aggregates and Averages, 1997 Edition.
(5) 1997 estimate by A. M. Best, Best Week, March 16, 1998 Edition.
(6) Restated for 3-for-2 stock split paid on January 22, 1996.
(7) Effective as of December 31, 1997, the Company adopted FASB 128. The prior periods have been restated. See Note R of Notes to Consolidated Financial Statements.
(8) The statutory combined ratio was negatively impacted by the one-time statutory accounting charge following discussions with the Alabama Department of Insurance during its routine examination. See "Business-- Regulation."

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

  Significant factors influencing results of operations include the supply and demand for property and casualty insurance and reinsurance, as well as the number and magnitude of catastrophic losses such as hurricanes, windstorms, fires and severely cold weather. Premium rate levels are affected by the availability of insurance coverage which is influenced by levels of surplus in the industry and other factors. Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. Pricing in this business has weakened due to increased availability of reinsurance market capacity.

  For its assumed reinsurance business, the Company has historically made estimates for its reinsurance reports received subsequent to a period end on a combined underwriting and accident year basis for both statutory and GAAP purposes. During a routine examination by the Alabama Department of Insurance, the Company agreed to revise the accounting for its reinsurance business for statutory purposes. Effective with its year end 1997 statutory filings, Vesta Fire has revised its statutory accounting for its assumed reinsurance business to reflect only accident/calendar year information. The adjustments essentially reversed, in the form of a one-time charge, the cumulative effect of the accounting practice consistently applied over prior years. This statutory revision did not have a material effect on the Company's GAAP financial position or result of operations for 1997.

  The Company seeks to manage its risk exposure by adjusting the mix and volume of business written in response to changes in price, maintaining extensive reinsurance and retrocessional programs and applying the Company's knowledge of primary insurance markets to its reinsurance business.

  The Company has historically followed a practice of maintaining low retentions in its primary and reinsurance business to reduce the variability of its earnings. As a result of this practice and the Company's focus on short-tail business, the Company's loss reserve levels historically have remained relatively stable from year to year despite changes in premium volume. The Company is continuing to cede portions of insurance risks while using its capital base to gradually increase, on a selective basis, its retention of certain property risks.

  Because catastrophe loss events are by their nature unpredictable, historical results of operations may not be indicative of expected results of future operations. The Company markets its primary personal insurance products throughout the United States. While the Company seeks to reduce its exposure to catastrophic events through the purchase of reinsurance, the occurrence of one or more major catastrophes in any given period could have a material adverse impact on the Company's results of operations and financial condition and result in substantial outflows of cash as losses are paid. In addition, the increased underwritings of catastrophe related reinsurance, and potential residual market assessments may also lead to increased variability in the Company's loss ratio.

  Prior to the Shelby and Vesta County Mutual acquisitions, assumed reinsurance was the dominant line of business, representing 80 percent of 1996 net premiums. As a result of these acquisitions, assumed reinsurance represented 61 percent of 1997 gross premiums. This shift to increase primary writing is consistent with the Company's strategy to focus on property coverages in all of its lines of business while adjusting the mix and volume of its writings and retentions to respond to change in market conditions.

  On December 31, 1996 the Company terminated the 75% pro rata reinsurance contract on its homeowners and dwelling lines of business (excluding HIG) produced through independent agents and also on its homeowners and dwelling lines of business in the financial services business. The cancellation enable the Company to increase its net writings in the personal lines of business.

  In July of 1996, Vesta Fire entered into a pro rata reinsurance facility covering substantially all primary and assumed business in order to provide capital flexibility to take advantage of growth opportunities in the future. This reinsurance facility had the effect of reducing net premiums written in the second half of 1996 by $98.0 million. In 1997, the reinsurance facility had the effect of reducing net written premiums by $155.1 million, including reducing Shelby net written premiums by $37.5 million.

COMPARISON OF THE FISCAL YEAR 1997 TO THE FISCAL YEAR 1996

Premiums, Loss and LAE--Reinsurance

  Gross premiums written for reinsurance decreased by $83.0 million, or 13.5%, to $532.4 million for the year ended December 31, 1997, from $615.4 million for the year ended December 31, 1996. In 1997, the Company's pro rata reinsurance writings of private passenger automobile decreased significantly over 1996. The acquisition of Vesta County Mutual resulted in the shift of $47 million of private passenger automobile writings which had been recorded on the reinsurance line to primary insurance. Additionally, the reinsurance market experienced increased market capacity accompanied by increased price-competition in the private passenger automobile line of business. As a result of these factors, the Company elected to terminate certain accounts. Net premiums written for reinsurance decreased $97.3 million, or 21.8%, to $348.8 million for the year ended December 31, 1997, from $446.1 million for the year ended December 31, 1996. Net premiums earned for reinsurance decreased $82.7 million, or 19.9% to $332.3 million for the year ended December 31, 1997, from $415.0 million for the year ended December 31, 1996. The decreases in net premiums written and net premiums earned are attributable to the decrease in gross premiums written for the year ended December 31, 1997, as well as, the pro-rata reinsurance facility being in place for 12 months in 1997 versus six months in 1996.

  Loss and loss adjustment expenses ("LAE") for reinsurance decreased by $76.3 million, or 30.8% to $171.8 million for the year ended December 31, 1997, from $248.1 for the year ended December 31, 1996. The dollar amount of loss and loss adjustment expenses incurred decreased during 1997 due to the decline in net premiums earned. The loss and LAE ratio for reinsurance for the year ended December 31, 1997 was 51.7% as compared to 59.8% for the year ended December 31, 1996.

Premiums, Loss and LAE--Primary Insurance

  Gross premiums written for primary insurance increased by $184.3 million, or 119.5%, to $338.5 million for the year ended December 31, 1997, from $154.2 million for the year ended December 31, 1996. Included in the $184.3 increase in gross premiums written for primary insurance was $131.5 million of gross premiums written by Shelby. The remaining increase of $52.8 million was primarily due to the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual.

  Net premiums written for primary insurance increased by $87.8 million, or 92.8%, to $182.4 million for the year ended December 31, 1997, from $94.6 million for the year ended December 31, 1996. The increase in net premiums written was largely attributable to the writings from Shelby and the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual. Net premiums earned for primary insurance increased $93.1 million, or 96.1% to $190.0 million for the year ended December 31, 1997, from $96.9 million for the year ended December 31, 1996.

  Loss and loss adjustment expenses ("LAE") for primary insurance increased by $58.4 million, or 124.8% to $105.2 million for the year ended December 31, 1997, from $46.8 million for the year ended December 31, 1996. Included in the $58.4 increase in loss and loss adjustment expenses was $56.8 million in losses incurred by Shelby. The loss and LAE ratio for primary insurance for the year ended December 31, 1997 was 55.4% as compared to 48.3% at December 31, 1996.

  Policy Acquisition Expenses and Other Operating Expenses. Policy acquisition expenses decreased by $4.8 million, or 3.5% to $122.7 million for the year ended December 31, 1997, from $127.5 million for the year ended December 31, 1996. The decrease in policy acquisition expenses is primarily attributable to the decrease in net written premiums. Other operating expenses include administrative costs not directly related to the generation of premium revenue, premium taxes and fees, interest on debt and goodwill amortization. Administrative costs (designated as operating expenses on the statement of operations) increased $17.7 million. The increase in administration costs is primarily attributable to the assimilation and administration of the Shelby operations. The increase in premium taxes and fees is directly related to the increase in direct premiums written. The increase in goodwill amortization is attributable to the $83 million of goodwill acquired on June 30, 1997 in connection with the Shelby acquisition.

  Net Investment Income. Net investment income increased by $12.8 million, or 55.5%, to $35.9 million for the year ended December 31, 1997, from $23.1 million for the year ended December 31, 1996. The weighted average yield on invested assets (excluding realized and unrealized gains) was 5.8% for the year ended December 31, 1997, compared with 5.6% for the year ended December 31, 1996. The increase in net investment income is primarily attributable to an increase in average invested assets relating to the Shelby acquisition.

  Federal Income Taxes. Federal income taxes increased by $10.5 million, or 42%, to $35.5 million for the year ended December 31, 1997. The effective rate on pre-tax income increased from 33.2% to 35.1% for the year ended December 31, 1997.

  Net Income. For the reasons discussed above, net income increased by $10.4 million, or 20.7%, to $60.6 million for the year ended December 31, 1997, from $50.2 million for the year ended December 31, 1996.

COMPARISON OF THE FISCAL YEAR 1996 TO THE FISCAL YEAR 1995

Premiums, Loss and LAE--Reinsurance

  Gross premiums written for reinsurance increased by $192.7 million, or 45.6%, to $615.4 million for the year ended December 31, 1996, from $422.7 million for the year ended December 31, 1995. This growth was largely attributable to an increase in gross premiums written on pro rata business. The growth in pro-rata reinsurance gross premiums written was largely due to growth in existing accounts as well as the addition of new accounts in the 1996 period as compared to the 1995 period. Net premiums written for reinsurance increased $87.8 million, or 24.5%, to $446.1 million for the year ended December 31, 1996, from $358.3 million for the year ended December 31, 1995. Net premiums earned for reinsurance increased $124.3 million, or 42.8% to $415.0 million for the year ended December 31, 1996, from $290.7 million for the year ended December 31, 1995. The increase in net premiums earned is primarily attributable to the increase in net premiums written for the year ended December 31, 1996.

  Loss and loss adjustment expenses ("LAE") for reinsurance increased by $77.0 million, or 45.0% to $248.1 million for the year ended December 31, 1996, from $171.1 for the year ended December 31, 1995. The dollar amount of loss and loss adjustment expenses incurred increased during 1996 due to the growth in premiums earned. The loss and LAE ratio for reinsurance for the year ended December 31, 1996 was 59.8% as compared to 58.9% for the year ended December 31, 1995.

Premiums, Losses and LAE--Primary Insurance

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

  Net premiums written for primary insurance decreased by $6.3 million, or 6.2%, to $94.6 million for the year ended December 31, 1996, from $100.9 million for the year ended December 31, 1995. The decrease in net premiums written was largely attributable to a pro-rata reinsurance facility entered into by Vesta Fire Insurance Corporation ("Vesta Fire") to provide capital flexibility to take advantage of growth opportunities. Net premiums earned for primary insurance increased $5.7 million, or 6.3% to $96.9 million for the year ended December 31, 1996, from $91.2 million for the year ended
December 31, 1995.

  Loss and loss adjustment expenses ("LAE") for primary insurance decreased by $1.2 million, or 2.5% to $46.8 million for the year ended December 31, 1996, from $48.0 million for the year ended December 31, 1995. Loss and LAE ratio for primary insurance for the year ended December 31, 1996 was 48.3% as compared to 52.6% for the year ended December 31, 1995.

  Policy Acquisition Expenses and Other Operating Expenses. Policy acquisition expenses increased by $40.5 million, or 46.6% to $127.5 million for the year ended December 31, 1996, from $87.0 million for the year ended December 31, 1995. Other operating expenses include administrative costs not directly related to the generation of premium revenue, premium taxes and fees, interest on debt and goodwill amortization. Administrative costs (designated as operating expenses on the statement of operations) increased $2.4 million. Premium taxes and fees decreased $109 thousand. Interest on debt increased $4.8 million. Goodwill amortization increased $220 thousand.

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

  As a holding company with no other business operations, the Company relies primarily upon dividend payments from Vesta Fire and Shelby to meet its cash requirements (including its debt service) and to pay dividends to its stockholders. Transactions between Vesta Fire, Shelby and the Company, including the payment of dividends by Vesta Fire and Shelby, are subject to certain limitations under the insurance laws of Alabama. Specifically, Alabama and Texas law permits the payment of dividends in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. Hawaii law limits dividends to the lesser of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year without prior approval. Based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 1998 without prior approval of regulatory authorities is approximately $35.5 million.

  The principal uses of funds at the holding company level are to pay operating expenses, interest on outstanding indebtedness and dividends to stockholders. During the last three years, the insurance subsidiaries of the Company have produced operating results sufficient to fund the needs of the Company. There can be no assurance as to the ability of the Company's insurance subsidiaries to continue to pay dividends at current levels. However, the Company is not aware of any demands or commitments of the insurance subsidiaries that would prevent the payment of dividends to the Company sufficient to meet the anticipated needs (including debt service) of the Company over the next twelve months. See "Business--Regulation."

  During 1997, the Company paid approximately $2.8 million in dividends on its common stock, and it is expected that the Company will pay approximately $2.8 million in 1998. The Company is also required to make semi-annual interest payments of $4.4 million on its $100 million of 8.75% Senior Debentures due 2025, and semi-annual interest payments of $4.3 million on its $100 million of 8.525% Junior Subordinated Deferrable Interest Debentures issued to Vesta Capital Trust I in connection with its sale of $100 million of 8.525% Capital Securities.

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

  The principal sources of funds for the Company's insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. On a consolidated basis, net cash provided from (used in) operations for the year ended December 31, 1997 and 1996, was $(59.2) million and $13.8 million, respectively. The negative cash flow from operations in 1997 related primarily to the return of a loss reserve portfolio relating to a pro rata reinsurance contract commuted at the end of 1996 and the Shelby unearned premium portfolio transfer to the reinsurance facility. These transactions had the combined effect of reducing cash flow from operations by $73.2 million in 1997. Cash flow during 1996 was adversely affected by the settlement of the unearned premium portfolio transfer on the Company's pro rata reinsurance facility. This transaction had the effect of reducing cash flow from operations by $17.6 million in 1996.

  As of December 31, 1997, the Company's investment portfolio consisted of cash and short-term investments (21.4%), U.S. Government securities (13.1%), mortgage-backed securities (9.3%), corporate bonds (29.9%), foreign government securities (0.6%), municipal bonds (22.6%) and equity securities (3.1%). According to Moody's, 95.2% of the Company's portfolio is rated A or better. The

Company expects current cash flow to be sufficient to meet operating needs, although invested assets have been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs. Beginning in June of each year, the Company begins to increase its holdings of cash and short-term investments. This practice facilitates the Company's ability to meet its higher short-term cash needs during the hurricane season. See "Business-- Investments."

  On November 1, 1996, the Company instituted a stock repurchase program under which the Company may purchase up to two million shares of its common stock in the open market at prevailing prices or in privately negotiated transactions, depending on market conditions, stock price and other factors. In 1996, the Company purchased a total of 375,000 shares of its common stock under this program for an aggregate purchase price of $10.2 million (average cost of $27.31 per share). In 1997, the Company purchased a total of 370,900 shares of its common stock for an aggregate purchase price of $21.1 million (average cost of $57.06 per share). Purchases to date have been funded from available working capital and the repurchased shares are being held in treasury to be used for ongoing stock issuances such as issuances under the Company's incentive compensation and stock option programs.

  On January 31, 1997, Vesta Capital Trust I, a Delaware business trust controlled by the Company, sold $100 million of its 8.525% Capital Securities. These securities have a 30 year maturity and are not redeemable except in certain limited circumstances. These securities were sold in a private placement transaction to qualified institutional buyers and were not registered under Securities Act of 1933 pursuant to an exemption from registration provided by Rule 144A promulgated thereunder. A portion of the proceeds from the sale of these capital securities were used to repay indebtedness under the Company's existing lines of credit and the remainder is for general corporate purposes.

  After the close of business on June 30, 1997, the Company completed its acquisition of Shelby, which are property and casualty insurance companies headquartered in Ohio for $260.9 million. The acquired subsidiaries had $648 million of assets and approximately $217 million of stockholders' equity at June 30, 1997. The Company funded the payment of the purchase price for this acquisition with available cash on hand, short term investments, cash available from its insurance subsidiaries and with funds available under its line of credit. The Company does not believe that the payment of the purchase price as described above will have an adverse impact on the Company's liquidity.

  The company is heavily dependent upon computer systems for all phases of its operations. The year 2000 issue--common to most corporations--concerns the inability of certain software and databases to properly recognize date sensitive information beginning January 1, 2000. This problem could result in a material disruption to the company's operations, if not corrected. The company has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. In 1997 resources were committed and implementation began to modify the affected information systems. Total costs related to the project are estimated to be approximately $3.5 million, of which $1.1 million was spent in 1997. Substantially all remaining costs will be expended in 1998. Implementation is currently on schedule. The degree of success of this project cannot be determined at this time. However, management believes that the final outcome will not have a material adverse affect on the operations of the company.

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

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Independent Auditors' Report..............................................  30
Consolidated Balance Sheets at December 31, 1996 and 1997.................  31
Consolidated Statements of Operations for each of the years in the three-
 year period
 ended December 31, 1997..................................................  32
Consolidated Statements of Stockholders' Equity for each of the years in the three-year period
 ended December 31, 1997..................................................  33
Consolidated Statements of Cash Flows for each of the years in the three-
 year period
 ended December 31, 1997..................................................  34
Notes to Consolidated Financial Statements................................  35

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vesta Insurance Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Birmingham, Alabama
March 27, 1998

                          VESTA INSURANCE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                           AT DECEMBER 31,
                                                        ----------------------
                                                           1996        1997
                                                        ----------  ----------
Assets:
 Investments:
  Fixed maturities available for sale--at fair value
    (cost: 1996--$306,026; 1997--$488,923)............. $  308,898  $  495,566
  Equity securities--at fair value: (cost: 1996--
$4,365; 1997--$10,921).................................      8,326      20,424
  Short-term investments...............................    105,415     119,025
                                                        ----------  ----------
   Total investments...................................    422,639     635,015
 Cash..................................................      4,637      21,801
 Accrued investment income.............................      5,392      15,799
 Premiums in course of collection (net of allowances
  for losses of
  $70 in 1996 and $654 in 1997)........................    259,275     331,155
 Reinsurance balances receivable.......................    115,768     315,534
 Reinsurance recoverable on paid losses................     69,698      84,500
 Deferred policy acquisition costs.....................     75,532     101,299
 Property and equipment................................      3,920      18,093
 Income tax receivable.................................      2,110      26,474
 Other assets..........................................     47,271      29,874
 Goodwill..............................................      7,339      96,141
                                                        ----------  ----------
   Total assets........................................ $1,013,581  $1,675,685
                                                        ==========  ==========
Liabilities:
 Reserves for:
  Losses and loss adjustment expenses..................    247,224     520,340
  Unearned premiums....................................    228,325     365,052
                                                        ----------  ----------
                                                           475,549     885,392
 Deferred income taxes.................................     21,463      52,002
 Reinsurance balances payable..........................     51,162      74,466
 Other liabilities.....................................     26,425      52,320
 Short term debt.......................................     22,000      45,000
 Long term debt........................................     98,279      98,602
                                                        ----------  ----------
   Total liabilities...................................    694,878   1,207,782
Commitments and contingencies
Deferrable Capital Securities..........................         --     100,000
Stockholders' equity
 Preferred stock, 5,000,000 shares authorized, none
issued.................................................         --          --
 Common stock, $.01 par value, 32,000,000 shares
  authorized,
  issued: 1996--18,970,695 shares; 1997--18,970,695....        190         190
 Additional paid-in capital............................    161,037     162,550
 Unrealized investment gains, net of applicable taxes..      4,442       9,829
 Retained earnings.....................................    166,795     224,641
 Receivable from issuance of restricted stock..........     (3,207)     (3,891)
 Treasury stock........................................    (10,554)    (25,416)
                                                        ----------  ----------
   Total stockholders' equity..........................    318,703     367,903
                                                        ----------  ----------
   Total liabilities and stockholders' equity.......... $1,013,581  $1,675,685
                                                        ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                      FOR THE YEAR ENDED
                                                         DECEMBER 31,
                                                  ----------------------------
                                                    1995      1996      1997
                                                  --------  --------  --------
Revenues:
 Net premiums written...........................  $459,228  $540,632  $531,164
 (Increase) decrease in unearned premiums.......   (77,426)  (28,720)   (8,817)
                                                  --------  --------  --------
 Net premiums earned............................   381,802   511,912   522,347
 Net investment income..........................    17,972    23,148    35,960
 Realized investment gains (losses).............       276        32     3,283
 Other..........................................       216       188     2,094
                                                  --------  --------  --------
   Total revenues...............................   400,266   535,280   563,684
Expenses:
 Losses incurred................................   206,513   273,090   252,098
 Loss adjustment expenses incurred..............    12,578    21,830    24,864
 Policy acquisition expenses....................    87,022   127,503   122,743
 Operating expenses.............................    18,747    21,167    38,913
 Premium taxes and fees.........................     6,037     5,928     9,086
 Interest on debt...............................     5,273    10,059    10,860
 Goodwill amortization..........................       264       484     4,007
                                                  --------  --------  --------
   Total expenses...............................   336,434   460,061   462,571
Net income before income taxes..................    63,832    75,219   101,113
Income taxes....................................    21,133    24,982    35,420
Deferrable capital securities interest, net of          --        --     5,050
income tax......................................
                                                  --------  --------  --------
  Net income....................................  $ 42,699  $ 50,237  $ 60,643
                                                  ========  ========  ========
  Basic net income per common share.............  $   2.27  $   2.66  $   3.26
                                                  ========  ========  ========
  Diluted net income per common share...........  $   2.25  $   2.62  $   3.18
                                                  ========  ========  ========



          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                                         RECEIVABLE
                                           ADDITIONAL                                       FROM
                          PREFERRED COMMON  PAID-IN     UNREALIZED   RETAINED  TREASURY  RESTRICTED
                            STOCK   STOCK   CAPITAL   GAINS/(LOSSES) EARNINGS   STOCK      STOCK
                          --------- ------ ---------- -------------- --------  --------  ----------
Balance, December 31,
  1994..................       --    188    158,051        (258)      79,271        --     (3,377)
Net income..............       --     --         --          --       42,699        --         --
Issuance of stock.......       --      1      1,297          --           --        --         --
Change in restricted
 stock receivable.......       --     --         --          --           --        --        215
Treasury stock
 acquisitions...........       --     --         --          --           --      (520)        --
Common dividends
 declared
 (0.20 per share).......       --     --         --          --       (2,512)       --         --
Net change in unrealized
 gains..................       --     --         --       5,463           --        --         --
Tax Benefit from
 exercise of stock
 options................       --     --        101          --           --        --         --
                            -----    ---    -------       -----      -------   -------     ------
Balance, December
  31,1995...............       --    189    159,449       5,205      119,458      (520)    (3,162)
Net income..............       --     --         --          --       50,237        --         --
Issuance of stock.......       --      1      1,188          --           --        --         --
Change in restricted
 stock receivable.......       --     --         --          --           --        --        (45)
Treasury stock
 acquisitions...........       --     --         --          --           --   (10,597)        --
Treasury stock issued
 for options exercised..       --     --         63          --          (64)      563         --
Common dividends
 declared (0.15 per
 share).................       --     --         --          --       (2,836)       --         --
Net change in unrealized
 gains..................       --     --         --        (763)          --        --         --
Tax benefit from
 exercise of stock
 options................       --     --        337          --           --        --         --
                            -----    ---    -------       -----      -------   -------     ------
Balance, December
  31,1996...............       --    190    161,037       4,442      166,795   (10,554)    (3,207)
Net income..............       --     --         --          --       60,643        --         --
Change in restricted
 stock receivable.......       --     --         --          --           --        --       (684)
Treasury stock
acquisitions............       --     --         --          --           --   (21,164)        --
Treasury stock issued
 for options exercised..       --     --     (1,061)         --           --     6,302         --
Common dividends
 declared (0.15 per
 share).................       --     --         --          --       (2,797)       --         --
Net change in unrealized
 gains..................       --     --         --       5,387           --        --         --
Tax benefit from
 exercise of stock
 options................       --     --      2,574          --           --        --         --
                            -----    ---    -------       -----      -------   -------     ------
Balance, December
  31,1997...............       --    190    162,550       9,829      224,641   (25,416)    (3,891)
                            =====    ===    =======       =====      =======   =======     ======



          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                     FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                                 -----------------------------
                                                   1995      1996      1997
                                                 ---------  -------  ---------
Operating Activities:
 Net income....................................  $  42,699  $50,237  $  60,643
 Adjustments to reconcile net income to cash
provided from operations:
  Changes in:
   Loss and LAE reserves.......................     63,986   47,910    (27,199)
   Unearned premium reserves...................     67,514   59,813     38,350
   Accrued income taxes........................      5,887    3,794     (2,140)
   Reinsurance balances payable................       (214) (18,201)    23,304
   Other liabilities...........................      3,868   14,126      3,327
   Premiums in course of collection............   (110,088) (74,558)  (165,188)
   Reinsurance recoverable on paid losses......    (16,295) (25,363)    (9,790)
   Other assets................................     (5,195) (39,632)    25,747
  Policy acquisition costs deferred............    (73,466) (60,797)  (112,900)
  Policy acquisition costs amortized...........     38,419   53,096    105,209
  Investment (gains) losses....................       (276)     (32)    (3,283)
  Amortization and depreciation................      3,229    3,562      4,803
  Loss on disposition of property, plant,             (213)    (115)       (38)
equipment......................................
                                                 ---------  -------  ---------
   Net cash provided from (used in) operations.     19,855   13,840    (59,155)
Investing Activities:
 Investments sold or matured:
 Fixed maturities held to maturity--matured,        18,316      --         --
     called....................................
 Fixed maturities available for sale--sold.....      7,664      --     283,723
 Fixed maturities available for sale--matured,      46,940   43,811        --
     called....................................
 Equity securities.............................      2,738      --       2,291
 Real estate...................................        554      --         --
 Investments acquired:
 Fixed maturities available for sale...........   (138,680) (37,239)   (52,871)
 Equity securities.............................        (82)  (7,326)       --
 Net cash paid for acquisition(1)..............    (35,974)     --    (245,811)
 Net (increase) in short-term investments......    (17,571)  (9,490)   (13,610)
 Additions to property and equipment...........     (2,604)  (1,754)    (4,182)
 Dispositions of property and equipment........        533      236        289
                                                 ---------  -------  ---------
   Net cash used in investing activities.......   (118,166) (11,762)   (30,171)
Financing Activities:
 Long-term borrowing...........................    (28,000)     --         --
 Issuance of long & short term debt and            113,162    7,116    123,321
deferrable capital securities..................
 Issuance of treasury stock....................        --       563      6,302
 Acquisition of treasury stock.................       (520) (10,597)   (21,164)
 Dividends paid................................     (2,512)  (2,836)    (2,797)
 Exercise of stock options.....................      1,614    1,481        828
                                                 ---------  -------  ---------
   Net cash provided from (used in) financing       83,744   (4,273)   106,490
activities.....................................
                                                 ---------  -------  ---------
Increase (decrease) in cash....................    (14,567)  (2,195)    17,164
Cash at beginning year.........................     21,399    6,832      4,637
                                                 ---------  -------  ---------
Cash at end of year............................  $   6,832  $ 4,637  $  21,801
                                                 =========  =======  =========

--------
(1) Vesta acquired The Hawaiian Insurance & Guaranty Company, Limited on June 19, 1995 and the operating subsidiaries of Anthem Casualty Insurance Group, Inc. on June 30, 1997.

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

  Financial Statement Presentation: Vesta Insurance Group, Inc. (Vesta) was incorporated by Torchmark Corporation on July 9, 1993 and capitalized on July 16, 1993 with a $50 million contribution from Torchmark and the contribution from Torchmark of all of the outstanding common stock of J. Gordon Gaines, Inc., Liberty National Reinsurance Company, Ltd, and Vesta Fire Insurance Corporation and its wholly-owned subsidiaries. On November 18, 1993, the Company completed an initial public offering of common stock which resulted in proceeds to the Company of approximately $51 million. At year-end 1997, Torchmark held approximately 28% of the outstanding common stock of the Company with the balance publicly traded.

  Nature of Operations: The Company is a holding company for a group of property and casualty insurance companies (the "Vesta Group") that offer treaty reinsurance and primary insurance on personal and commercial risks. The lead insurer in the Vesta Group is Vesta Fire Insurance Corporation ("Vesta Fire"). In both its reinsurance and primary insurance operations, the Company focuses primarily on property coverages. Gross premiums written by the Company in 1997 totalled $870.9 million. Gross premiums written in the reinsurance line were $532.4 million in 1997, substantially all of which were on personal (including automobile) risks and commercial property risks. Also, property (including auto physical damage) risks accounted for approximately 86% of the Company's gross premiums written in all lines in 1997.

  The availability and cost of reinsurance and retrocessional coverage may vary significantly over time and are subject to prevailing market conditions. Pricing on both assumed and ceded reinsurance weakened slightly due to increased availability of reinsurance market capacity.

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

  Recognition of Premium Revenue: Earned premiums on primary business are generally recognized as revenue on a pro rata basis over the policy term. Earned premiums on assumed reinsurance are recognized as revenue when reported by the cedant. Also, due to the delay in reporting from its reinsurance cedants, the Company accrues unreported premium revenue on its assumed reinsurance business based on historical experience. Historically, the Company has made estimates for its reinsurance reports received subsequent to a period end on a combined underwriting and accident year basis. These accrued premiums are necessarily based on estimates and, while management believes that the accruals are reasonable, the ultimate reported premium may be less than or in excess of the amounts accrued.

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

  Income Per Share: The Company adopted SFAS 128, "Earnings per share," effective year end 1997. This standard requires the dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement and a reconciliation of basic EPS to diluted EPS. As required by SFAS 128, all prior-period EPS data has been restated for comparability. Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Weighted average common shares outstanding for each period are as follows: 1997 18,600,000, 1996 18,860,000, 1995 18,842,000. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares. Weighted average diluted shares outstanding for each period are as follows: 1997 19,053,000, 1996 19,157,000, 1995 18,970,000.

  Recently Issued Accounting Standards: In June 1997, the FASB issued Financial Accounting Statement No. 130, Reporting Comprehensive Income, ("FAS130") and Financial Accounting Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FAS131"). FAS130 establishes reporting and presentation standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. FAS130 is effective for both interim and annual financial statements issued for periods beginning after December 15, 1997, and also applies to financial statements presented for prior periods. FAS131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise's decision makers use to assess performance and make decisions about resource allocation. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. FAS131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. The Company adopted FAS130 and FAS131 on January 1, 1998.

NOTE B--STATUTORY ACCOUNTING

  Insurance subsidiaries of Vesta are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. The tables set forth below reflect the effect of a one-time charge in certain statutory accounts in 1997 following discussion with the Alabama Department of Insurance during its current routine examination. Consolidated net income and stockholders' equity on a statutory basis for the insurance subsidiaries were as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1995     1996     1997
                                                      -------- -------- --------
      Net income..................................... $ 14,745 $ 46,745 $  1,529
      Stockholders' equity...........................  318,997  352,695  355,345

  The excess, if any, of stockholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to its stockholders without regulatory approval.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS) NOTE B--STATUTORY ACCOUNTING (CONTINUED)

  A reconciliation of Vesta's insurance subsidiaries' statutory net income to Vesta's consolidated GAAP net income is as follows:

                                                YEAR ENDED DECEMBER 31,
                                              -----------------------------
                                                1995      1996      1997
                                              --------  --------  ---------
      Statutory net income................... $ 14,745  $ 46,745  $   1,529
      Premium and expense accrual............      --        --       6,903
      Deferral of acquisition costs..........   73,466    60,797    112,156
      Amortization of acquisition costs......  (38,419)  (53,096)  (105,210)
      Differences in insurance policy             (571)    1,104     13,177
      liabilities............................
      Reinsurance premium and loss accrual...      --        --      44,936 (1)
      Deferred income taxes..................   (6,609)   (5,499)   (10,709)
      Income of non-insurance entities.......        3       670      1,592
      Investment gains.......................      348       --         276
      Goodwill amortization..................     (263)     (484)    (4,007)
                                              --------  --------  ---------
      GAAP net income........................ $ 42,699  $ 50,237  $  60,643
                                              ========  ========  =========

  A reconciliation of Vesta's insurance subsidiaries' statutory stockholders' equity to Vesta's consolidated GAAP stockholders' equity is as follows:

                                               YEAR ENDED DECEMBER 31,
                                             ------------------------------
                                               1995       1996      1997
                                             ---------  --------  ---------
      Statutory stockholder's equity........ $ 318,997  $352,695  $ 355,345
      Differences in insurance policy
      liabilities...........................     1,273     2,376     22,456
      Deferred acquisition costs............    67,831    75,532    101,298
      Deferred income taxes.................   (16,089)  (21,463)   (28,523)
      Nonadmitted assets....................    (1,111)    1,267        297
      Goodwill..............................     7,522     7,339     96,141
      Net liabilities of non-insurance
      entities..............................  (103,198) (101,915)  (230,231)
      Reinsurance premium and loss accrual..       --        --      44,936 (1)
      Unrealized gain on investments........     5,394     2,872      6,184
                                             ---------  --------  ---------
      GAAP stockholders' equity............. $ 280,619  $318,703  $ 367,903
                                             =========  ========  =========

--------
(1) Effective with its year end 1997 statutory filings, Vesta Fire has revised its statutory accounting for its assumed reinsurance business to reflect only accident/calendar year information. The adjustments essentially reversed, in the form of a one-time charge, the cumulative effect of the Company's prior practice of making estimates for reinsurance assumed on a combined underwriting and accident year basis, the accounting practice consistently applied over prior years.

NOTE C--INVESTMENT OPERATIONS

  Investment income is summarized as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1995     1996     1997
                                                      -------  -------  -------
      Fixed maturities............................... $13,839  $16,668  $23,876
      Equity securities..............................     108      199      248
      Short-term investments.........................   4,566    6,982   12,763
                                                      -------  -------  -------
                                                       18,513   23,849   36,887
      Less investment expense........................    (541)    (701)    (927)
                                                      -------  -------  -------
      Net investment income.......................... $17,972  $23,148  $35,960
                                                      =======  =======  =======

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS) NOTE C--INVESTMENT OPERATIONS (CONTINUED)

  An analysis of gains (losses) from investments is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                     1995     1996     1997
                                                    -------  -------  -------
      Realized investment gains (losses) from:
       Fixed maturities............................ $   (78) $  (139) $ 3,000
       Real estate.................................     300      --       --
       Equity securities...........................      54      171      283
                                                    -------  -------  -------
                                                        276       32    3,283
                                                    =======  =======  =======
      Net change in unrealized investment gains
      (losses) on:
       Fixed maturities available for sale......... $ 7,402  $(2,523) $ 3,772
       Equity securities available for sale........   1,001    1,349    5,542
       Applicable tax..............................  (2,940)     411   (3,927)
                                                    -------  -------  -------
      Net change in unrealized gains (losses)...... $ 5,463  $  (763) $ 5,387
                                                    =======  =======  =======
      Net increase (decrease) in fair value
       relative to amortized cost of fixed
       maturities during the year.................. $12,985  $(2,523) $ 3,772
                                                    =======  =======  =======

  A summary of fixed maturities and equity securities by amortized cost and estimated fair value at December 31, 1995 and 1996 is as follows:

                                                   GROSS      GROSS
                                       AMORTIZED UNREALIZED UNREALIZED   FAIR
1996:                                    COST      GAINS      LOSSES    VALUE
-----                                  --------- ---------- ---------- --------
Fixed maturities available for sale:
 United States Government............. $ 37,398   $   246      $ 69    $ 37,576
 States, municipalities and political
  subdivisions........................  155,966     1,705        48     157,623
 Foreign governments..................    2,000         6         0       2,006
 Corporate............................  102,902     1,187        78     104,011
 Mortgage-backed securities, GNMA
  collateral..........................    7,760        13        91       7,682
                                       --------   -------      ----    --------
  Total Fixed Maturities..............  306,026     3,157       286     308,898
Equity securities.....................    4,365     3,961         0       8,326
                                       --------   -------      ----    --------
  Total portfolio..................... $310,391   $ 7,118      $286    $317,224
                                       ========   =======      ====    ========
1997:
-----
Fixed maturities available for sale:
 United States Government............. $ 84,896   $ 1,348      $ 96    $ 86,148
 States, municipalities and political
  subdivisions........................  145,567     2,891         0     148,458
 Foreign governments..................    3,643       102         0       3,745
 Corporate............................  194,672     1,844       107     196,409
 Mortgage-backed securities, GNMA
  collateral..........................   60,145       743        82      60,806
                                       --------   -------      ----    --------
  Total Fixed Maturities..............  488,923     6,928       285     495,566
Equity securities.....................   10,921     9,503         0      20,424
                                       --------   -------      ----    --------
  Total portfolio..................... $499,844   $16,431      $285    $515,990
                                       ========   =======      ====    ========

  A schedule of fixed maturities held for investment by contractual maturity at December 31, 1997 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS) NOTE C--INVESTMENT OPERATIONS (CONTINUED)

                                                             AMORTIZED   FAIR
                                                               COST     VALUE
                                                             --------- --------
     Due in one year or less................................ $ 99,960  $100,201
     Due from one to five years.............................  210,805   213,262
     Due from five to ten years.............................  117,617   120,843
     Due in ten years or more...............................      396       454
                                                             --------  --------
                                                              428,778   434,760
     Mortgage backed securities, including
      GNMA's and GNMA collateral............................   60,145    60,806
                                                             --------  --------
     Total.................................................. $488,923  $495,566
                                                             ========  ========

  Proceeds from sales of fixed maturities were $8 million in 1995, $40 million in 1996 and $284 million in 1997. Gross gains realized on those sales were $273 thousand in 1995, $23 thousand in 1996 and $3,386 thousand in 1997. Gross losses on those sales were $351 thousand in 1995, $161 thousand in 1996 and $329 thousand in 1997.

NOTE D--PROPERTY AND EQUIPMENT

  A summary of property and equipment used in the business is as follows:

                                         DECEMBER 31, 1996   DECEMBER 31, 1997
                                        ------------------- --------------------
                                               ACCUMULATED          ACCUMULATED
                                         COST  DEPRECIATION  COST   DEPRECIATION
                                        ------ ------------ ------- ------------
      Building and real estate......... $  --     $  --     $16,518   $ 8,415
      Data processing equipment........  2,610     1,990      7,383     2,557
      Furniture and office equipment...  3,099     1,467      3,952     1,776
      Other............................  2,035       367      3,744       756
                                        ------    ------    -------   -------
                                        $7,744    $3,824    $31,597   $13,504
                                        ======    ======    =======   =======

  Depreciation expense on property and equipment used in the business was $1,037 thousand, $1,415 thousand, and $2,940 thousand in each of the years 1995, 1996, 1997.

NOTE E--DEFERRED POLICY ACQUISITION COSTS

  Deferred policy acquisition costs for the years ended December 31, 1995 1996 and 1997 are summarized as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1995      1996      1997
                                                  --------  --------  ---------
      Balance at beginning of year..............  $ 32,784  $ 67,831  $  75,532
      Deferred policy acquisition costs acquired
       from Anthem Casualty Group...............       --        --      18,076
      Deferred during period....................    73,466    60,797    112,900
      Amortized during period...................   (38,419)  (53,096)  (105,209)
                                                  --------  --------  ---------
      Balance at end of year....................  $ 67,831  $ 75,532  $ 101,299
                                                  ========  ========  =========

  Commissions comprise the majority of the additions to deferred policy acquisition costs in each year.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS)

NOTE F--RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

  The table below presents a reconciliation of beginning and ending loss and loss adjustment expense reserves for the last three years:

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1995      1996       1997
                                                 --------  ---------  --------
   Losses and LAE reserves at beginning of       $120,980  $ 199,314  $247,224
   year........................................
   Increases (decreases) in provision for
   losses and LAE for claims incurred:
    Current year...............................   217,293    291,812   296,325
    Prior year.................................     1,798      3,109   (19,363)
   Losses and LAE payments for claims incurred:
    Current year...............................   (92,924)  (158,408)  (26,754)
    Prior year.................................   (47,833)   (88,603)   22,908
                                                 --------  ---------  --------
   Gross loss and LAE reserves.................  $199,314  $ 247,224  $520,340
                                                 ========  =========  ========

NOTE G--RELATED PARTY TRANSACTIONS

  Vesta leases office space from Torchmark Development Corporation, a wholly owned subsidiary of Torchmark. Rent expense of $494 thousand, $566 thousand and $718 thousand was charged to operations for the years ended December 31, 1995, 1996 and 1997, respectively, related to this lease agreement.

  Waddell & Reed Asset Management Company, a subsidiary of Torchmark ("WRAMCO"), provides investment advice and services to the Company and its subsidiaries in connection with the management of their respective portfolios pursuant to an Investment Services Agreement. The Company paid $222 thousand, $409 thousand and $394 thousand in fees to WRAMCO pursuant to the Investment Services Agreement in 1995, 1996 and 1997, respectively.

  On September 13, 1993, Vesta Fire Insurance Corporation, a wholly owned subsidiary of the Company ("Vesta Fire"), and Liberty National Life Insurance Company ("Liberty National"), a wholly owned subsidiary of Torchmark, entered into a Marketing and Administrative Services Agreement, pursuant to which Vesta Fire marketed certain of its industrial fire insurance products through agents of Liberty National. Under this agreement, Liberty National pays to Vesta Fire an amount equal to all premiums collected by Liberty National after deducting all expenses incurred by Liberty National which are directly attributable to the industrial fire insurance products and after deducting a fee for administrative services. Such fee for 1995, 1996 and 1997 was $2,305 thousand, $1,702 thousand and $1,353 thousand, respectively. This agreement was terminated effective April 30, 1995, and these products are no longer marketed through Liberty National agents. However, Liberty National continues to service the existing business.

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

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS)

  Leases: The Company leases office space for its home office and HIG under operating lease arrangements. These leases contain various renewal options and escalation clauses. Rental expense for operating leases was $706 thousand, $1,014 thousand, and $1,206 thousand, for the years ending December 31, 1995, 1996, and 1997, respectively. Future minimum rental commitments required under these leases are approximately $1.5 million per year.

  Restrictions on Dividends: Vesta relies on dividends from its subsidiaries to meet its cash requirements and to pay dividends to its stockholders. The payment of dividends by Vesta's insurance subsidiaries are subject to certain limitations imposed by the insurance laws of the States of Alabama, Indiana, Ohio, Hawaii and Texas. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama, Indiana, Ohio, Texas and most other states that regulate Vesta's operations permit dividends in any year which together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the net income for the preceding year, with larger dividends payable only upon prior regulatory approval. Hawaii law limits dividends to the lesser of (i) and (ii) without prior approval. Certain other extraordinary transactions between an insurance company and its affiliates, including sales, loans or investments which in any twelve-month period aggregate at least 3% of its admitted assets or 25% of its statutory capital and surplus, also are subject to prior approval by the Department of Insurance. Based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 1998 without prior approval of regulatory authorities is approximately $35.5 million.

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

  Concentrations of Credit Risk: Vesta maintains a highly-diversified investment portfolio with limited concentrations in any given region, industry, or economic characteristic. At December 31, 1997, the investment portfolio consisted of securities of the U.S. government or U.S. government backed securities (13.1%); mortgage backed securities, GNMA collateral (9.3%); investment grade corporate bonds (29.9%); cash and short-term investments (21.4%); securities of state and municipal governments (22.6%); securities of foreign governments (.6%); and corporate common stocks (3.1%). Corporate equity and debt investments are made in a wide range of industries. All of Vesta's investments at year-end 1997 were rated investment-grade.

  At December 31, 1997, the Company has unsecured reinsurance recoverables from six reinsurers that are in excess of 2% of statutory surplus, the largest of which is $34 million.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS)

NOTE I--SUPPLEMENTAL DISCLOSURES FOR CASH FLOW STATEMENT

  The following table summarizes Vesta's non-cash transactions, which are not reflected on the Statement of Cash Flow, as required by GAAP:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                           1995    1996   1997
                                                         --------- -------------
     Paid in capital from tax benefit of stock option    $     101 $ 337 $ 2,574
     exercises.........................................
     Transfer of fixed maturities from held to maturity
      to available for sale............................   $121,627 $ --  $   --

  The following table summarizes certain amounts paid during the period as required by GAAP:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                      1995    1996    1997
                                                     ------- ------- -------
     Interest paid.................................. $ 5,253 $ 9,494 $15,113
     Income taxes paid.............................. $14,989 $21,500 $22,571

NOTE J--REINSURANCE

  Vesta engages in reinsurance ceded transactions as part of its overall underwriting and risk management strategy. Vesta's reinsurance ceded programs include coverages which limit the amount of individual claims to a fixed amount or percentage and which limit the amount of claims related to catastrophes.

  The effect on premiums earned and losses and loss adjustment expenses incurred of all reinsurance ceded transactions are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1995     1996     1997
                                                      -------- -------- --------
     Reinsurance ceded:
      Premiums ceded................................. $117,654 $195,202 $300,968
      Losses and loss adjustment expenses recovered
       and recoverable...............................   90,522  134,756  361,774

  The amounts deducted from reserves for unpaid losses and loss adjustment expenses and unearned premiums that Vesta would remain liable for should reinsuring companies be unable to meet their obligations are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                          1996         1997
                                                       ----------- ------------
     Losses and loss adjustment expense............... $    60,343 $    215,780
     Unearned premiums................................      55,477       94,253

  Vesta engages in assumed reinsurance transactions as part of its overall business strategy. The effect on premiums earned and losses and loss adjustment expenses of all assumed reinsurance transactions, including involuntary pools, are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1995     1996     1997
                                                      -------- -------- --------
     Premiums assumed................................ $359,546 $545,290 $535,595
     Losses and loss adjustment expenses assumed.....  201,152  331,972  331,497

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS) NOTE J--REINSURANCE (CONTINUED)

  The effect of reinsurance on premiums written and earned is as follows:

                                     1995                  1996                 1997
                              --------------------  --------------------  ------------------
                               WRITTEN    EARNED     WRITTEN    EARNED    WRITTEN    EARNED
                              ---------  ---------  ---------  ---------  --------  --------
     Direct.................. $ 163,005  $ 139,910  $ 153,413  $ 161,824  $294,950  $287,720
     Assumed.................   423,777    359,546    616,173    545,290   575,959   535,595
     Ceded...................  (127,554)  (117,654)  (228,954)  (195,202) (339,745) (300,968)
                              ---------  ---------  ---------  ---------  --------  --------
       Net premiums.......... $ 459,228  $ 381,802  $ 540,632  $ 511,912  $531,164  $522,347
                              =========  =========  =========  =========  ========  ========

NOTE K--INCOME TAXES

  Income tax expense for the years ended December, 1995, 1996 and 1997 was allocated as follows:

                                                       1995    1996     1997
                                                      ------- -------  -------
Operating income..................................... $21,133 $24,982  $35,420
Deferrable Capital Securities........................      --      --   (2,719)
Stockholder's equity, for unrealized gains (losses)..   2,941    (413)   3,927
Stockholder's equity, for compensation expense for
 tax purposes in excess of amounts recognized for
 financial reporting purposes........................     101     337   (2,574)
                                                      ------- -------  -------
                                                      $24,175 $24,906  $34,054
                                                      ======= =======  =======

  Income tax expense attributable to income from operations consists of:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1995    1996    1997
                                                         ------- ------- -------
     Current tax expense................................ $13,406 $19,483 $ 4,012
     Deferred tax expense...............................   7,727   5,499  31,408
                                                         ------- ------- -------
      Total............................................. $21,133 $24,982 $35,420
                                                         ======= ======= =======

  Vesta's effective income tax rate differed from the statutory income tax rate as follows:

                                               YEAR ENDED DECEMBER 31,
                                         ----------------------------------------
                                            1995          1996          1997
                                         ------------  ------------  ------------
                                         AMOUNT    %   AMOUNT    %   AMOUNT    %
                                         -------  ---  -------  ---  -------  ---
     Statutory federal income tax rate.  $22,433   35% $26,496   35% $35,930   35%
     Increases (reductions) in tax
     resulting from:
      Tax exempt investment income.....   (1,974)  (3)  (2,240)  (3)  (2,019)  (2)
      State income tax.................       --   --       --   --      337   --
      Other............................      674    1      726    1    1,712    2
                                         -------  ---  -------  ---  -------  ---
                                         $21,133   33% $24,982   33% $35,420   35%
                                         =======  ===  =======  ===  =======  ===

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS) NOTE K--INCOME TAXES (CONTINUED)

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities included in other liabilities at December 31, 1996 and 1997 are presented below:

                                                                  1996    1997
                                                                 ------- -------
     Deferred tax assets:
      Unearned and advance premiums............................. $12,099 $17,023
      Discounted unpaid losses..................................   4,325   9,795
                                                                 ------- -------
     Total gross deferred tax assets............................ $16,424 $26,818
                                                                 ======= =======
     Deferred tax liabilities:
      Deferred acquisition costs................................ $26,436 $35,455
      Contingent commissions....................................   8,010   6,008
      Unrealized gains..........................................   2,390   6,317
      Reinsurance recoverables..................................      --  23,888
      Fixed assets..............................................     100   1,470
      Contingent receivables....................................      --   2,467
      Goodwill..................................................      --   2,252
      Other.....................................................     951     963
                                                                 ------- -------
     Total gross deferred tax liabilities....................... $37,887 $78,820
                                                                 ------- -------
     Net deferred tax liability................................. $21,463 $52,002
                                                                 ======= =======

  A valuation allowance for deferred tax assets, as of December 31, 1996 and 1997, was not necessary.

NOTE L--RETIREMENT PLANS

  Vesta has a defined contribution retirement and savings plan and a supplemental executive retirement plan. These plans are fully funded at year-end 1997. Vesta's total cost for benefits under these plans since the Offering date was $319,337 for 1995, $348,125 for 1996 and $721,693 for 1997.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS)

NOTE M--SEGMENT INFORMATION

                                                  YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1995       1996        1997
                                               --------  ----------  ----------
Revenues
 Reinsurance Operations
  Net premiums earned......................... $290,657  $  415,028  $  332,333
  Net investment income.......................   13,682      18,767      23,014
  Investment gains ...........................      210          26       2,101
                                               --------  ----------  ----------
   Total reinsurance..........................  304,549     433,821     357,448
 Primary insurance operations
  Net premiums earned.........................   91,145      96,884     190,014
  Net investment income.......................    4,290       4,381      12,946
  Investment gains ...........................       66           6       1,182
                                               --------  ----------  ----------
   Total primary..............................   95,501     101,271     204,142
 Other operations revenues....................      216         188       2,094
                                               --------  ----------  ----------
   Total revenues............................. $400,266  $  535,280  $  563,684
                                               ========  ==========  ==========
Total pretax income from operations
 Reinsurance Operations
  Underwriting gain .......................... $ 35,786  $   55,712  $   50,345
  Net investment income.......................   13,682      18,767      23,014
  Investment gains ...........................      210          26       2,101
                                               --------  ----------  ----------
   Total reinsurance..........................   49,678      74,505      75,460
 Primary insurance operations
  Underwriting gain ..........................   15,119       6,682      24,297
  Net investment income.......................    4,290       4,381      12,946
  Investment gains ...........................       66           6       1,182
  Goodwill....................................     (264)      (484)      (4,007)
                                               --------  ----------  ----------
   Total primary..............................   19,211      10,585      34,418
 Other operations
  Other income................................      216         188       2,094
  Interest expense............................   (5,273)    (10,059)    (10,860)
                                               --------  ----------  ----------
   Total other (expense)......................   (5,057)     (9,871)     (8,765)
                                               --------  ----------  ----------
   Total pretax income from operations........ $ 63,832  $   75,219  $  101,113
                                               ========  ==========  ==========
  Total identifiable assets
  Reinsurance operations...................... $614,708  $  815,052  $1,049,701
  Primary operations..........................  202,916     197,529     599,771
                                               --------  ----------  ----------
   Total identifiable assets.................. $817,624  $1,013,581  $1,649,472
                                               ========  ==========  ==========

NOTE N--DEBT

  On July 19, 1995, the Company issued $100 million of its 8.75% Senior Debentures due July 15, 2025. The Debentures are not subject to redemption or any sinking fund prior to maturity. The Debentures are unsecured and rank on parity with all of its other unsecured and unsurbordinated indebtedness. The Debentures contain covenants that limit the ability of the Company or its subsidiaries to issue, sell or otherwise dispose of shares of voting common stock of any Restricted Subsidiary and limit the ability of the Company or its subsidiaries to pledge the shares of capital stock of any subsidiary. The Debentures also place certain limitations on the Company's ability to consolidate or merge with or sell its assets substantially as an entirety. The Company used the

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS) NOTE N--DEBT (CONTINUED)


proceeds from the sale to repay a $28,000,000 loan from a Torchmark affiliate, and to increase the capital and surplus of its principal insurance subsidiary, Vesta Fire Insurance Corporation.

  On January 31, 1997, Vesta Capital Trust I, a Delaware business trust controlled by the Company, sold $100 million of its 8.525% Deferrable Capital Securities. These securities have a 30 year maturity and are not redeemable except in certain limited circumstances. These securities were sold in a private placement transaction to qualified institutional buyers and were not registered under Securities Act of 1933 pursuant to an exemption from registration provided by Rule 144A promulgated thereunder. A portion of the proceeds from the sale of these securities were used to repay indebtedness under the Company's existing lines of credit and for general corporate purposes.

  In April of 1997, Vesta increased the size of its line of credit to $200 million from $100 million. The interest charge on the funds borrowed is either
(i) the London Interbank Rate plus 0.25% or (ii) the higher of the prime rate and the Federal Funds rate plus 0.5%, at the Company's discretion. At December 31, 1997 the London Interbank three month rate was 5.91% and the Federal Funds rate was 5.56%.There was a balance of $45 million under this line of credit at December 31, 1997. The line of credit contains covenants which (1) restricts the Company from incurring consolidated indebtedness greater than 42.5% of the sum of the Company's consolidated indebtedness and consolidated net worth, (2) requires the Company to maintain consolidated net worth to be equal to or greater than $350,000,000 plus 50% of the aggregate of consolidated net income for each fiscal quarter ending after September 30, 1996 up to and including the fiscal quarter then ending minus the aggregate amount of all dividends paid with respect to the Company's equity securities at any time after September 30, 1996, (3) requires the Company to maintain a ratio of consolidated income before interest and taxes to consolidated interest expense of 3.0 to 1.0, and (4) requires the Company to maintain total adjusted capital (within the meaning of Risk-Based Capital for Insurers Model Act ("Model Act")) of Vesta Fire to be equal to or greater than 150% of the applicable "Company Action Level RBC" (within the meaning of the model act).

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

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS) NOTE O--STOCK OPTIONS (CONTINUED)

Non-Employee Director Stock Plan ("Director Plan") effective May 16, 1995, which provides for grants to the Company's non-employee directors of stock options and restricted stock.

  Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1997, respectively; risk-free interest rates of 6.37 percent and 5.75 percent; dividend yields of .37 and .27 percent; volatility factor of the expected market price of the Company's common stock of 34.0 and 38.75; and a weighted-average expected life of the options of ten years for both years.

  The Company's actual and pro forma information follows (in thousands except for earnings per share information):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1997
                                                                ------- -------
      NET INCOME:
       As reported............................................. $50,237 $60,643
       Pro forma...............................................  47,444  57,359
      BASIC NET INCOME PER COMMON SHARE:
       As reported............................................. $  2.66 $  3.26
       Pro forma...............................................    2.52    3.08
      DILUTED NET INCOME PER COMMON SHARE:
       As reported............................................. $  2.62 $  3.18
       Pro forma...............................................    2.48    3.01

  The following summary sets forth activity under the Plan for the years ended December 31:

                                1995                1996                1997
                         ------------------- ------------------- -------------------
                                   WEIGHTED-           WEIGHTED-           WEIGHTED-
                                    AVERAGE             AVERAGE             AVERAGE
                                   EXERCISE            EXERCISE            EXERCISE
                          OPTIONS    PRICE    OPTIONS    PRICE    OPTIONS    PRICE
                         --------- --------- --------- --------- --------- ---------
Outstanding--beginning
 of the year............   828,896  $16.06   1,055,699  $18.37   1,022,872  $20.38
Granted.................   414,409   21.98     129,394   31.93     135,085   51.64
Exercised...............    42,750   15.63      55,667   15.51     220,506   17.15
Forfeited...............   144,856   16.31     106,554   16.99         --      --
                         ---------  ------   ---------  ------   ---------  ------
Outstanding--end of the
 year................... 1,055,699  $18.37   1,022,872  $20.38     937,451  $25.65
                         =========  ======   =========  ======   =========  ======
Weighted-average fair
 value of options
 granted during the
 year................... $   28.37           $   25.85           $   36.89

  Of the 937,451 outstanding options at December 31, 1997, 549,087 were exercisable with the remaining having varying vesting periods. Exercise prices for options outstanding as of December 31, 1997 ranged from $14.88 to $55.44. Unexercised options with exercise prices of less than $25.00 for 589,852 shares had a weighted average contractual life of 6.9 years and a weighted average exercise price of $18.13 while unexercised options with exercise prices greater than $25.00 for 347,599 shares had a weighted average contractual life of 9.2 years and a weighted average exercise price of $38.42.

  In 1993, the Company entered into restricted stock agreements under which Vesta granted 153,300 shares of common stock at $10.26 per share to officers of the Company in exchange for

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS) NOTE O--STOCK OPTIONS (CONTINUED)

promissory notes. In 1994, an additional 60,000 shares of Common Stock at $18.92 per share were issued to an officer of the Company under a restricted stock agreement in exchange for a promissory note. The common stock is being held by the Company as security for repayment of the notes. A portion of the shares will be released to the officers annually as they repay the promissory notes. The Company intends to pay cash bonuses each year in amounts sufficient to reduce the notes by the amount of the purchase price for the shares which are earned in that year. During 1995 the company acquired 31,192 shares of its common stock with respect to previously granted awards of restricted stock in exchange for release of indebtedness of $320 thousand. The balance of the notes at December 31, 1995 was $3,162 thousand. During 1996 the Company acquired 19,564 shares of its common stock with respect to previously granted awards of restricted stock in exchange for release of indebtedness of $169 thousand. The balance of the notes at December 31, 1996 was $3,207 thousand. During 1997 the Company did not acquire any shares of its common stock with respect to previously granted awards of restricted stock. The balance of the notes at December 31, 1997 was $3,891 thousand. The promissory notes and the unearned compensation are shown as deductions from stockholders equity.

  In 1995, the Company entered into restricted stock agreements under which the Company granted 23,333 shares of restricted common stock to certain officers of the Company. The Company entered into restricted stock agreements under which the Company granted 23,144 and 20,915 shares of restricted common stock to certain employees of the Company and 5,664 and 9,632 shares of restricted common stock to certain directors of the Company in 1996 and 1997, respectively. The common stock with respect to all awards of restricted stock is being held by the Company until the restrictions lapse.

NOTE P--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following is a summary of quarterly financial data, in thousands except per share data:

                                                THREE MONTHS ENDED
                                   ---------------------------------------------
                                   MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                     1997      1997       1997          1997
                                   --------- -------- ------------- ------------
Gross premiums written............ $203,831  $203,043   $244,513      $219,522
Net premiums written..............  131,316   137,186    114,405       148,257
Premiums earned...................  125,620   133,717    153,287       109,723
Net investment income.............    6,147     7,178     10,363        12,251
Operating costs and expenses......  108,850   112,673    134,372        91,788
Net income........................   12,558    15,088     19,460        13,537
                                   --------  --------   --------      --------
Per Share Data:
Net income........................     0.68      0.81       1.04          0.73
Stockholders' equity per share....    17.72     18.62      19.79         19.94
Cash dividends per share..........   0.0375    0.0375     0.0375        0.0375
                                   --------  --------   --------      --------
                                                THREE MONTHS ENDED
                                   ---------------------------------------------
                                   MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                     1996      1996       1996          1996
                                   --------- -------- ------------- ------------
Gross premiums written............ $194,460  $185,567   $173,884      $215,675
Net premiums written..............  152,509   165,494     67,568       155,061
Premiums earned...................  145,136   167,135     88,344       111,297
Net investment income.............    4,946     6,057      6,102         6,040
Operating costs and expenses......  131,965   147,750     71,748        98,055
Net income........................   10,509    15,141     13,412        11,174
                                   --------  --------   --------      --------
Per Share Data:
Net income........................     0.56      0.80       0.71          0.60
Stockholders' equity per share....    15.28     16.01      16.72         17.16
Cash dividends per share..........   0.0375    0.0375     0.0375        0.0375
                                   --------  --------   --------      --------

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR AMOUNTS IN THOUSANDS) NOTE Q--BUSINESS ACQUISITION

  After the close of business on June 30, 1997, the Company completed its acquisition of all the issued and outstanding stock of the operating subsidiaries of Anthem Casualty Insurance Group, Inc., each of which are property and casualty insurance companies headquartered in Ohio, for $260.9 million. The acquired subsidiaries had $648 million of assets and approximately $217 million of stockholders' equity at June 30, 1997. The acquisition was accounted for as a purchase and the results of operations since the acquisition date were consolidated. Goodwill from the transaction is being amortized straight line over 15 years.

  A summary of net assets acquired follows:

   Assets acquired:
    Investments....................................................... $419,271
    Cash..............................................................   15,069
    Goodwill..........................................................   83,341
    Other Assets......................................................  166,944
                                                                       --------
     Total............................................................  684,625
   Liabilities Assumed
    Loss and loss adjustment expenses.................................  300,315
    Unearned premiums.................................................   98,378
    Other.............................................................   25,052
                                                                       --------
     Total............................................................ $423,745
    Purchase price.................................................... $238,750
    Acquisition expenses..............................................   22,130
    Less cash acquired................................................  (15,069)
    Aggregate purchase price..........................................  245,811

  The above table represents the purchase price plus acquisition costs through December 31, 1997.

  The table below presents supplemental pro forma information for 1996 and 1997 as if the Anthem acquisition were made at January 1, 1996, based on estimates and assumptions considered appropriate:

                                                             TWELVE MONTHS ENDED
                                                                DECEMBER 31,
                                                             -------------------
                                                               1997      1996
                                                             --------- ---------
  Revenues..................................................   714,332   857,434
  Net income................................................    65,515    55,775
  Basic net income per common share.........................      3.52      2.96
  Diluted net income per common share.......................      3.44      2.91

NOTE R--NET INCOME PER COMMON SHARE

  During 1996, the FASB issued Financial Accounting Statement No. 128, Earnings per Share, ("FAS128"). FAS128 specifies the computation, presentation and disclosure requirements for earnings per share, replacing the presentation of primary earnings per share with the presentation of basic earnings per share. For entities with complex capital structures, the presentation of fully diluted earnings per share is replaced with diluted earnings per share. FAS128 is effective for both interim and annual financial statements issued for periods ending after December 15, 1997, with earlier adoption prohibited. The Company adopted FAS128 on December 31, 1997, and, as required, all periods presented in the consolidated financial statements have been restated to reflect the adoption of the statement.

  Presented below is a summary of the components used to calculate basic and diluted net income per share for the year ended December 31, 1997, 1996 and 1995:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
                                                         (IN THOUSANDS EXCEPT
                                                            PER SHARE DATA)
BASIC NET INCOME PER SHARE:
 Weighted average common shares outstanding............  18,600  18,860  18,842
 Net income............................................ $60,643 $50,237 $42,699
 Basic net income per share............................ $  3.26 $  2.66 $  2.27
DILUTED NET INCOME PER SHARE:
 Weighted average common shares outstanding............  18,600  18,860  18,842
 Net effect of the assumed exercise of stock options
  and nonvested restricted stock--based on the treasury
  stock method using average market price for the year.     453     297     128
                                                        ------- ------- -------
 Total weighted average common shares and common stock
  equivalents outstanding..............................  19,053  19,157  18,970
 Net income............................................ $60,643 $50,237 $42,699
 Diluted net income per share.......................... $  3.18 $  2.62 $  2.25

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

                                   PART III

            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Information required by this item is incorporated by reference from the sections entitled "Election of Directors," "Profiles of Directors and Nominees," "Executive Officers" and "Compensation and Other Transactions with Executive Officers and Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 1998 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

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

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index of documents filed as a part of this report:

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
(1) Financial Statements:
Vesta Insurance Group, Inc.
 Independent Auditors' Report.........................................     30
 Consolidated Balance Sheets at December 31, 1996 and 1997............     31
 Consolidated Statements of Operations for each of the years in the
three-year period   ended December 31, 1997...........................     32
 Consolidated Statements of Stockholders' Equity for each of the years in the three-year
  period ended December 31, 1997......................................     33
 Consolidated Statements of Cash Flow for each of the years in the
three-year period   ended December 31, 1997...........................     34
 Notes to Consolidated Financial Statements...........................     35
(2) Schedules Supporting Financial Statements for the three years ended December 31, 1997:
II.Condensed Financial Information of Registrant (Parent Company).....     55
III.Supplemental Insurance Information (Consolidated).................     58
IV.Reinsurance (Consolidated).........................................     60
V.Valuation and Qualifying Accounts (Consolidated)....................     61
Schedules not referred to have been omitted as inapplicable or not required by
Regulation S-X.
(3) Exhibits
 Exhibits are listed in the index of Exhibits at page 47.
(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                 EXHIBITS INDEX

  Exhibit
    No.                              Description
  -------                            -----------
  3.1      Restated Certificate of Incorporation of the Company, dated
           September 1, 1993 (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-
           68114) of Vesta Insurance Group, Inc., filed on October 18,
           1993 and incorporated herein by reference (File No. 1-12338))
  3.2      By-Laws of the Company (Amended and Restated as of October 1,
           1993) (filed as an exhibit to Amendment No. 1 to the Registra-
           tion Statement on Form S-1 (Registration No. 33-68114) of
           Vesta Insurance Group, Inc., filed on October 18, 1993 and in-
           corporated herein by reference (File No. 1-12338))
  4.1      Indenture between the Company and Southtrust Bank of Alabama,
           National Association, dated as of July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended December
           31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))
  4.2      Supplemental Indenture between the Company and Southtrust Bank of Alabama, National Association, dated July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended
           December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))
  4.3      Indenture dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina, as trustee
           (filed as an exhibit to the Company's Form 10-Q for the quar-
           ter ended March 31, 1997, filed on May 13, 1997 and incorpo-
           rated herein by reference (File No. 1-12338))
  4.4      Amended and Restated Declaration of Trust, dated as of January
           31, 1997, of Vesta Capital Trust I (filed as an exhibit to the
           Company's Form 10-Q for the quarter ended March 31, 1997,
           filed on May 13, 1997 and incorporated herein by reference
           (File No. 1-12338))
  4.5      Capital Securities Guarantee Agreement, dated as of January
           31, 1997, between the Company and First Union National Bank of
           North Carolina, as trustee (filed as an exhibit to the
           Company's Form 10-Q for the quarter ended March 31, 1997,
           filed on May 13, 1997 and incorporated by reference (File No.
           1-12338))
 10.1      Separation and Public Offering Agreement between Torchmark
           Corporation and the Company dated September 13, 1993 (filed as an exhibit to the Company's Form 10-K for the year ended De-
           cember 31, 1993, filed on March 28, 1994 and incorporated
           herein by reference (File No. 1-2338))
 10.2      Marketing and Administrative Services Agreement between Lib-
           erty National Fire Insurance Company, Liberty National Insur-
           ance Corporation and Liberty National Life Insurance Company dated September 13, 1993 (filed as an exhibit to the Company's
           Form 10-K for the year ended December 31, 1993, filed on March
           28, 1994 and incorporated herein by reference (File No. 1-
           2338))
 10.3      Investment Services Agreement between Waddell & Reed Asset
           Management Company and the Company (filed as an exhibit to
           Amendment No. 1 to the Registration Statement on Form S-1
           (Registration No. 33-68114) of Vesta Insurance Group, Inc.,
           filed on October 18, 1993 and incorporated herein by reference
           (File No. 1-12338)) dated September 13, 1993.
 10.5      Management Agreement between J. Gordon Gaines, Inc., Liberty
           National Fire Insurance Company, Sheffield Insurance Corpora-
           tion, Liberty National Insurance Corporation and Vesta Insur-
           ance Corporation dated November 15, 1994 (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
           1993, filed on March 28, 1994 and incorporated herein by ref-
           erence (File No. 1-2338))

  Exhibit
    No.                              Description
  -------                            -----------
 10.6      Form of Restricted Stock Agreement (filed as an exhibit to the
           Registration Statement on Form S-1 (Registration No. 33-68114)
           of Vesta Insurance Group, Inc., filed on August 31, 1993 and incorporated herein by reference (File No. 1-12338))
 10.7*     The Company's Long Term Incentive Plan as amended effective as of May 16, 1995 (filed as an exhibit to the Company's Form 10Q for the quarter ended June 30, 1995, filed on August 14, 1995 and incorporated herein by reference (File No. 1-12338))
 10.8*     Form of Non-Qualified Stock Option Agreement entered into by and between the Company and certain of its executive officers and directors (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))
 10.9*     Cash Bonus Plan of the Company (filed as an exhibit to the
           Company's Form 10-K for the year ended December 31, 1993,
           filed on March 28, 1994 and incorporated herein by reference
           (File No. 1-2338))
 10.10*    J. Gordon Gaines, Inc. Post Retirement Benefits Plan (filed as an exhibit to the Company's Form 10-K for the year ended De-
           cember 31, 1994, filed on March 29, 1995 and incorporated
           herein by reference (File No. 1-12338))
 10.11*    J. Gordon Gaines, Inc. Retirement Savings Plan (filed as an exhibit to the Company's Form 10-K for the year ended December
           31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-12338))
 10.12*    The Company's Non-Employee Director Stock Plan (filed as an exhibit to the Company's
           10-Q for the quarter ended June 30, 1995, filed on August 14,
           1995 and incorporated herein by reference (File No. 1-12338))
 10.13     Office Lease between the Company and Torchmark Development
           Corporation, dated as of April 20, 1992 (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
           1993, filed on March 28, 1994 and incorporated herein by ref-
           erence (File No. 1-12338))
 10.14     Agency Agreement between Liberty National Fire Insurance Com-
           pany, Vesta Insurance Corporation, Sheffield Insurance Corpo-
           ration, and Overby-Seawell Company (filed as an exhibit to
           Amendment No. 1 to the Registration Statement on Form S-1
           (Registration No. 33-68114) of Vesta Insurance Group, Inc.,
           filed on October 18, 1993 and incorporated herein by reference
           (File No. 1-12338))
 10.15     Commercial/Personal Property Risk Excess Reinsurance Con-
           tracts, dated July 1, 1993,
           constituting the Company's Direct Per Risk Treaty Program, be-
           tween Vesta Fire Insurance Corporation and its subsidiary and affiliated companies and various reinsurers (filed as an ex-
           hibit to Amendment No. 1 to the Registration Statement on Form
           S-1 (Registration No. 33-68114) of Vesta Insurance Group,
           Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338)) Renewed July 1, 1997.
 10.16     Catastrophe Reinsurance Contracts, dated July 1, 1995, consti-
           tuting the Company's Direct Property Catastrophe Program, be-
           tween Vesta Fire Insurance Corporation and its subsidiary and affiliated companies and various reinsurers (filed as an ex-
           hibit to the Company's Form 10-K for the year ended December
           31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-12338)). Renewed July 1, 1997.
 10.17     Specific Regional Catastrophe Excess Contracts, dated January
           1, 1996, constituting the Company's Regional Property Catas-
           trophe Program, between Vesta Fire Insurance Corporation and various reinsurers (filed as an exhibit to the Company's Form
           10-K for the year ended December 31, 1995, filed on March 28,
           1996 and incorporated herein by reference (File No. 1-12338)).
           Renewed January 1, 1997.

  Exhibit
    No.                              Description
  -------                            -----------
 10.18     Casualty Excess of Loss Reinsurance Agreements, dated January
           1, 1994, constituting the Company's Casualty Excess of Loss
           Reinsurance Program, between Vesta Fire Insurance Corporation,
           Vesta Insurance Corporation, Sheffield Insurance Corporation,
           Vesta Lloyds Insurance Company and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended
           December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-12338)). Renewed January 1,
           1997.
 10.19     Amendment to Catastrophe Reinsurance Contracts, dated July 1,
           1995, constituting the Company's Direct Property Catastrophe
           Program, between Vesta Fire Insurance Corporation, Vesta
           Insurance Corporation, Sheffield Insurance Corporation, Vesta
           Lloyds Insurance Company, Hawaiian Insurance & Guaranty
           Company, Limited and various reinsurers. (Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30,
           1995, filed on November 14, 1995 and incorporated herein by reference (File No. 1-12338)). Renewed July 1, 1997.
 10.20     Amendment to Catastrophe Reinsurance Contracts, dated January
           1, 1996, constituting the Company's Direct Property
           Catastrophe Program, between Vesta Fire Insurance Corporation,
           Vesta Insurance Corporation, Sheffield Insurance Corporation,
           Vesta Lloyds Insurance Company, Hawaiian Insurance & Guaranty
           Company, Limited and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
           1995, filed on March 28, 1996 and incorporated herein by
           reference (File No. 1-12338)). Renewed January 1, 1997.
 10.21     Amended and Restated Credit Agreement between Vesta Insurance
           Group, Inc. and Southtrust Bank of Alabama, N.A., ABN Amro
           Bank B.V., Bank of Tokyo-Mitsubishi Trust Company, The First
           National Bank of Chicago, Wachovia Bank of Georgia, N.A. and
           First Union National Bank of North Carolina (as agent), dated
           April 8, 1997 (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997, and incorporated herein by reference (File No. 1-12338))
 10.22     Quota Share Reinsurance Contract, dated July 1, 1996, covering all lines of business written by Vesta Fire Insurance
           Corporation and its subsidiary and affiliated companies and various reinsurers (filed as an exhibit to the Company's Form
           10-Q for the quarter ended September 30, 1996, filed on
           November 14, 1996 and incorporated herein by reference (File
           No. 1-12338)). Renewed July 1, 1997.
 10.23     Stock Purchase Agreement between Anthem Casualty Insurance
           Group, Inc., and Vesta Insurance Group, Inc., dated April 23,
           1997 (filed as an exhibit to the Company's Form
           10-Q for the year ended September 30, 1997, filed on November
           13, 1997 and incorporated herein by reference (File No. 1-
           12338))
 10.24     Business Transfer and Management Agreement between Vesta Fire
           Insurance Corporation and its affiliated companies and CIGNA
           Property and Casualty Insurance Company and its affiliated companies, dated January 28, 1998 (filed as an exhibit to the
           Company's Form 10-K for the year ended December 31, 1997,
           filed on March 27, 1998 (File No. 1-12338))
 11        Computation of Net Income Per Common Share.
 21        List of Subsidiaries of the Company.
 23        Consent of KPMG Peat Marwick LLP.

--------
*These are the Company's compensatory plans.

                  VESTA INSURANCE GROUP, INC. (PARENT COMPANY)
                     SCHEDULE II--CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                             AT DECEMBER 31,
                                                            ------------------
                                                              1996      1997
                                                            --------  --------
Assets
  Investment in affiliates................................. $433,632  $618,144
  Short-term investments...................................    6,980     7,015
                                                            --------  --------
    Total investments......................................  440,612   625,159
  Cash.....................................................        5         8
  Other assets.............................................        2     9,507
                                                            --------  --------
    Total assets........................................... $440,619  $634,674
                                                            ========  ========
Liabilities
  Other liabilities........................................ $  1,637  $ 20,353
  Short term debt..........................................   22,000    45,000
  Long term debt...........................................   98,279   201,418
                                                            --------  --------
    Total liabilities......................................  121,916   266,771
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized, none             --        --
issued.....................................................
  Common stock, $.01 par value, 32,000,000 shares
     authorized,
     issued: 1995--18,878,190 shares; 1996--18,970,695
     shares................................................      190       190
  Additional paid-in capital...............................  161,037   162,550
  Unrealized investment gains, net of applicable taxes.....    4,442     9,829
  Retained earnings........................................  166,795   224,641
  Receivable from issuance of restricted stock.............   (3,207)   (3,891)
  Treasury stock...........................................  (10,554)  (25,416)
                                                            --------  --------
    Total stockholders' equity.............................  318,703   367,903
                                                            --------  --------
    Total liabilities and stockholders' equity............. $440,619  $634,674
                                                            ========  ========

                  VESTA INSURANCE GROUP, INC. (PARENT COMPANY)
                SCHEDULE II--CONDENSED STATEMENTS OF OPERATIONS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                            FOR THE YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                              1995        1996        1997
                                           ----------  ----------  -----------
Revenues:
 Net investment income.................... $      385  $      213  $    (5,224)
                                           ----------  ----------  -----------
   Total revenues.........................        385         213       (5,224)
Expenses:
 Interest expenses........................      5,273      10,059       10,901
 Operating expenses.......................      1,918      (6,745)     (10,327)
                                           ----------  ----------  -----------
   Total expenses.........................      7,191       3,314          574
                                           ----------  ----------  -----------
Net income before income tax and equity
 in earnings of affiliates................     (6,806)     (3,101)      (5,757)
Income tax................................      2,356       1,330        1,932
                                           ----------  ----------  -----------
Income before equity in earnings of            (4,450)     (1,771)      (3,866)
affiliates................................
Equity in earnings of affiliates..........     47,149      52,008       64,509
                                           ----------  ----------  -----------
Net income................................    $42,699  $   50,237  $    60,643
                                           ==========  ==========  ===========

                  VESTA INSURANCE GROUP, INC. (PARENT COMPANY)
                SCHEDULE II--CONDENSED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                            FOR THE YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                              1995        1996        1997
                                           ----------  ----------  -----------
Cash provided from operations.............     $6,131  $   11,181  $    45,345
Cash used in investing activities:
 Contribution to investments in               (90,000)        --      (154,616)
affiliates................................
 Net (increase) decrease in short-term            195      (6,980)         (35)
investments...............................
                                           ----------  ----------  -----------
Cash used in investing activities.........    (83,674)      4,201     (109,306)
Cash provided from financing activities:
 Dividends paid...........................     (2,512)     (2,836)      (2,797)
 Acquisition of treasury stock............       (520)    (10,034)     (14,862)
 Capital Contributions....................      1,614       1,481          828
 Issuance of debt and deferrable capital      113,162       7,116      126,139
securities................................
 Retirement of debt.......................    (28,000)        --           --
                                           ----------  ----------  -----------
Cash provided from financing activities...     83,744      (4,273)     109,308
Net increase (decrease) in cash...........         70         (72)           2
Cash balance at beginning of period.......          7          77            5
                                           ----------  ----------  -----------
Cash balance at end of period............. $       77  $        5  $         7
                                           ==========  ==========  ===========

                          VESTA INSURANCE GROUP, INC.
        SCHEDULE III--SUPPLEMENTAL INSURANCE INFORMATION (CONSOLIDATED)
                        AS OF DECEMBER 31, 1996 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                         RESERVES FOR
                                              DEFERRED   UNPAID CLAIMS
                                               POLICY      AND CLAIM
                                             ACQUISITION  ADJUSTMENT   UNEARNED
                                                COSTS      EXPENSES    PREMIUMS
                                             ----------- ------------- --------
As of December 31, 1996:
 Reinsurance................................  $ 56,232     $203,913    $170,798
 Primary....................................    19,300       43,311      57,527
                                              --------     --------    --------
                                              $ 75,532     $247,224    $228,325
                                              ========     ========    ========
As of December 31, 1997:
 Reinsurance................................  $ 65,064     $157,164    $211,684
 Primary....................................    36,235      363,176     153,368
                                              --------     --------    --------
                                              $101,299     $520,340    $365,052
                                              ========     ========    ========

                          VESTA INSURANCE GROUP, INC.
 SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION--(continued) (CONSOLIDATED) FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997 (DOLLAR AMOUNTS IN
                                   THOUSANDS)

                                             CLAIM AND
                                               CLAIM
                           NET       NET     ADJUSTMENT AMORTIZATION   OTHER     NET
                          EARNED  INVESTMENT  EXPENSES       OF      OPERATING PREMIUMS
                         PREMIUMS   INCOME    INCURRED      DAC      EXPENSES  WRITTEN
                         -------- ---------- ---------- ------------ --------- --------
Year Ended December 31,
1995:
 Reinsurance............ $290,657  $13,682    $171,132    $ 27,251   $ 56,488  $358,289
 Primary................   91,145    4,290      47,959      11,168     16,900   100,939
                         --------  -------    --------    --------   --------  --------
                         $381,802  $17,972    $219,091    $ 38,419   $ 73,388  $459,228
                         ========  =======    ========    ========   ========  ========
Year Ended December 31,
1996:
 Reinsurance............ $415,028  $18,767    $248,142    $ 38,724   $ 72,450  $446,062
 Primary................   96,884    4,381      46,778      14,372     29,052    94,570
                         --------  -------    --------    --------   --------  --------
                         $511,912  $23,148    $294,920    $ 53,096   $101,502  $540,632
                         ========  =======    ========    ========   ========  ========
Year Ended December 31,
1997:
 Reinsurance............ $332,333  $23,014    $171,771    $ 57,797   $ 52,517  $348,785
 Primary................  190,014   12,946     105,191      47,412     12,994   182,379
                         --------  -------    --------    --------   --------  --------
                         $522,347  $35,960    $276,962    $105,209   $ 65,511  $531,164
                         ========  =======    ========    ========   ========  ========

                          VESTA INSURANCE GROUP, INC.
                    SCHEDULE IV--REINSURANCE (CONSOLIDATED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

                            GROSS   CEDED TO   ASSUMED            PERCENTAGE OF
                            DIRECT    OTHER   FROM OTHER   NET    AMOUNT ASSUMED
PREMIUMS EARNED             AMOUNT  COMPANIES COMPANIES   AMOUNT      TO NET
---------------            -------- --------- ---------- -------- --------------
1995...................... $139,910 $117,654   $359,546  $381,802      94.2%
1996......................  161,824  195,202    545,290   511,912     106.5%
1997......................  287,720  300,968    535,595   522,347     102.5%

                          VESTA INSURANCE GROUP, INC.
          SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)
    FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997 (DOLLAR AMOUNTS IN
                                   THOUSANDS)

                            BALANCE  ADDITIONS--             BALANCE
                              AT       CHARGED               AT END
                           BEGINNING TO COSTS AND              OF
DESCRIPTION                OF PERIOD   EXPENSES   DEDUCTIONS PERIOD
-----------                --------- ------------ ---------- -------
Allowance for premiums of
collection:
 1995....................      70         60          60        70
 1996....................      70        168         168        70
 1997....................      70        797         213       654

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

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
        /s/ R.K. Richey
------------------------------------
            R.K. Richey              Director, Chairman of the
                                      Board                          March 16, 1998
     /s/ Robert Y. Huffman
------------------------------------
         Robert Y. Huffman           Director, President and         March 16, 1998
                                      Chief Executive Officer
                                      (Principal Executive
                                      Officer)
      /s/ Barry A Patrick
------------------------------------
          Barry A. Patrick           Senior Vice President,          March 16, 1998
                                      Administration (Principal
                                      Financial Officer)
     /s/ Mary Beth Heibein
------------------------------------
         Mary Beth Heibein           Controller and Principal        March 16, 1998
                                      Accounting Officer
    /s/ Walter M. Beale, Jr.
------------------------------------
        Walter M. Beale, Jr.         Director                        March 16, 1998
     /s/ Ehney A. Camp, III
------------------------------------
         Ehney A. Camp, III          Director                        March 16, 1998
   /s/ Robert A. Hershbarger
------------------------------------
       Robert A. Hershbarger         Director                        March 16, 1998
     /s/ Clifford F. Palmer
------------------------------------
         Clifford F. Palmer          Director                        March 16, 1998
      /s/ Jarvis W. Palmer
------------------------------------
          Jarvis W. Palmer           Director                        March 16, 1998
    /s/ Norman L. Rosenthal
------------------------------------
        Norman L. Rosenthal          Director                        March 16, 1998
        /s/ C.B. Hudson
------------------------------------
            C.B. Hudson              Director                        March 16, 1998