Form 10-Q
period 1998-03-31
VESTA INSURANCE GROUP INC
filed 1998-05-15
CIK 911576

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

      The number of shares outstanding of the registrant's common stock,
                     $.01 par value, as of March 31, 1998
                                  18,457,004

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          VESTA INSURANCE GROUP, INC.

                                     INDEX

 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Consolidated Balance Sheets at March 31, 1998 and
         December 31, 1997.................................................    1
         Consolidated Statements of Operations for the Three
         Months Ended March 31, 1998 and 1997..............................    2
         Consolidated Statements of Cash Flow for the Three
         Months Ended March 31, 1998 and 1997..............................    3
         Notes to Consolidated Financial Statements........................    4
 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................    5
 PART II OTHER INFORMATION
 Item 1. Legal Proceedings.................................................    9
 Item 2. Changes in Securities.............................................    9
 Item 3. Defaults Upon Senior Securities...................................    9
 Item 4. Submission of Matters to a Vote of Security Holders...............    9
 Item 5. Other Information.................................................    9
 Item 6. Exhibits and Reports on Form 8-K..................................   10

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                          VESTA INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         MARCH 31    DECEMBER 31
                                                           1998         1997
                                                        -----------  -----------
                                                        (UNAUDITED)
Assets:
 Investments:
  Fixed maturities available for sale--at fair value
    (cost: 1997--$488,923; 1998--$482,905)............  $   489,756  $  495,566
  Equity securities--at fair value: (cost: 1997--
    $10,921; 1998--$9,794)............................       20,920      20,424
  Short-term investments..............................      142,639     119,025
                                                        -----------  ----------
   Total investments..................................      653,315     635,015
 Cash.................................................       47,916      21,801
 Accrued investment income............................        7,982      15,799
 Premiums in course of collection (net of allowances
  for losses of $654 in 1997 and $572 in 1998) .......      376,569     331,155
 Reinsurance balances receivable......................      306,270     315,534
 Reinsurance recoverable on paid losses...............      119,578      84,500
 Deferred policy acquisition costs....................      102,163     101,299
 Property and equipment...............................       17,944      18,093
 Income tax receivable................................          --       26,474
 Other assets.........................................       50,218      29,874
 Goodwill.............................................       94,476      96,141
                                                        -----------  ----------
   Total assets.......................................  $ 1,776,431  $1,675,685
                                                        ===========  ==========
Liabilities:
 Reserves for:
  Losses and loss adjustment expenses.................      607,593     520,340
  Unearned premiums...................................      360,406     365,052
                                                        -----------  ----------
                                                            967,999     885,392
 Accrued income taxes.................................       62,507      52,002
 Reinsurance balances payable.........................       28,113      74,466
 Other liabilities....................................       67,338      52,320
 Short term debt......................................       70,000      45,000
 Long term debt.......................................       98,337      98,602
                                                        -----------  ----------
   Total liabilities..................................    1,294,294   1,207,782
Commitments and contingencies
Deferrable Capital Securities.........................      100,000     100,000
Stockholders' equity
 Preferred stock, 5,000,000 shares authorized, none
    issued............................................           --          --
 Common stock, $.01 par value, 32,000,000 shares
  authorized, issued: 1997--18,970,695 shares; 1998--
  18,969,524..........................................          190         190
 Additional paid-in capital...........................      162,594     162,550
 Unrealized investment gains, net of applicable taxes.        9,968       9,829
 Retained earnings....................................      238,446     224,641
 Receivable from issuance of restricted stock.........       (3,936)     (3,891)
 Treasury stock.......................................      (25,124)    (25,416)
                                                        -----------  ----------
   Total stockholders' equity.........................      382,138     367,903
                                                        -----------  ----------
   Total liabilities and stockholders' equity.........  $ 1,776,431  $1,675,685
                                                        ===========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED MARCH 31
                                                    ---------------------------
                                                        1998          1997
                                                    ------------- -------------
                                                            (UNAUDITED)
Revenues:
 Net premiums written.............................  $     149,986 $     131,316
 Increase in unearned premiums....................         19,720        (5,696)
                                                    ------------- -------------
 Net premiums earned..............................        169,706       125,620
 Net investment income............................          9,230         6,147
 Other............................................          1,250           314
                                                    ------------- -------------
    Total revenues................................        180,256       132,081
Expenses:
 Losses incurred..................................         77,976        70,545
 Loss adjustment expenses incurred................          7,715         3,650
 Policy acquisition expenses......................         44,905        24,810
 Operating expenses...............................         17,256         7,599
 Premium taxes and fees...........................          3,135         2,246
 Interest on debt.................................          3,108         2,359
 Goodwill.........................................          1,669           305
                                                    ------------- -------------
    Total expenses................................        155,764       111,514
Income before income taxes and deferrable capital
 securities.......................................         24,492        20,567
Income taxes......................................          8,633         7,086
Deferrable capital securities interest, net of in-
 come tax.........................................          1,362           923
                                                    ------------- -------------
    Net income....................................  $      14,497 $      12,558
                                                    ============= =============
    Basic net income per common share.............  $         .79 $         .68
                                                    ============= =============
    Diluted net income per common share...........  $         .77 $         .67
                                                    ============= =============
STATEMENTS OF COMPREHENSIVE INCOME
Net income........................................  $      14,497 $      12,558
Other comprehensive income, net of tax:
 Unrealized holding gains arising during period...            139        (1,503)
                                                    ------------- -------------
Comprehensive Income..............................  $      14,636 $      11,055
                                                    ============= =============

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                           -------------------
                                                             1998      1997
                                                           --------- ---------
                                                              (UNAUDITED)
Operating Activities:
 Net Income............................................... $ 14,497  $  12,558
 Adjustments to reconcile net income to cash provided from
  operations:
  Change in:
   Loss and LAE reserves..................................   87,253     14,254
   Unearned premium reserve...............................   (4,647)    20,191
   Reinsurance balances payable...........................  (46,352)    30,583
   Accrued income taxes...................................   37,189      6,594
   Other liabilities......................................   15,018     (3,589)
   Premiums in course of collection.......................  (45,414)   (26,559)
   Reinsurance balances receivable........................    9,263    (25,738)
   Reinsurance recoverable on paid losses.................  (35,078)   (22,411)
   Other assets...........................................  (10,862)   (20,206)
  Payables from deferrable capital trust..................       --      1,421
  Policy acquisition costs amortized......................   27,945    (19,995)
  Policy acquisition costs deferred.......................  (28,809)    18,001
  Investment gains........................................       --       (282)
  Amortization and depreciation...........................    1,492        836
  Gain on disposition of property, plant and equipment....     (107)       (91)
                                                           --------  ---------
   Net cash provided from (used in) operations............   21,388    (14,433)
Investing Activities:
 Investments sold or matured:
  Fixed maturities available for sale-matured, called.....   32,661      7,287
  Equity securities.......................................       --      2,291
 Investments acquired:
  Fixed maturities available for sale.....................  (27,824)        --
  Equity securities.......................................       --     (1,039)
 Net increase in short-term investments...................  (23,615)   (81,859)
 Additions to property, plant and equipment...............   (1,056)      (507)
 Dispositions of property, plant and equipment............      227        165
                                                           --------  ---------
   Net cash (used in) investing activities................  (19,607)   (73,662)
Financing Activities:
 Issuance (repayment) of long and short term debt.........   24,735     (6,988)
 Issuance of deferrable capital securities................       --    100,000
 Dividends paid...........................................     (691)      (697)
 Capital contributions and change in receivable from re-
  stricted stock..........................................      290        340
                                                           --------  ---------
   Net cash provided from financing activities............   24,334     92,655
Increase (decrease) in cash...............................   26,115      4,560
Cash at beginning year....................................   21,801      4,637
                                                           --------  ---------
Cash at end of year....................................... $ 47,916  $   9,197
                                                           ========  =========

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

  Basis of Presentation: The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1997 Annual Report. Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders' equity or net income during the period involved.

  Income per share: Basic weighted average common shares outstanding for the three month period ended March 31, 1998 and 1997 was 18,456,976 and 18,581,703, respectively. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares. Diluted weighted average shares outstanding for the three month period ended March 31, 1998 and 1997 was 18,873,197 and 18,855,793, respectively.

  Recently Issued Accounting Standards: In June 1997, the FASB issued Financial Accounting Statement No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from non-owner sources. The Company adopted FAS130 on January 1, 1998.

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

Comparison of First Quarter 1998 to First Quarter 1997

  Net income increased by $1.9 million, or 15.1%, to $14.5 million for the quarter ended March 31, 1998, from $12.6 million for the quarter ended March 31, 1997. On a diluted per share basis, net income for the first quarter of 1998 was $.77 per share versus net income of $.67 per share for the first quarter of 1997. In comparing the first quarter 1998 results to first quarter 1997 results, attention should be given to the acquisition of Shelby Casualty Insurance Company ("Shelby") on June 30, 1997 and Vesta County Mutual Insurance Company ("Vesta County Mutual") effective December 31, 1996 as discussed below. Although the results of the Vesta County Mutual transaction affected the first quarter of 1997, its impact was more pronounced in the first quarter of 1998.

Premiums, Loss and LAE--Primary Insurance

  Gross premiums written for primary insurance increased by $78.1 million, or 180.8%, to $121.3 million for the quarter ended March 31, 1998, from $43.2 for the quarter ended March 31, 1997. Included in the $78.1 million increase in gross premiums written for primary insurance was $69.3 million of gross premiums written by Shelby. The remaining increase of $8.8 million was primarily due to the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual offset by declining premium volume in the financial and commercial lines, as well as declining volume in The Hawaiian Insurance and Guaranty Company, Ltd. ("HIG").

  Net premiums written for primary insurance increased by $49.2 million, or 181.5%, to $76.3 million for the quarter ended March 31, 1998, from $27.1 million for the quarter ended March 31, 1997. The increase in net premiums written was largely attributable to the writings from Shelby and the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual. Net premiums earned for primary insurance increased $54.7 million, or 221.5% to $79.4 million for the quarter ended March 31, 1998, from $24.7 million for the quarter ended March 31, 1997.

  Loss and loss adjustment expenses ("LAE") for primary insurance increased by $39 million, or 297.7% to $52.1 million for the quarter ended March 31, 1998, from $13.1 million for the quarter ended March 31, 1997. Included in the $39 million increase in loss and loss adjustment expenses was $28.8 million in losses incurred by Shelby. The loss and LAE ratio for primary insurance for the quarter ended March 31, 1998 was 65.6% as compared to 53.0% at March 31, 1997. The increase in the loss ratio is primarily attributable to the Company's increased writings of personal automobile policies. The increase to the personal automobile lines was a result of the acquisitions of Shelby and Vesta County Mutual which have historically written predominantly personal automobile lines.

Premiums, Loss and LAE--Reinsurance

  Gross premiums written for reinsurance decreased by $31.2 million, or 19.4% to $129.4 million for the quarter ended March 31, 1998 from $160.6 million for the quarter ended March 31, 1997. The decrease was primarily attributable to the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual Insurance Company. Additionally, the Company's clients have reported declining volume, in varying percentages, for two quarters consecutively. Net premiums written for reinsurance decreased by $30.6 million, or 29.3% to $73.7 million for the quarter ended March 31, 1998 from $104.3 million for the quarter ended March 31, 1997. Net premiums earned decreased $10.7 million, or 10.6% to $90.3 million for the quarter ended March 31, 1998, from $101.0 million for the quarter ended March 31, 1997.

  Loss and loss adjustment expenses ("LAE") for reinsurance decreased by $27.5 million, or 45.0%, to $33.6 million for the quarter ended March 31, 1998, from $61.1 million for the quarter ended March 31, 1997. The loss and LAE ratio for reinsurance for the quarter ended March 31, 1998 was 37.2% as compared to 60.6% for the quarter ended March 31, 1997. The decrease in the loss and LAE ratio was primarily due to reduced reported losses from the Company's excess of loss contracts. The reduction is a result of small first quarter catastrophes which remained within the retention level of the ceding companies. Also, the Company is writing more middle and higher layer contracts which were not affected by the smaller catastrophes which occurred during the first quarter of 1998.

  Policy Acquisition Expenses and Other Expenses. Policy acquisition expenses increased by $20.1 million, or 81.0% to $44.9 million for the quarter ended March 31, 1998, from $24.8 million for the quarter ended March 31, 1997. The increase in policy acquisition expenses is primarily attributable to the increase in net written premiums, as well as low loss ratios in the reinsurance lines which resulted in increased contingent commissions for the quarter. Other expenses include operating expenses not directly related to the generation of premium revenue, premium taxes and fees, interest on debt and goodwill amortization. Operating expenses increased $9.7 million. The increase in operating costs is primarily attributable to the assimilation and administration of the Shelby operations. The increase in premium taxes and fees is directly related to the increase in gross premiums written. These factors caused the underwriting expense ratio to increase from 27.6% in the first quarter of 1997 to 38.5% in the first quarter of 1998. The increase in goodwill amortization is attributable to the $83 million of goodwill acquired on June 30, 1997 in connection with the Shelby acquisition.

  Net Investment Income. Net investment income increased by $3.1 million, or 50.8%, to $9.2 million for the quarter ended March 31, 1998, from $6.1 million for the quarter ended March 31, 1997. The weighted average yield on invested assets (excluding realized and unrealized gains) was 5.93% for the quarter ended March 31, 1998, compared with 5.62% for the quarter ended March 31, 1997. The increase in net investment income is primarily attributable to an increase in average invested assets relating to the Shelby acquisition.

  Federal Income Taxes. Federal income taxes increased by $1.5 million, or 21.1%, to $8.6 million for the quarter ended March 31, 1998. The effective rate on pre-tax income increased from 34.5% to 35.2% for the quarter ended March 31, 1998. The increase in the effective tax rate is primarily attributable to a smaller portion of income from tax free municipal bonds in 1998 versus 1997, as well as, an increase in nondeductible goodwill expense.

  Net Income. For the reasons discussed above, net income increased by $1.9 million, or 15.1%, to $14.5 million for the quarter ended March 31, 1998, from $12.6 million for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Group, a group of wholly owned property and casualty insurance companies including Vesta Fire. The insurance subsidiaries comprising the Vesta Group are individually supervised by state insurance regulators. Vesta Fire is the principal operating subsidiary of the Company.

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

  The Company's insurance companies are subject to regulation by government agencies in the states in which they do business. State regulatory examiners perform periodic examinations of insurance companies. Vesta Fire is currently undergoing its routine examination by the department of insurance in its domicile state, Alabama. For additional discussion see the Company's Form 10-K for the fiscal year ended December 31, 1997.

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

  During the first quarter of 1998, the Company paid approximately $0.7 million in dividends on its common stock, and it is expected that the Company will pay approximately $2.8 million for all of 1998. The Company is also required to make semi-annual interest payments of $4.4 million on its $100 million of 8.75% Senior Debentures due 2025 and semi-annual interest payments of $4.3 million on its $100 million of 8.525% Junior Subordinated Capital Securities Deferrable Interest Debentures issued to Vesta Capital Trust I in connection with its sale of $100 million of 8.525%.

  In order to provide further liquidity, the Company has a $200 million line of credit. To date, the Company has borrowed $70 million under this line of credit for general corporate purposes. The Credit Agreement relating to this line of credit contains certain covenants that require, among other things, the Company to maintain a certain consolidated net worth, maintain a certain amount of investment income available for the payment of interest expense, cause each insurance subsidiary to maintain a certain total adjusted capital and which limits the amount of the Company's allowable indebtedness. The Company is in compliance with each of these covenants.

  The principal sources of funds for the Company's insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. On a consolidated basis, net cash provided from (used in) operations for the quarters ended March 31, 1998 and 1997, was $21.4 million and $(14.4) million, respectively. Net cash provided from operations in the first quarter of 1998 was due principally to cash receipts relating to the assumption of the unearned premium portfolio on selected personal lines from CIGNA Property and Casualty Insurance Company. Cash flow during the first quarter of 1997 was adversely affected by the settlement of various reinsurance unearned premium portfolio transfers.

  Total assets of the Company increased by 5.9% to $1.8 billion in 1998, from $1.7 billion in 1997. Cash and invested assets were $701.2 million at March 31, 1998, increasing 6.8% from $656.8 million at December 31, 1997.

  As of March 31, 1998, the Company's investment portfolio consisted of cash and short-term investments (27.1%), U.S. Government securities (12.9%), mortgage-backed securities (10.4%), corporate bonds (25.7%), foreign government securities (.5%), municipal bonds (20.4%) and equity securities (3.0%). According to Moody's, 97.5% of the Company's portfolio is rated A or better. The Company expects current cash flow to be sufficient to meet operating needs, although invested assets have been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs.

  The Company is heavily dependent upon computer systems for all phases of its operations. The year 2000 issue--common to most corporations--concerns the inability of certain software and databases to properly recognize date sensitive information beginning January 1, 2000. This problem could result in a material disruption to the Company's operations, if not corrected. The Company has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. In 1997 resources were committed and implementation began to modify the affected information systems. Total costs related to the project are estimated to be approximately $3.5 million, of which $1.1 million was spent in 1997. Substantially all remaining costs will be expended in 1998 of which $855 thousand was spent in the first quarter of 1998. Implementation is currently on schedule. The degree of success of this project cannot be determined at this time. However, management believes that the final outcome will not have a material adverse effect on the operations of the Company.

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

  None.

                           ITEM 5. OTHER INFORMATION

  None.

                                 EXHIBITS INDEX

  Exhibit
    No.                              Description
  -------                            -----------
  3.1      Restated Certificate of Incorporation of the Company, dated
           September 1, 1993 (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-
           68114) of Vesta Insurance Group, Inc., filed on October 18,
           1993 and incorporated herein by reference (File No. 1-12338)).
  3.2      By-Laws of the Company (Amended and Restated as of October 1,
           1993) (filed as an exhibit to Amendment No. 1 to the Registra-
           tion Statement on Form S-1 (Registration No. 33-68114) of
           Vesta Insurance Group, Inc., filed on October 18, 1993 and in-
           corporated herein by reference (File No. 1-12338)).
  4.1      Indenture between the Company and Southtrust Bank of Alabama,
           National Association, dated as of July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended December
           31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)).
  4.2      Supplemental Indenture between the Company and Southtrust Bank of Alabama, National Association, dated July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended
           December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)).
  4.3      Indenture dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina, as trustee
           (filed as an exhibit to the Company's Form 10-Q for the quar-
           ter ended March 31, 1997, filed on May 13, 1997 and incorpo-
           rated herein by reference (File No. 1-12338)).
  4.4      Amended and Restated Declaration of Trust, dated as of January
           31, 1997, of Vesta Capital Trust I (filed as an exhibit to the
           Company's Form 10-Q for the quarter ended March 31, 1997,
           filed on May 13, 1997 and incorporated herein by reference
           (File No. 1-12338)).
  4.5      Capital Securities Guarantee Agreement, dated as of January
           31, 1997, between the Company and First Union National Bank of
           North Carolina, as trustee (filed as an exhibit to the
           Company's Form 10-Q for the quarter ended March 31, 1997,
           filed on May 13, 1997 and incorporated by reference (File No.
           1-12338)).
 10.1      Separation and Public Offering Agreement between Torchmark
           Corporation and the Company dated September 13, 1993 (filed as an exhibit to the Company's Form 10-K for the year ended De-
           cember 31, 1993, filed on March 28, 1994 and incorporated
           herein by reference (File No. 1-2338)).
 10.2      Marketing and Administrative Services Agreement between Lib-
           erty National Fire Insurance Company, Liberty National Insur-
           ance Corporation and Liberty National Life Insurance Company dated September 13, 1993 (filed as an exhibit to the Company's
           Form 10-K for the year ended December 31, 1993, filed on March
           28, 1994 and incorporated herein by reference (File No. 1-
           2338)).
 10.3      Investment Services Agreement between Waddell & Reed Asset
           Management Company and the Company (filed as an exhibit to
           Amendment No. 1 to the Registration Statement on Form S-1
           (Registration No. 33-68114) of Vesta Insurance Group, Inc.,
           filed on October 18, 1993 and incorporated herein by reference
           (File No. 1-12338)) dated September 13, 1993.
 10.5      Management Agreement between J. Gordon Gaines, Inc., Liberty
           National Fire Insurance Company, Sheffield Insurance Corpora-
           tion, Liberty National Insurance Corporation and Vesta Insur-
           ance Corporation dated November 15, 1994 (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
           1993, filed on March 28, 1994 and incorporated herein by ref-
           erence (File No. 1-2338)).
 10.6      Form of Restricted Stock Agreement (filed as an exhibit to the
           Registration Statement on Form S-1 (Registration No. 33-68114)
           of Vesta Insurance Group, Inc., filed on August 31, 1993 and incorporated herein by reference (File No. 1-12338)).

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

 10.14 Agency Agreement between Liberty National Fire Insurance Com-pany, Vesta Insurance Corporation, Sheffield Insurance Corpo-ration, and Overby-Seawell Company (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1
           (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference
           (File No. 1-12338)).
 10.15 Commercial/Personal Property Risk Excess Reinsurance Con-tracts, dated July 1, 1993, constituting the Company's Direct Per Risk Treaty Program, be-tween Vesta Fire Insurance Corporation, Sheffield Insurance
           Corporation, Vesta Insurance Corporation, Vesta Lloyds Insur-ance Company and various reinsurers (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1
           (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference
           (File No. 1-12338)) Renewed July 1, 1997.
 10.16 Catastrophe Reinsurance Contracts, dated July 1, 1995, consti-tuting the Company's Direct Property Catastrophe Program, be-tween Vesta Fire Insurance Corporation, Vesta Insurance Corpo-ration, Sheffield Insurance Corporation, Vesta Lloyds Insur-ance Company and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference
           (File No. 1-12338)). Renewed July 1, 1997.
 10.17     Specific Regional Castastrophe Excess Contracts, dated January
           1, 1996, constituting the Company's Regional Property Catas-trophe Program, between Vesta Fire Insurance Corporation and various reinsurers (filed as an exhibit to the Company's Form
           10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)).
           Renewed January 1, 1998.
 10.18     Casualty Excess of Loss Reinsurance Agreements, dated January
           1, 1998, constituting the Company's Casualty Excess of Loss
           Reinsurance Program, between Vesta Fire Insurance Corporation,
           Vesta Insurance Corporation, Sheffield Insurance Corporation,
           Vesta Lloyds Insurance Company and Employers Reinsurance Cor-poration.


  Exhibit
    No.                              Description
  -------                            -----------
 10.19     Amendment to Catastrophe Reinsurance Contracts, dated July 1,
           1995, constituting the Company's Direct Property Catastrophe
           Program, between Vesta Fire Insurance Corporation, Vesta In-
           surance Corporation, Sheffield Insurance Corporation, Vesta
           Lloyds Insurance Company, Hawaiian Insurance & Guaranty Compa-
           ny, Limited and various reinsurers. (Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30,
           1995, filed on November 14, 1995 and incorporated herein by reference (File No. 1-12338)).
 10.20     Amendment to Catastrophe Reinsurance Contracts, dated January
           1, 1996, constituting the Company's Direct Property Catastro-
           phe Program, between Vesta Fire Insurance Corporation, Vesta
           Insurance Corporation, Sheffield Insurance Corporation, Vesta
           Lloyds Insurance Company, Hawaiian Insurance & Guaranty Compa-
           ny, Limited and various reinsurers (filed as an exhibit to the
           Company's Form 10-K for the year ended December 31, 1995,
           filed on March 28, 1996 and incorporated herein by reference
           (File No. 1-12338)). Renewed January 1, 1998.
 10.21     Amended and Restated Credit Agreement between Vesta Insurance
           Group, Inc. and Southtrust Bank of Alabama, N.A., ABN Amro
           Bank B.V., Bank of Tokyo-Mitsubishi Trust Company, The First
           National Bank of Chicago, Wachovia Bank of Georgia, N.A. and
           First Union National Bank of North Carolina (as agent), dated
           April 8, 1997 (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997, and incorporated herein by reference (File No. 1-12338)).
 10.22     Quota Share Reinsurance Contract, dated July 1, 1996, covering all lines of business written by Vesta Fire Insurance Corpora-
           tion and its subsidiary and affiliated companies and various reinsurers (filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1996, field on November 14,
           1996 and incorporated herein by reference (File No. 1-12338)).
           Renewed July 1, 1997.
 10.23     Stock Purchase Agreement between Anthem Casualty Insurance
           Group, Inc, and Vesta Insurance Group, Inc., dated April 23,
           1997 (filed as an exhibit to the Company's Form 10-Q for the year ended September 30, 1997, filed on November 13, 1997 and incorporated herein by reference (File No. 1-12338)).
 10.24     Business Transfer and Management Agreement between Vesta Fire
           Insurance Corporation and its affiliated companies and CIGNA
           Property and Casualty Insurance Company and its affiliated companies, dated January 28, 1998 (filed as an exhibit to the
           Company's Form 10-K for the year ended December 31, 1997,
           filed on March 27, 1998 (File No. 1-12338)).

--------
*These are the Company's compensatory plans.


B) REPORTS ON FORM 8-K.

  None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          VESTA INSURANCE GROUP, INC.

Date: May 13, 1998                                /s/ Mary Beth Heibein
                                          _____________________________________
                                                    Mary Beth Heibein
                                                Controller and Principal
                                                   Accounting Officer


Date: May 13, 1998                                /s/ Robert Y. Huffman
                                          _____________________________________
                                                    Robert Y. Huffman
                                                      President and
                                                 Chief Executive Officer