Form 10-Q
period 1998-06-30
VESTA INSURANCE GROUP INC
filed 1998-08-19
CIK 911576

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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
    (STATE OF OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
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

      The number of shares outstanding of the registrant's common stock,
                      $.01 par value, as of June 30, 1998
                                  18,435,705

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          VESTA INSURANCE GROUP, INC.


                                     INDEX

 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Consolidated Balance Sheets at June 30, 1998 and
         December 31, 1997................................................     1
         Consolidated Statements of Operations and Comprehensive Income
         for the Three Months and Six Months Ended June 30, 1998 and 1997.     2
         Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 1998 and 1997..............................     3
         Notes to Consolidated Financial Statements.......................     4
 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................     6
 PART II OTHER INFORMATION
 Item 1. Legal Proceedings................................................    11
 Item 2. Changes in Securities............................................    11
 Item 3. Defaults Upon Senior Securities..................................    11
 Item 4. Submission of Matters to a Vote of Security Holders..............    11
 Item 5. Other Information................................................    12
 Item 6. Exhibits and Reports on Form 8-K.................................    12

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                          VESTA INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        JUNE 30,    DECEMBER 31,
                                                          1998          1997
                                                       -----------  ------------
                                                       (UNAUDITED)   (RESTATED)
Assets:
 Investments:
  Fixed maturities available for sale--at fair value
   (cost: 1998--$468,959;
   1997--$488,923).................................... $  476,532    $  495,566
  Equity securities--at fair value: (cost: 1998--
   $13,913; 1997--$10,921)............................     24,245        20,424
  Short-term investments..............................    159,731       119,025
                                                       ----------    ----------
   Total investments..................................    660,508       635,015
 Cash.................................................      5,570        21,801
 Accrued investment income ...........................      7,812        15,799
 Premiums in course of collection.....................    257,831       252,193
 Reinsurance balances receivable......................    337,597       368,949
 Reinsurance recoverable on paid losses...............    139,991        83,225
 Deferred policy acquisition costs....................    104,726       102,124
 Property and equipment...............................     17,968        18,093
 Income tax receivable................................        --          5,609
 Other assets.........................................     40,320        39,358
 Goodwill.............................................     92,474        96,141
                                                       ----------    ----------
   Total assets....................................... $1,664,797    $1,638,307
                                                       ==========    ==========
Liabilities:
 Reserves for:
  Losses and loss adjustment expenses................. $  599,846    $  596,797
  Unearned premiums...................................    378,081       365,052
                                                       ----------    ----------
                                                          977,927       961,849
 Accrued income taxes.................................      5,678           --
 Reinsurance balances payable.........................     85,210        56,897
 Other liabilities....................................     34,360        67,610
 Short term debt......................................     70,000        45,000
 Long term debt.......................................     98,349        98,602
                                                       ----------    ----------
   Total liabilities..................................  1,271,524     1,229,958
Commitments and contingencies
 Deferrable Capital Securities........................    100,000       100,000
Stockholders' equity
 Preferred stock, 5,000,000 shares authorized, none
  issued..............................................        --            --
 Common stock, $.01 par value, 32,000,000 shares
  authorized,
  issued: 1998--18,964,322 shares; 1997--18,970,695...        190           190
 Additional paid-in capital...........................    162,076       162,550
 Unrealized investment gains, net of applicable taxes.      9,920         9,829
 Retained earnings....................................    148,622       165,087
 Receivable from issuance of restricted stock.........     (2,193)       (3,891)
 Treasury stock.......................................    (25,342)      (25,416)
                                                       ----------    ----------
   Total stockholders' equity.........................    293,273       308,349
                                                       ----------    ----------
   Total liabilities and stockholders' equity......... $1,664,797    $1,638,307
                                                       ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

STATEMENTS OF OPERATIONS

                                         THREE MONTHS       SIX MONTHS ENDED
                                         ENDED JUNE 30           JUNE 30
                                       ------------------  --------------------
                                         1998      1997      1998       1997
                                       --------  --------  --------  ----------
                                                                     (RESTATED)
                                                    (UNAUDITED)
Revenues:
 Net premiums written................. $169,291  $137,186  $301,175   $235,858
 (Increase) decrease in unearned pre-
  miums...............................   (5,215)   (3,469)    2,193     (9,165)
                                       --------  --------  --------   --------
 Net premiums earned..................  164,076   133,717   303,368    226,693
 Net investment income................    8,800     7,178    18,100     13,325
 Other, including realized gains and
  losses..............................    1,843       (78)    3,093        236
                                       --------  --------  --------   --------
   Total revenues.....................  174,719   140,817   324,561    240,254
Expenses:
 Losses incurred......................   87,876    57,682   175,504    114,194
 Loss adjustment expenses incurred....   21,024     7,058    28,739     10,708
 Policy acquisition expenses..........   60,120    39,937    89,026     57,370
 Operating expenses...................   17,330     6,975    34,586     14,574
 Premium taxes and fees...............    3,560     1,021     6,695      3,267
 Interest on debt.....................    3,345     2,249     6,453      4,608
 Goodwill.............................    1,612       362     3,281        667
                                       --------  --------  --------   --------
   Total expenses.....................  194,867   115,284   344,284    205,388
Income (loss) before income taxes and
 deferrable capital securities........  (20,148)   25,533   (19,723)    34,866
Income taxes..........................   (7,571)    9,059    (7,362)    11,116
Deferrable capital securities inter-
 est, net of income tax...............    1,362     1,386     2,724      2,309
                                       --------  --------  --------   --------
   Net income (loss).................. $(13,939) $ 15,088  $(15,085)  $ 21,441
                                       ========  ========  ========   ========
 Basic net income (loss) per common
  share............................... $   (.76) $    .81  $   (.82)  $   1.15
                                       ========  ========  ========   ========
 Diluted net income (loss) per common
  share............................... $   (.76) $    .80  $   (.82)  $   1.14
                                       ========  ========  ========   ========

STATEMENTS OF COMPREHENSIVE INCOME

Net income (loss)..................... $(13,939) $ 15,088  $(15,085)  $ 21,441
Other comprehensive income, net of
 tax:
 Unrealized holding gains (losses) on
  available-for-sale securities.......      (48)    2,280       226        602
 Less realized gains on available-for-
  sale securities.....................      --        282       135        107
                                       --------  --------  --------   --------
                                            (48)    1,998        91        495
                                       --------  --------  --------   --------
Comprehensive income (loss)........... $(13,987) $ 17,086  $(14,994)  $ 21,936
                                       ========  ========  ========   ========

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                   SIX MONTHS ENDED JUNE 30
                                                   ------------------------
                                                      1998           1997
                                                   ------------  ---------------
                                                                  (RESTATED)
                                                          (UNAUDITED)
Operating Activities:
 Net income (loss)................................ $    (15,085)  $     21,441
 Adjustments to reconcile net income to cash from
  operating activities:
  Change in:
   Loss and LAE reserves..........................        3,049          8,938
   Unearned premium reserve.......................       13,029         15,519
   Reinsurance balances payable...................       28,313         44,365
   Accrued income taxes...........................       11,521           (167)
   Other liabilities..............................      (33,249)         6,895
   Premiums in course of collection...............       (5,639)        (8,746)
   Reinsurance balances receivable................       31,351        (39,586)
   Reinsurance recoverable on paid losses.........      (56,766)       (24,887)
   Other assets...................................        2,402        (11,639)
  Policy acquisition costs deferred...............      (66,867)       (30,577)
  Policy acquisition costs amortized..............       64,264         34,987
  Amortization and depreciation...................       10,946          1,600
  Investment gains................................         (135)          (107)
  (Gain) Loss on disposition of property, plant
   and equipment..................................          173           (118)
                                                   ------------   ------------
   Net cash provided from (used in) operating
    activities....................................      (12,693)        17,918
Investing Activities:
 Investments sold or matured:
 Fixed maturities available for sale-matured,
  called..........................................       78,386         48,614
 Equity securities................................          --           2,291
Investments acquired:
 Fixed maturities available for sale..............      (59,820)           --
 Equity securities................................       (4,119)        (5,669)
Net increase in short-term investments............      (40,706)      (141,679)
Additions to property, plant and equipment........       (2,237)          (884)
Dispositions of property, plant and equipment.....          292            208
                                                   ------------   ------------
  Net cash used in investing activities...........      (28,204)       (97,119)
Financing Activities:
 Issuance of deferrable capital securities........          --         100,000
 Issuance (repayment) of long and short term debt.       24,747        (21,977)
 Dividends paid...................................       (1,379)        (1,394)
 Capital contributions from exercising options....        1,298          1,553
                                                   ------------   ------------
  Net cash provided from financing activities.....       24,666         78,182
Decrease in cash..................................      (16,231)        (1,019)
Cash at beginning of year.........................       21,801          4,637
                                                   ------------   ------------
Cash at end of period............................. $      5,570   $      3,618
                                                   ============   ============

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation: The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the restated financial statements and related notes which have been issued by the Company and filed with the Securities and Exchange Commission (see Note B below). Amounts in the prior financial statements presented have been adjusted in order to conform to the restatement. There were no adjustments to the Company's Statement of Operations for the three months ended June 30, 1997.

  Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders' equity or net income during the period involved.

  Income per share: Basic weighted average common shares outstanding for the six month period ended June 30, 1998 and 1997 was 18,454,982 and 18,590,852, respectively. Basic weighted average common shares outstanding for the three month period ended June 30, 1998 and 1997 was 18,453,010 and 18,599,900, respectively. Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares except when the additional shares would reduce net loss per share. Diluted weighted average shares outstanding for the six month period ended June 30, 1998 and 1997 was 18,454,982 and 18,453,010, respectively. Diluted weighted average shares outstanding for the three month period ended June 30, 1998 and 1997 was 18,453,010 and 18,921,221, respectively.

  Recently Issued Accounting Standards: In June 1997, the FASB issued Financial Accounting Statement No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from non-owner sources. The Company adopted FAS130 on January 1, 1998.

NOTE B--RESTATEMENT OF FINANCIAL STATEMENTS

  Subsequent to the filing of its quarterly report on Form 10-Q for the period ended March 31, 1998 with the Securities and Exchange Commission, the Company became aware of certain inappropriate reductions of reserves and over statements of premium income in the Company's reinsurance business that had been recorded in the fourth quarter of 1997 and the first quarter of 1998. The Company promptly commenced an internal investigation to determine the exact scope and amount of such reductions and estimations. Based on the information discovered in that investigation, the Company has restated its previously issued financial statements to make the necessary corrections.

  During its internal investigation the Company and its independent auditors also re-evaluated the accounting methodology being utilized to recognize earned premium income in its reinsurance business. The Company had historically reported certain assumed reinsurance premiums as earned in the year in which the related reinsurance contracts were entered even though the terms of those contracts frequently bridged two years.

  The Company has now determined that reinsurance premiums should be recognized as earned over the contract period. Therefore, the Company has corrected the error in its accounting methodology which includes a revision of the actuarial methodology on which anticipated reinsurance premiums and losses were calculated.

  The Company has now issued restated financial statements for each of the three years in the period ended December 31, 1997 which have been audited by the Company's independent auditors and unaudited restated financial statements for the three months ended March 31, 1998, which were filed with the Securities and Exchange Commission as exhibits to a current report on Form 8-K dated August 19, 1998.

  As a result of the restatement described above, the Company made the following adjustments to the Company's consolidated statements of operations and comprehensive income for the six months ended June 30, 1997 and cumulative adjustments to the December 31, 1997 Balance Sheet.

                                               SIX MONTHS ENDED JUNE 30, 1997
                                             -----------------------------------
                                             AS PREVIOUSLY                 AS
                                               REPORTED    RESTATEMENTS RESTATED
                                             ------------- ------------ --------
Revenue....................................    $272,898      $(32,644)  $240,254
Losses.....................................     128,227       (14,003)   114,194
Loss adjustment expenses incurred..........      10,708           --      10,708
Policy acquisition expenses................      64,747        (7,377)    57,370
Operating Expenses.........................      14,574           --      14,574
Premium taxes and fees.....................       3,267           --       3,267
Interest on debt...........................       4,608           --       4,608
Goodwill amortization......................         667           --         667
Income taxes...............................      16,145        (5,029)    11,116
Deferrable capital securities interest, net
 of income tax.............................       2,309           --       2,309
                                               --------      --------   --------
  Net income...............................    $ 27,646      $ (6,205)  $ 21,441
                                               ========      ========   ========
  Basic net income per common share........    $   1.49                 $   1.15
                                               ========                 ========
  Diluted net income per common share......    $   1.46                 $   1.14
                                               ========                 ========

                                                                 CUMULATIVE
                                                            RESTATEMENTS THROUGH
                                                             DECEMBER 31, 1997
                                                            --------------------
Premiums in course of collection...........................      $(78,962)
Reinsurance balances receivable............................         53,415
Reinsurance recoverable on paid losses.....................            951
Deferred acquisition costs.................................            825
Other assets...............................................          9,484
Reserves for losses and lae................................         74,991
Reinsurance balances payable...............................        (17,569)
Other liabilities..........................................         15,290
                                                                 ---------
  Total pretax.............................................        (86,999)
Tax effect on above items..................................         29,845
                                                                 ---------
                                                                 $ (57,154)
                                                                 =========

NOTE C--CONTINGENCIES

  Litigation: Commencing in June 1998, the Company and several of its current and former officers and directors were named in several purported class action law suits in the United States District Court for the Northern District of Alabama and in one purported class action law suit in the Circuit Court of Jefferson County, Alabama. The complaints allege various violations of the federal and state securities laws and seek unspecified but potentially significant damages. The Company is presently evaluating these complaints and is unable, at this time, to determine the potential financial impact of the litigation.

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

  Regulatory: The Company's insurance subsidiaries are subject to regulation by the insurance departments of states in which they are licensed and undergoes examinations by those departments. Vesta Fire is currently undergoing an examination by the Alabama Department. This examination could result in adjustments to Vesta Fire's statutory statements, including policyholder surplus. Management does not believe that such adjustments, if any, would have a material impact on the Company's financial position or results of operations.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Vesta Insurance Group, Inc. (the "Company" or "Vesta") is a holding company for a group of property and casualty insurance companies (the "Vesta Group") that offer treaty reinsurance and primary insurance on personal and commercial risks. In both its reinsurance and primary insurance operations, the Company focuses principally on property coverages and private passenger automobile, for which ultimate losses generally can be more promptly determined than on general casualty risks. The Company's revenues from operations are derived primarily from net premiums earned on risks written and reinsured by the Company, investment income and investment gains or losses, while expenses consist primarily of payments for claims losses and underwriting expenses, including agents' commissions and operating expenses.

Comparison of Second Quarter 1998 to Second Quarter 1997

  Net loss for the quarter ended June 30, 1998 was $13.9 million versus $15.1 million of net income for the quarter ended June 30, 1997. On a diluted per share basis, net loss for the second quarter of 1998 was $(.76) per share versus net income of $.80 per share for the second quarter of 1997.

  Premiums, Loss and LAE--Primary Insurance

  Gross premiums written for primary insurance increased by $67.7 million or 115.6% to $126.3 million for the quarter ended June 30, 1998, from $58.6 million for the quarter ended June 30, 1997. Included in the $67.7 million increase in gross premiums written for primary insurance was $69.7 million of gross premiums written by the Shelby Insurance Companies ("Shelby"). The remaining decrease of $2.0 million was primarily due to declining volume in the commercial lines.

  Net premiums written for primary insurance increased by $44.7 million or 123.8% to $80.8 million for the quarter ended June 30, 1998, from $36.1 million for the quarter ended June 30, 1997. Included in the $44.7 million increase in net premiums written was $43.1 million of net premiums written by Shelby. The remaining increase of $1.6 million was primarily due to increases in personal lines. Net premiums earned for primary insurance increased $46.4 million or 177.8% to $72.5 million for the quarter ended June 30, 1998, from $26.1 million for the quarter ended June 30, 1997.

  Loss and loss adjustment expenses ("LAE") for primary insurance increased by $38.8 million, or 298.5%, to $51.8 million for the quarter ended June 30, 1998, from $13.0 million for the quarter ended June 30, 1997. Included in the $38.8 million increase in loss and loss adjustment expenses was $30.8 million in losses and LAE incurred by Shelby. The loss and LAE ratio for primary insurance for the quarter ended June 30, 1998 was 71.4% as compared to 49.7% for the quarter ended June 30, 1997. The increase in the loss ratio is primarily attributable to the Company's increased writings of personal automobile lines as a result of the acquisition of Shelby, which experienced a 73% loss and LAE ratio, and an increase of $1.2 million in catastrophe losses.

  Premiums, Loss and LAE--Reinsurance

  Gross premiums written for reinsurance decreased by $17.4 million, or 12.0%, to $127.1 million for the quarter ended June 30, 1998, from $144.5 million for the quarter ended June 30, 1997. The decrease in gross premiums written is primarily attributable to pricing pressure in the reinsurance market due to increased competition and market capacity, the Company's unwillingness to support underpriced business, and cedants retaining more business. Net premiums written for reinsurance decreased by $12.5 million, or 12.4%, to $88.5 million for the quarter ended June 30, 1998, from

$101.0 million for the quarter ended June 30, 1997. Net premiums earned decreased $16.0 million, or 14.9% to $91.6 million for the quarter ended June 30, 1998, from $107.6 million for the quarter ended June 30, 1997.

  Loss and loss adjustment expenses ("LAE") for reinsurance increased by $5.4 million, or 10.4%, to $57.1 million for the quarter end June 30, 1998, from $51.7 for the quarter end June 30, 1997. The loss and LAE ratio for reinsurance for the quarter ended June 30, 1998 was 62.4% as compared to 48.1% for the quarter ended June 30, 1997. The increase in the loss ratio is primarily a result of decreases in earned premiums due to pricing pressures, market competition and an increase of $2.0 million in catastrophe losses.

  Net Investment Income. Net investment income increased by $1.6 million, or 22.5%, to $8.8 million for the quarter ended June 30, 1998, from $7.2 million for the quarter ended June 30, 1997. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.2% for the quarter ended June 30, 1998, compared with 5.5% for the quarter ended June 30, 1997. The increase in net investment income is primarily attributable to the increase in average invested assets due to invested assets acquired in the Shelby acquisition.

  Policy Acquisition Expenses and Other Expenses. Policy acquisition expenses increased by $20.2 million, or 50.6%, to $60.1 million for the quarter ended June 30, 1998, from $39.9 million for the quarter ended June 30, 1997. The increase in policy acquisition expenses is primarily attributable to the increase in net written premiums. Other expenses include operating expenses not directly related to the generation of premium revenue, premium taxes and fees, interest on debt and goodwill amortization. Operating expenses increased by $10.4 million. The increase is primarily attributable to the increase in information systems expenses related to the assimilation and administration of the Shelby operations following its acquisition on June 30, 1997 and the Company's year 2000 compliance efforts. The $2.5 million increase in premium taxes is primarily attributable to the increase in primary gross written premiums. These factors caused the underwriting expense ratio to increase from 35.8% in the second quarter of 1997 to 49.4% in the second quarter of 1998. The increase in goodwill amortization is primarily attributable to the $83 million of goodwill acquired on June 30, 1997 in connection with the Shelby acquisition.

  Federal Income Taxes. Federal income tax expense decreased by $16.6 million to $(7.6) million for the quarter ended June 30, 1998. This decrease was due primarily to the decrease in operating income.

Comparison of Six Months Ended June 30, 1998 with Six Months Ended June 30,
1997.

  The first six months of 1998 resulted in a net loss of $15.1 million, a decrease of $36.5 million from the $21.4 million in income reported for the same period in 1997.

  Premiums, Loss and LAE - Primary Insurance

  Gross premiums written for primary insurance increased by $147.9 million, or 145.3%, to $249.7 million for the six months ended June 30, 1998 from $101.8 million for the six month period ended June 30, 1997. Included in the $147.9 million increase in gross premiums written was $139.0 million of gross premiums written by Shelby. The remaining increase of $8.9 million was primarily attributable to the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual. Net premiums written for primary insurance increased by $95.4 million, or 150.9%, to $158.7 million for the six month period ended June 30, 1998 from $63.2 million for the six month period ended June 30, 1997. Included in the $95.4 million increase was $84.3 million of net premiums written by Shelby. Net earned premiums increased $102.6 million, or 202.0%, to $153.5 million for the six month period ended June 30, 1998, from $50.8 million for the six month period ended June 30, 1997.

  Loss and loss adjustment expense ("LAE") for primary insurance increased by $78.8 million, or 301.9%, to $104.9 million for the six months ended June 30, 1998, from $26.1 million for the six months ended June 30, 1997. Included in the $78.8 million increase in loss and LAE was $59.6 million of loss and LAE incurred by Shelby. The loss and LAE ratio for primary insurance for the six months ended June 30, 1998 was 68.3% as compared to 51.3% for the six months ended June 30, 1997. The increase in the loss and LAE ratio is primarily attributable to the Company's increased writings of personal automobile lines (53.8% of total premiums in 1998 as compared to 28.5% of total premiums in 1997) due to the acquisition of Shelby and an increase of $4.2 million in catastrophe losses.

  Premiums, Loss and LAE - Reinsurance

  Gross premiums written for reinsurance decreased by $35.6 million, or 13.1%, to $236.8 million for the six months ended June 30, 1998, from $272.4 million for the six months ended June 30, 1997. The decrease in gross premiums written is primarily attributable to pricing pressures and competition in the reinsurance market as well as the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual. Net premiums written for reinsurance decreased $30.1 million, or 17.4%, to $142.5 million for the six months ended June 30, 1998, from $172.6 million for the six months ended June 30, 1997. Net premiums earned decreased $26.0 million, or 14.8% to $149.9 million for the six months ended June 30, 1998, from $175.9 million for the six months ended June 30, 1997.

  Loss and loss adjustment expenses ("LAE") for reinsurance increased $.5 million, or .5%, to $99.3 million for the six months ended June 30, 1998, from $98.8 million for the six months ended June 30, 1997. The loss and LAE ratio for reinsurance for the six months ended June 30, 1998 was 66.3% as compared to 56.2% for the six months ended June 30, 1997. The increase in the loss ratio is primarily a result of decreases in earned premiums due to pricing pressures, market competition and an increase of $2.2 million in catastrophe losses.

  Policy Acquisition Expenses and Other Expenses. Policy acquisition expenses increased $31.7 million, or 55.2%, to $89.0 million for the six month period ended June 30, 1998, from $57.4 million for the six month period ended June 30, 1997. The increase in policy acquisition expense is primarily attributable to the increase in net written premiums. Operating expenses increased by $20.0 million due to increase in information systems and other expenses related to the assimilation and administration of the Shelby operations following its acquisition on June 30, 1997 and the Company's year 2000 compliance efforts. The $3.4 million increase in premium taxes and fees is primarily attributable to the increase in primary gross written premiums. The increase in goodwill amortization is primarily attributable to the $83.0 million of goodwill acquired on June 30, 1997 in connection with the Shelby acquisition.


  Net Investment Income. Net investment income increased by $4.8 million, or 36.1%, to $18.1 million for the first six months of 1998, from $13.3 million for the first six months of 1997. The weighted average pre-tax yield on invested assets (excluding realized and unrealized gains) was 6.1% for the six month period ended June 30, 1998, compared with 5.6% for the six month period ended June 30, 1997. The increase in net investment income is primarily attributable to the increase in average invested assets relating to the increase in invested assets from the Shelby acquisition.

  Federal Income Taxes. Federal income taxes decreased by $18.5 million to $(7.4) million for the six month period ended June 30, 1998. This decrease was primarily due to the decrease in operating income.

LIQUIDITY AND CAPITAL RESOURCES

  The Company is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Group, a group of wholly-owned property and casualty insurance companies including Vesta Fire. The several insurance company subsidiaries comprising Vesta Group are individually regulated by state insurance regulators. Vesta Fire is the principal operating subsidiary of the Company.

  As a holding company with no other business operations, the Company relies primarily upon dividend payments from Vesta Fire to meet its cash requirements (including its debt service) and to pay dividends to its stockholders. Transactions between Vesta Fire and the Company, including the payment of dividends by Vesta Fire, are subject to certain limitations under the insurance laws of Alabama. Specifically, Alabama law permits the payment of dividends in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. Based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 1998 without prior approval of regulatory authorities is estimated to be approximately $31.8 million.

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

  During the first six month period of 1998, the Company paid approximately $1.4 million in dividends on its common stock, and it is expected that the Company will pay approximately $2.8 million for all of 1998. The Company is also required to make semi-annual interest payments of $4.4 million on its $100 million of 8.75% Senior Debentures due 2025 and $4.25 million on the $100 million of 8.525% Capital Securities due 2027 issued by Vesta Capital Trust I.

  The principal sources of funds for the Company's insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. In order to provide further liquidity, the Company increased its $100 million line of credit to $200 million effective April 8, 1997. As of the Balance Sheet date, the Company has borrowed $70 million under this line of credit for general corporate purposes and for a capital contribution of $25 million to the Company's principal insurance subsidiary, Vesta Fire Insurance Corporation. The Credit Agreement relating to this line of credit contains certain covenants that require, among other things, the Company to maintain a certain consolidated net worth, maintain a certain amount of earnings before interest and taxes available for the payment of interest and dividend expense (the "Fixed Charge Ratio"), cause each insurance subsidiary to maintain a certain total adjusted capital and that limits the amount of indebtedness of the Company. Subsequent to the period ended June 30, 1998, the Company's banks agreed to amend the Fixed Charge Ratio as of the last day of the fiscal quarter ended June 30, 1998 and waive any Event of Default arising from noncompliance with such covenant as of June 30, 1998. As an inducement to the Company's banks to enter into such amendment and waiver, the Company has agreed not to request any additional borrowings under this Credit Agreement until such time as the Company has delivered financial statements to the banks in form and substance satisfactory to the banks.

  On a consolidated basis, net cash provided from (used in) operations for the six month period ended June 30, 1998 and 1997 was $(12.7) million and $17.9 million, respectively.

  Total assets of the Company increased by 1.6% to $1,664.8 million in 1998, from $1638.3 million in 1997. Cash and invested assets were $666.1 million at June 30, 1998, increasing 1.4% from December 31, 1997.

  As of June 30, 1998, the Company's investment portfolio consisted of cash and short-term investments (24.8%), U.S. Government securities (15.1%), asset-backed securities (11.5%), corporate bonds (23.7%), foreign government securities (0.7%), municipal bonds (20.6%) and equity securities (3.6%). According to Moody's rating, 96% of the Company's portfolio is rated A or better. The Company expects current cash flow to be sufficient to meet operating needs, although, a certain amount of invested assets has been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs. Beginning in June of each year, the Company begins to increase its holdings of cash and short-term investments. This practice facilitates the Company's ability to meet its higher short-term cash needs during the hurricane season.

  The Company is heavily dependent upon computer systems for all phases of its operations. The year 2000 issue--common to most corporations--concerns the inability of certain software and databases to properly recognize date sensitive information beginning January 1, 2000. This problem could result in a material disruption to the Company's operations, if not corrected. The Company has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. In 1997 resources were committed and implementation began to modify the affected information systems. Total costs related to the project are estimated to be approximately $5.7 million, of which $1.1 million was spent in 1997. Substantially all remaining costs will be expended in 1998 of which $2.9 million was spent in the first six months of 1998. Implementation is currently on schedule. The Company is in the beginning stages of contacting vendors who provide products and/or services requesting verification that they either are or will be 2000 compliant. The year 2000 issue is also a concern from an underwriting standpoint as well as regarding the extent of liability for coverage under various general liability, property and package insurance policies. The Company's operating subsidiaries are adopting the ISO Exclusionary Endorsement in the states where that endorsement is filed and approved. The degree of success of this project cannot be determined at this time. However, management believes that the final outcome will not have a material adverse effect on the operations of the Company.

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

                                    PART II

                           ITEM 1. LEGAL PROCEEDINGS

  Commencing in June 1998, the Company and several of its current and former officers and directors were named in several purported class action law suits in the United States District Court for the Northern District of Alabama and in one purported class action law suit in the Circuit Court of Jefferson County, Alabama. The complaints allege various violations of the federal and state securities laws and seek unspecified but potentially significant damages. The Company is presently evaluating these complaints and is unable, at this time, to determine the potential financial impact of the litigation.

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

  None.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the annual meeting of stockholders held May 19, 1998, the following matters were submitted to a vote of stockholders. (Shares Eligible to Vote 18,452,279; Shares Voted 17,050,177)

  1. Election of Directors

  Messrs. Ehney A. Camp III, Jr., Clifford F. Palmer, and Norman L. Rosenthal were elected to additional three year terms on the Board of Directors.

                                                               FOR     WLTHHELD
                                                            ---------- ---------
   Camp.................................................... 16,101,667   948,510
   Palmer.................................................. 16,008,562 1,041,615
   Rosenthal............................................... 16,101,017   949,160

  Messrs. Walter M. Beale, Jr., Robert A. Hershberger, C.B. Hudson, Jarvis W. Palmer and R. K. Richey continue to serve on the Board of Directors. On July 27, 1998, Messrs. Norman W. Gayle, III and James E. Tait were elected by the Board of Directors to fill a vacancy and a newly created directorship on the Board of Directors.

  2. Amendment to Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock

  The proposal to increase the authorized shares of the Company's common stock, par value $.01 per share, (the "Common Stock") from 32,000,000 shares to 100,000,000 shares was approved. The additional authorized shares of Common Stock will be available for issuance by the Company's Board of Directors from time to time, without further action or authorization by the stockholders (except as required by law or by a national stock exchange). The Board of Directors could make a determination to issue such shares in connection with, among other things, (i) possible future acquisitions, (ii) the declaration of a stock split or stock dividend, (iii) the raising of additional capital funds through offerings of shares of Common Stock or of equity or debt securities convertible into or exchangeable for Common Stock and (iv) the Company's various employee benefit plans, incentive compensation plans and dividend reinvestment plan.

                                                                          NON
                                                FOR      AGAINST  ABSTAIN VOTE
                                             ---------- --------- ------- ----
   Amendment to restated Certificate of
    Incorporation to increase the number of
    authorized shares of the Company's
    Common Stock............................ 12,080,189 4,957,549 12,439    0



  3. Election of Auditors

  KPMG Peat Marwick was appointed as the principal independent auditor of the Company and its subsidiaries for the year ending December 31, 1998.

                                                         FOR     AGAINST ABSTAIN
                                                      ---------- ------- -------
   KPMG Peat Marwick................................. 17,023,570  3,558  23,049

                           ITEM 5. OTHER INFORMATLON

  None.

                                 EXHIBITS INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
 3.1     Restated Certificate of Incorporation of the Company, dated September
         1, 1993, as amended (as of June 16, 1998).
 3.2     By-Laws of the Company (Amended and Restated as of October 1, 1993)
         (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group,
         Inc., filed on October 18, 1993 and incorporated herein by reference
         (File No. 1-12338)).
 4.1     Indenture between the Company and Southtrust Bank of Alabama, National
         Association, dated as of July 19, 1995 fled as an exhibit to the
         Company's Form 10-K for the year ended December 31, 1995, filed on
         March 28, 1996 and incorporated herein by reference (File No. 1-
         12338)).

 Exhibit
   No.                                 Description
 -------                               -----------
 4.2     Supplemental Indebenture between the Company and Southtrust Bank of
         Alabama, National Association, dated July 19, 1995 (filed as an exhibit to the Company~'s Form 10-K for the year ended December 31,
         1995, filed on March 28, 1996 and incorporated herein by reference
         (File No. 1-12338)).
 4.3     Indenture dated as of January 31, 1997, between the Company and First
         Union National Bank of North Carolina, as trustee (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-
         12338)).
 4.4     Amended and Restated Declaration of Trust, dated as of January 31,
         1997, of Vesta Capital Trust I (filed as an exhibit to the Company's
         Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338)).
 4.5     Capital Securities Guarantee Agreement, dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina,
         as trustee (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338)).
 10.1    Separation and Public Offering Agreement between Torchmark Corporation and the Company dated September 13, 1993 (filed as an exhibit to the
         Company's Form 10-K for the year ended December 31, 1993, filed on
         March 28, 1994 and incorporated herein by reference (File No. 1-
         2338)).
 10.2    Marketing and Administrative Services Agreement between Liberty
         National Fire Insurance Company, Liberty National Insurance
         Corporation and Liberty National Life Insurance Company dated
         September 13, 1993 (filed as an exhibit to the Company~'s Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-2338)).
 10.3    Investment Services Agreement between Waddell & Reed Asset Management
         Company and the Company (filed as an exhibit to Amendment No. 1 to the
         Registration Statement on Form S-1 (Registration No. 33-68114) of
         Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338)) dated September
         13, 1993.
 10.5    Management Agreement between J. Gordon Gaines, Inc., Liberty National
         Fire Insurance Company, Sheffield Insurance Corporation, Liberty
         National Insurance Corporation and Vesta Insurance Corporation dated
         November 15, 1994 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-2338)).
 10.6    Form of Restricted Stock Agreement (filed as an exhibit to the
         Registration Statement on Form S-1 (Registration No. 33-68114) of
         Vesta Insurance Group, Inc., filed on August 31, 1993 and incorporated herein by reference (File No. 1-12338)).
 10.7*   The Company's Long Term Incentive Plan as amended effective as of May
         16, 1995 (filed as an exhibit to the Company's Form 10Q for the quarter ended June 30, 1995, filed on August 14, 1995 and incorporated herein by reference (File No. 1-12338)).
 10.8*   Form of Non-Qualified Stock Option Agreement entered into by and between the Company and certain of its executive officers and directors (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)).
 10.9*   Cash Bonus Plan of the Company (filed as an exhibit to the Company's
         Form 10-K for the year ended December 31, 1993, filed on March 28,
         1994 and incorporated herein by reference (File No. 1-2338)).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.10*  J. Gordon Gaines, Inc. Post Retirement Benefits Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
         1994, filed on March 29, 1995 and incorporated herein by reference
         (File No. 1-12338)).

 10.11* J. Gordon Gaines, Inc. Retirement Savings Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-
         12338)).
 10.12* The Company's Non-Employee Director Stock Plan (filed as an exhibit to the Company's 10-Q for the quarter ended June 30, 1995, filed on August 14, 1995 and incorporated herein by reference (File No. 1-
         12338)).
 10.13   Office Lease between the Company and Torchmark Development
         Corporation, dated as of April 20, 1992 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-
         12338)).
 10.14   Agency Agreement between Liberty National Fire Insurance Company,
         Vesta Insurance Corporation, Sheffield Insurance Corporation, and
         Overby-Seawell Company (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of
         Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338)).
 10.15   Commercial/Personal Property Risk Excess Reinsurance Contracts, dated
         July 1, 1993, constituting the Company~s Direct Per Risk Treaty
         Program, between Vesta Fire Insurance Corporation, Sheffield Insurance
         Corporation, Vesta Insurance Corporation, Vesta Lloyds Insurance
         Company and various reinsurers (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338)) Renewed July 1,
         1997.
 10.17 Specific Regional Catastrophe Excess Contracts, dated January 1, 1996, constituting the Company's Regional Property Catastrophe Program, between Vesta Fire Insurance Corporation and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December
         31, 1995, filed on March 28, 1996 and incorporated herein by reference
         (File No. 1-12338)). Renewed January 1, 1998.
 10.18 Casualty Excess of Loss Reinsurance Agreements, dated January 1, 1998, constituting the Company's Casualty Excess of Loss Reinsurance
         Program, between Vesta Fire Insurance Corporation, Vesta Insurance
         Corporation, Sheffield Insurance Corporation, Vesta Lloyds Insurance
         Company and Employers Reinsurance Corporation, (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1998, filed on May 13 and incorporated herein by reference (File No. 1-12338)).
 10.19 Amendment to Catastrophe Reinsurance Contracts, dated July 1, 1995, constituting the Company's Direct Property Catastrophe Program, between Vesta Fire Insurance Corporation, Vesta Insurance Corporation,
         Sheffield Insurance Corporation, Vesta Lloyds Insurance Company,
         Hawaiian Insurance & Guaranty Company, Limited and various reinsurers.
         (Filed as an exhibit to the Company's Form 10-Q for the quarter ended
         September 30, 1995, filed on November 14, 1995 and incorporated herein by reference (File No. 1-12338)). Renewed July 1, 1997.

 Exhibit
   No.                                 Description
 -------                               -----------
 10.20   Amendment to Catastrophe Reinsurance Contracts, dated January 1, 1996, constituting the Company's Direct Property Catastrophe Program,
         between Vesta Fire Insurance Corporation, Vesta Insurance Corporation,
         Sheffield Insurance Corporation, Vesta Lloyds Insurance Company,
         Hawaiian Insurance & Guaranty Company, Limited and various reinsurers
         (filed as an exhibit to the Company's Form 10-K for the year ended
         December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)). Renewed January 1, 1998.
 10.21   Amended and Restated Credit Agreement between Vesta Insurance Group,
         Inc. and Southtrust Bank of Alabama, N.A., ABN Amro Bank B.V., Bank of
         Tokyo-Mitsubishi Trust Company, The First National Bank of Chicago,
         Wachovia Bank of Georgia, N.A. and First Union National Bank of North
         Carolina (as agent), dated April 8, 1997 (filed as an exhibit to the
         Company's Form 10-Q for the quarter ended March 31, 1997, filed on May
         13, 1997, and incorporated herein by reference (File No. 1-12338)).
 10.22   Quota Share Reinsurance Contract, effective July 1, 1996, covering all lines of business written by Vesta Fire Insurance Corporation and its subsidiary and affiliated companies and various reinsurers (filed as an exhibit to the Company's Form 10-Q for the quarter ended September
         30, 1996, filed on November 14, 1996 and incorporated herein by reference (File No. 1-12338)). Renewed July 1, 1997.
 10.23   Stock Purchase Agreement between Anthem Casualty Insurance Group,
         Inc., and Vesta Insurance Group, Inc., dated April 23, 1997 (filed as an exhibit to the Company's Form 10-Q for the year ended December 31,
         1997, filed on May 13, 1997 and incorporated herein by reference (File
         No. 1-12338)).
 10.24   Business Transfer and Management Agreement between Vesta Fire
         Insurance Corporation and its affiliated companies and CIGNA Property and Casualty Insurance Company and its affiliated companies, dated
         January 28, 1998 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997, filed on March 27, 1998 (File No. 1-
         12338)).
 10.25   Agreement for Data Processing Services between Shelby Insurance
         Company and Policy Management Systems Corporation, dated January 1,
         1998.

--------
*These are the Company's compensatory plans.

B)REPORTS ON FORM 8-K.

  The Company reported that it was conducting an internal investigation into accounting irregularities that affected previously reported earnings for the first quarter of 1998 and the fourth quarter of 1997 on Form 8-K filed with the Securities and Exchange Commission on June 4, 1998.

  The Company reported that it concluded its internal investigation into the accounting irregularities and that the Company will correct the method of accounting by which it recognizes earned premium income in its reinsurance business, including a revision of the actuarial information on which anticipated reinsurance premiums and losses were calculated on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED "HEREUNTO DULY AUTHORIZED.

                                          VESTA INSURANCE GROUP, INC.

Date: August 19, 1998                               /s/ James E. Tait
                                          _____________________________________
                                                      James E. Tait
                                               Principal Financial Officer

                                                  /s/ Mary Beth Heibein
                                          _____________________________________
                                                    Mary Beth Heibein
                                                Controller and Principal
                                                   Accounting Officer