Form 10-Q
period 1998-09-30
VESTA INSURANCE GROUP INC
filed 1998-11-17
CIK 911576

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date,

      The number of shares outstanding of the registrant's common stock,
                   $.0l par value, as of September 30, 1998
                                  18,623.404

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          VESTA INSURANCE GROUP, INC.

                                     INDEX

                                                                            PAGE
                                                                            ----
 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Consolidated Balance Sheets at September 30, 1998 and
         December 31, 1997................................................    3
         Consolidated Statements of Operations and Comprehensive
         Income for the Three Months and Nine Months Ended
         September 30, 1998 and 1997......................................    4
         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1998 and 1997................................    5
         Notes to Consolidated Financial Statements.......................    6
 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operation...............................    9
 PART II OTHER INFORMATION
 Item 1. Legal Proceedings................................................   13
 Item 2. Changes in Securities............................................   13
 Item 3. Defaults Upon Senior Securities..................................   14
 Item 4. Submission of Matters to a Vote of Security Holders..............   14
 Item 5. Other Information................................................   14
 Item 6. Exhibits and Reports on Form 8-K.................................   15

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                          VESTA INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
                                                      (UNAUDITED)   (RESTATED)
Assets:
  Investments:
    Fixed maturities available for sale-at fair
    value (cost: 1998-$435,021;
    1997-$488,923)..................................  $  449,465    $  495,566
    Equity securities-at fair value: (cost: 1998-
     $13,841; 1997-$10,921).........................      19,087        20,424
    Short-term investments..........................     111,393       119,025
                                                      ----------    ----------
    Total investments ..............................     579,945       635,015
  Cash..............................................         718        21,801
  Accrued investment income.........................       7,185        15,799
  Premiums in course of collection..................     151,901       252,193
  Reinsurance balances receivable...................     324,524       315,534
  Reinsurance recoverable on paid losses............     160,413       136,640
  Deferred policy acquisition costs.................     106,958       102,124
  Property and equipment............................      17,927        18,093
  Income tax receivable.............................       2,368         5,609
  Other assets......................................      52,511        39,358
  Goodwill..........................................      90,419        96,141
                                                      ----------    ----------
    Total assets....................................  $1,494,869    $1,638,307
                                                      ==========    ==========
Liabilities:
  Reserves for:
    Losses and loss adjustment expenses.............  $  506,922    $  596,797
    Unearned premiums...............................     357,497       365,052
                                                      ----------    ----------
                                                         864,419       961,849
  Reinsurance balances payable......................      63,847        56,897
  Other liabilities.................................      27,458        67,610
  Short term debt...................................      70,000        45,000
  Long term debt....................................      98,360        98,602
                                                      ----------    ----------
    Total liabilities...............................   1,124,084     1,229,958
Commitments and contingencies
  Deferrable Capital Securities.....................     100,000       100,000
Stockholders' equity:
  Preferred stock, $    par value, 5,000,000 shares
   authorized, none issued..........................         --            --
  Common stock, $.0l par value, 100,000,000 shares
   authorized,
   issued: 1998-18,964,322 shares; 1997-18,970,695..         190           190
  Additional paid-in capital........................     155,717       162,550
Unrealized investment gains, net of applicable tax-
 es.................................................      11,080         9,829
Retained earnings...................................     121,622       165,087
Receivable from issuance of restricted stock........      (2,232)       (3,891)
Treasury stock......................................     (15,592)      (25,416)
                                                      ----------    ----------
    Total stockholders' equity......................     270,785       308,349
                                                      ----------    ----------
    Total liabilities, deferrable capital securities
     and stockholders' equity.......................  $1,494,869    $1,638,307
                                                      ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                            STATEMENTS OF OPERATIONS

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                       -------------------  --------------------
                                         1998      1997       1998       1997
                                       --------  ---------  --------  ----------
                                                 (RESTATED)           (RESTATED)
                                                    (UNAUDITED)
Revenues:
  Net premiums written...............  $118,892  $114,405   $420,067   $350,263
  Decrease in unearned premium.......    12,386    38,882     14,579     29,717
                                       --------  --------   --------   --------
  Net premiums earned................   131,278   153,287    434,646    379,980
  Net investment income..............     8,362    12,251     26,462     25,576
  Other, including realized gains and
   losses............................     1,258     5,030      4,351      5,266
                                       --------  --------   --------   --------
    Total revenues...................   140,898   170,568    465,459    410,822
Expenses:
  Losses incurred....................    90,552    65,157    266,056    179,351
  Loss adjustment expenses incurred..     9,657    10,940     38,396     21,648
  Policy acquisition expenses........    41,218    44,944    130,244    102,314
  Operating expenses.................    17,409    13,376     51,995     27,950
  Premium taxes and fees.............     3,240     2,127      9,935      5,394
  Interest on debt...................     3,904     3,771     10,357      8,379
  Goodwill amortization..............     1,697     1,037      4,978      1,704
  Other Expenses, Net................     8,305       --       8,305        --
                                       --------  --------   --------   --------
    Total expenses...................   175,982   141,352    520,266    346,740
Income (loss) before income taxes and
 deferrable capital securities.......   (35,084)   29,216    (54,807)    64,082
Income taxes (benefit)...............   (10,142)    9,546    (17,504)    20,662
Deferrable capital securities
 interest, net of income tax.........     1,363     1,409      4,087      3,718
                                       --------  --------   --------   --------
    Net income (loss)................  $(26,305) $ 18,261   $(41,390)  $ 39,702
                                       ========  ========   ========   ========
  Basic net income (loss) per common
   share.............................  $  (1.41) $   0.98   $  (2.24)  $   2.13
                                       ========  ========   ========   ========
  Diluted net income (loss) per
   common share......................  $  (1.41) $   0.96   $  (2.24)  $   2.10
                                       ========  ========   ========   ========
  Dividends declared per common
   share.............................  $    .04  $    .04   $    .11   $    .11
                                       ========  ========   ========   ========

                       STATEMENTS OF COMPREHENSIVE INCOME

Net income (loss)....................  $(26,305) $ 18,261   $(41,390)  $ 39,702
Other comprehensive income, net of
 tax:
  Unrealized holding gains (losses)
   on available-for-sale securities..     1,173    (1,161)     1,399       (772)
  Realized gains on available-for-
   sale securities...................        13     4,405        148      4,511
                                       --------  --------   --------   --------
                                          1,160     3,244      1,251      3,739
Comprehensive income (loss)..........  $(25,145) $ 21,505   $(40,139)  $ 43,441
                                       ========  ========   ========   ========



          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                             1998       1997
                                                           --------  ----------
                                                                     (RESTATED)
                                                               (UNAUDITED)
Operating Activities:
  Net income (loss)....................................... $(41,390)  $ 39,702
  Adjustments to reconcile net income to cash from operat-
   ing activities:
    Change in:
      Loss and LAE reserves...............................  (89,875)     5,881
      Unearned premium reserve............................   (7,555)    11,750
      Reinsurance balances payable........................    6,951     88,960
      Accrued income taxes................................    2,928    (11,746)
      Other liabilities...................................  (40,153)    10,918
      Premiums in course of collection....................  100,292     17,036
      Reinsurance balances receivable.....................   44,425   (107,034)
      Reinsurance recoverable on paid losses..............  (77,190)   (34,073)
      Other assets........................................    1,044    (13,993)
    Policy acquisition costs deferred..................... (111,174)   (53,052)
    Policy acquisition costs amortized....................  106,338     67,134
    Amortization and depreciation.........................    4,266     (4,511)
    Investment gains......................................     (143)     2,920
    Gain on disposition of property, plant and equipment..      --        (106)
                                                           --------   --------
      Net cash provided from (used in) operating activi-
       ties............................................... (101,236)    19,786
Investing Activities:
  Investments sold or matured:
  Fixed maturities available for sale-matured, called.....  112,521    265,909
  Equity securities.......................................      --       2,291
  Investments acquired:
  Fixed maturities available for sale.....................  (60,332)    (4,507)
  Equity securities.......................................   (4,119)    (1,448)
  Net cash paid for acquisition...........................      --    (234,698)
Net increase (decrease) in short-term investments.........    7,632   (114,549)
Additions to property, plant and equipment ...............   (3,181)    (6,175)
Dispositions of property, plant and equipment.............      297        316
                                                           --------   --------
      Net cash provided from (used in) investing activi-
       ties...............................................   52,818    (92,861)
Financing Activities:
  Issuance of deferrable capital securities...............      --     100,000
  Issuance (repayment) of long and short term debt........   24,759    (11,965)
  Dividends paid..........................................   (2,074)    (2,094)
  Capital contributions from exercising options...........    4,650      3,340
                                                           --------   --------
      Net cash provided from financing activities.........   27,335     89,281
Increase (decrease) in cash...............................  (21,083)    16,206
Cash at beginning of year.................................   21,801      4,637
                                                           --------   --------
Cash at end of period..................................... $    718   $ 20,843
                                                           ========   ========

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation: The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the restated financial statements and related notes which have been issued by Vesta Insurance Group, Inc. (the "Company" or "Vesta") and filed with the Securities and Exchange Commission (see Note B). Amounts in the prior financial statements presented herein have been adjusted in order to conform to the restatement.

  Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders' equity or net income during the period involved.

  Income per share: Basic weighted average common shares outstanding for the nine month period ended September 30, 1998 and 1997 was 18,509,341 and 18,630,695, respectively. Basic weighted average common shares outstanding for the three month period ended September 30, 1998 and 1997 was 18,616,230 and 18,709,082, respectively. Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to basic weighted shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares except when the additional shares would reduce net loss per share. Diluted weighted average shares outstanding for the nine month period ended September 30, 1998 and 1997 was 18,509,341 and 18,694,204, respectively. Diluted weighted average shares outstanding for the three month period ended September 30, 1998 and 1997 was 18,616,230 and 19,094,022, respectively.

  Recently Issued Accounting Standards: In June 1997, the FASB issued Financial Accounting Statement No. 130 (FAS 130), Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from non-owner sources. The Company adopted FAS130 on January 1, 1998.

  Also in 1997, the FASB issued Financial Accounting Standards No. 131 (FAS
131) Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. FAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The Company adopted FAS 131 on January 1, 1998.

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

  During its internal investigation the Company and its independent auditors also re-evaluated the accounting methodology being utilized to recognize earned premium income for its reinsurance business. The Company had historically reported certain assumed reinsurance premiums as earned in the year in which the related reinsurance contracts were entered even though the terms of those contracts frequently bridged two years.

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

  As a result of the restatement described above, the Company made the following adjustments to the Company's consolidated statements of operations and comprehensive income for the three months and for the nine months ended September 30, 1997 and cumulative adjustments to the December 31, 1997 Balance Sheet.

                                                   THREE MONTHS ENDED
                                                   SEPTEMBER 30, 1997
                                           -----------------------------------
                                           AS PREVIOUSLY                 AS
                                             REPORTED    RESTATEMENTS RESTATED
                                           ------------- ------------ --------
Revenue...................................   $170,568                 $170,568
Losses....................................     62,985        2,172      65,157
Loss adjustment expense incurred..........     10,940                   10,940
Policy acquisition expenses...............     44,944                   44,944
Operating expenses........................     13,376                   13,376
Premium taxes and fees....................      2,127                    2,127
Interest on debt..........................      3,771                    3,771
Goodwill amortization.....................      1,037                    1,037
Income taxes..............................     10,519         (973)      9,546
Deferred capital securities interest, net
 of income tax............................      1,409                    1,409
                                             --------       ------    --------
Net income................................   $ 19,460       (1,199)     18,261
                                             --------       ------    --------
Basic net income per common share.........   $   1.04                 $    .74
                                             ========       ======    ========
Diluted net income per common share.......   $   1.02                 $    .73
                                             ========       ======    ========


                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                          1997
                                           -----------------------------------
                                           AS PREVIOUSLY                 AS
                                             REPORTED    RESTATEMENTS RESTATED
                                           ------------- ------------ --------
Revenue...................................   $443,466      $(32,644)  $410,822
Losses....................................    191,212       (11,861)   179,351
Loss adjustment expenses incurred.........     21,648           --      21,648
Policy acquisition expenses...............    109,691        (7,377)   102,314
Operating Expenses........................     27,950           --      27,950
Premium taxes and fees....................      5,394           --       5,394
Interest on debt..........................      8,379           --       8,379
Goodwill amortization.....................      1,704           --       1,704
Income taxes..............................     26,664        (6,002)    20,662
Deferrable capital securities interest ,
 net of income tax........................      3,718           --       3,718
                                             --------      --------   --------
Net income................................   $ 47,106      $ (7,404)  $ 39,702
                                             ========      ========   ========
Basic net income per common share.........   $   2.53                 $   2.13
                                             ========                 ========
Diluted net income per common share.......   $   2.48                 $   2.10
                                             ========                 ========

                                                                 CUMULATIVE
                                                            RESTATEMENTS THROUGH
                                                             DECEMBER 31, 1997
                                                            --------------------
Premiums in course of collection...........................       $(78,962)
Reinsurance balances receivable............................         53,415
Reinsurance recoverable on paid losses.....................         (1,275)
Deferred acquisition costs.................................            825
Other assets...............................................          9,484
Reserves for losses and loss adjustment expenses...........        (76,457)
Reinsurance balances payable...............................         17,569
Other liabilities..........................................        (15,290)
                                                                  --------
Total Pretax...............................................        (90,691)
Tax effect on above items..................................         31,137
                                                                  --------
                                                                  $(59,554)
                                                                  ========

NOTE C--CONTINGENCIES

  Litigation: Commencing in June 1998, the Company and several of its current and former officers and directors were named in several purported class action law suits in the United States District Court for the Northern District of Alabama and in one purported class action law suit in the Circuit Court of Jefferson County, Alabama. The complaints allege various violations of the federal and state securities laws and seek unspecified but potentially significant damages. In addition, a purported shareholder derivative law suit, filed against several of its current and former officers and directors in the Circuit Court of Jefferson County, Alabama, alleges breaches of duty to the Company. Also, Cincinnati Insurance Company and the Company have each filed complaints concerning the director and officer coverage provided by Cincinnati Insurance Company. The Company is resisting Cincinnati Insurance Company's attempt to avoid coverage. The Company is presently evaluating these complaints and is unable, at this time, to determine the potential financial impact of the litigation.

  The Company, through its subsidiaries, is routinely a party to pending or threatened legal proceedings and arbitrations relating to the regular conduct of its insurance business. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other specified relief. Based upon information presently available, and in light of legal and other defenses available to the Company and its subsidiaries, management does not consider liability from any threatened or pending litigation to be material.

  Regulatory. The Company's insurance subsidiaries are subject to regulation by the insurance departments of states in which they are licensed and undergo examinations by those departments. Vesta Fire is currently undergoing an examination by the Alabama Department. This examination could result in adjustments to Vesta Fire's statutory statements, including policyholder surplus. Management does not believe that any such adjustments will have a material impact on the Company's financial position or results of operations.

NOTE D--OTHER EXPENSES NET

  Due to the delay in reporting from its reinsurance cedants, the Company accrues estimated unreported premium revenue, losses incurred and commission expenses related to its assumed pro rata contracts. During the quarter ended September 30, 1998, the Company changed its method for estimating unreported premiums, losses and commission and made certain revisions to the assumptions used in estimating this unreported experience based on the historical experience of the pro rata contracts and the judgement of management. The effects of this change are reductions of $83.6 million of gross written premium, $66.9 million of net written premium, $65.9 million of net premiums earned, $38.9 million of losses incurred and $18.7 million of policy acquisition expenses.

NOTE E--CREDIT AGREEMENT

  The Company has a line of credit of $200 million under the terms of a credit agreement. As of September 30, 1998, the Company has borrowed $70 million under this credit line for general corporate purposes and a capital infusion to one of its insurance subsidiaries. The credit agreement has certain covenants that require, among other things, the Company to maintain a certain consolidated net worth and maintain a certain amount of earnings before interest and taxes available for the payment of interest and dividends. As of September 30, 1998, the Company was not in compliance with Consolidated Net Worth and Fixed Charge Ratio Covenants. The Company is currently in negotiations with the Bank to amend those covenants and waive any event of default arising from non compliance with such covenants.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Vesta Insurance Group, Inc. (the "Company" or "Vesta") is a holding company for a group of property and casualty insurance companies (the "Vesta Group") that offer treaty reinsurance and primary insurance on personal and commercial risks. In both its reinsurance and primary insurance operations, the Company focuses principally on property coverages and private passenger automobile, for which ultimate losses generally can be more promptly determined than on general casualty risks. The Company's revenues from operations are derived primarily from net premiums earned on risks written and reinsured by the Company, investment income and investment gains or losses, while expenses consist primarily of payments for claim losses and underwriting expenses, including agents' commissions and operating expenses.

 Comparison of Third Quarter 1998 to Third Quarter 1997

  Net loss for the quarter ended September 30, 1998 was $(26.3) million versus $18.3 million of net income for the quarter ended September 30, 1997. On a diluted per share basis, net loss for the third quarter of 1998 was $(1.41) per share versus net income of $.96 per share for the third quarter of 1997.

 Premiums, Loss and Loss Adjustment Expense--Primary Insurance

  Gross premiums written for primary insurance increased by $5.4 million or 4.6% to $121.7 million for the quarter ended September 30, 1998, from $116.3 million for the quarter ended September 30, 1997. The increase in gross written premiums was primarily due to increased writings from Vesta County Mutual partially offset by declining volume in the commercial lines.

  Net premiums written for primary insurance increased by $40.9 million or 100.2% to $81.7 million for the quarter ended September 30, 1998, from $40.8 million for the quarter ended September 30, 1997. In the third quarter of 1997, net premiums written was reduced by approximately $40 million as a result of incorporating the Shelby Companies ("Shelby") into Vesta's reinsurance program subsequent to the Shelby acquisition on June 30, 1997. The decrease in the third quarter of 1997 net written premium was offset by a decrease in unearned premium, therefore there was no impact on net earned premium. Net premiums earned for primary insurance increased $20.4 million or 33.3% to $81.8 million for the quarter ended September 30, 1998, from $61.4 million for the quarter ended September 30, 1997.

  Net loss and loss adjustment expense ("LAE") for primary insurance increased by $21.2 million, or 57.1%, to $58.3 million for the quarter ended September 30, 1998, from $37.1 million for the quarter ended September 30, 1997. The net loss and LAE ratio for primary insurance for the quarter ended September 30, 1998 was 71.2% as compared to 60.3% for the quarter ended September 30, 1997. The increase in the net loss ratio is primarily attributable to an increase of $4.6 million in catastrophe losses.

 Premiums, Loss and LAE--Reinsurance

  Gross premiums written for reinsurance decreased by $53.4 million, or 41.7%, to $74.7 million for the quarter ended September 30, 1998, from $128.1 million for the quarter ended September 30, 1997. The decrease in gross premiums written is primarily attributable to a decrease of $33 million in gross premiums written related to a renegotiation of one large pro rata contract in which the cedant elected to retain more business. The remaining decrease is attributable to pricing pressure in the market due to increased competition and market capacity and the Company's unwillingness to support under-priced business. Net premiums written for reinsurance decreased by $36.4 million, or 49.5%, to 37.2 million for the quarter ended September 30, 1998, from $73.6 million for the quarter ended September 30, 1997. Net premiums earned decreased $42.4 million, or 46.2%, to $49.4 million for the quarter ended September 30, 1998, from $91.8 million for the quarter ended September 30, 1997.

  Net loss and LAE for reinsurance increased by $2.9 million, or 7.4%, to $41.9 million for the quarter end September 30, 1998, from $39.0 for the quarter end September 30, 1997. The net loss and LAE ratio for reinsurance for the quarter ended September 30, 1998 was 84.8% as compared to 42.5% for the quarter ended September 30, 1997. The increase in the loss ratio is primarily a result of decreases in earned premiums due to pricing pressures and market competition and an increase of $11.5 million in catastrophe losses.

  Net Investment Income. Net investment income decreased by $3.9 million, or 31.7% to $8.4 million for the quarter ended September 30, 1997. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.2% for the quarter ended September 30, 1998, compared with 6.1% for the quarter ended September 30, 1997. In the quarter ended September 30, 1997 following the acquisition of Shelby, Vesta maintained a large portfolio of investments which was subsequently used to reduce debt incurred from the purchase of Shelby.

  Policy Acquisition Expenses and Other Expenses. Policy acquisition expenses decreased by $3.7 million, or 8.2% to $41.2 million for the quarter ended September 30, 1998, from $44.9 million for the quarter ended September 30, 1997. The decrease in policy acquisition expenses is primarily attributable to the decrease in net premiums earned. Other expenses include operating expenses not directly related to the generation of premium revenue, premium taxes and fees, interest on debt and goodwill amortization. Operating expenses increased by $4.0 million. The increase is primarily attributable to the increase in information systems expenses related to the assimilation and administration of the Shelby operations following its acquisition on June 30, 1997 and the Company's year 2000 compliance efforts. The underwriting expense ratio was 47.1% in the third quarter of 1998 as compared to 39.4% in the third quarter of 1997. The increase in the expense ratio is primarily attributable to the increase in operating expenses and the decrease in earned premium.

  Federal Income Taxes. Federal income taxes decreased by $19.6 million to $(10.1) million for the quarter ended September 30, 1998. This decrease was due primarily to the decrease in operating income.

 Comparison of Nine Months Ended September 30, 1998 with Nine Months Ended September 30, 1997

  The first nine months of 1998 resulted in a net loss of $(41.4) million, a decrease of $81.1 million from the $39.7 million in income reported for the same period in 1997.

 Premiums, Loss and LAE--Primary Insurance

  Gross premiums written for primary insurance increased by $153.3 million or, 70.3%, to $371.5 million for the nine months ended September 30, 1998 from $218.2 million for the nine month period ended September 30, 1997. Included in the $153.3 million increase in gross premiums written was $139 million of gross premiums written by Shelby during the first six months of 1998. The remaining increase of $14.3 million was primarily attributable to the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual. Net premiums written for primary insurance increased by $136.3 million, or 131.0% to $240.4 million for the nine month period ended September 30, 1998 from $104.1 million for the nine month period ended September 30, 1997. Included in the $136.3 million increase was $84.3 million of net premiums written by Shelby during the first six months of 1998. Net earned premiums increased $123.0 million, or 109.5% to $235.3 for the nine month period ended September 30, 1998, from $112.3 million for the nine month period ended September 30, 1997. Included in the $123.0 million increase was $87.4 million of net premiums earned by Shelby during the first six months of 1998.

  Net loss and loss adjustment expense ("LAE") for primary insurance increased by $100.1 million, or 158.6% to $163.2 million for the nine months ended September 30, 1998, from $63.1 million for the nine months ended September 30, 1997. Included in the $100.1 million increase in net loss and LAE was $59.6 million of loss and LAE incurred by Shelby during the first six months of 1998. The net loss and LAE ratio for primary insurance for the nine months ended September 30, 1998 was 69.4% as compared to 56.2% for the nine months ended

September 30, 1997. The increase in the net loss and LAE ratio is primarily attributable to an increase of $7.9 million in catastrophe losses.

 Premiums, Loss and LAE--Reinsurance

  Gross premiums written for reinsurance decreased by $89.0 million, or 22.2% to $311.6 million for the nine months ended September 30, 1998, from $400.6 million for the nine months ended September 30, 1997. The decrease in gross premiums written is primarily attributable to pricing pressures and competition in the reinsurance market, the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual and a decrease of $33 million in gross premiums written related to a renegotiation of one large pro rata contract in which the cedant elected to retain more business. Net premiums written for reinsurance decreased $66.5 million, or 27.0% to $179.7 million for the nine months ended September 30, 1998, from $246.2 million for the nine months ended September 30, 1997. Net premiums earned decreased $68.3 million or 25.5%, to $199.4 million for the nine months ended September 30, 1998, from $267.7 million for the nine months ended September 30, 1997.

  Net loss and LAE for reinsurance increased $3.4 million or 2.5%, to $141.3 million for the nine months ended September 30, 1998, from $137.9 million for the nine months ended September 30, 1997. The net loss and LAE ratio for reinsurance for the nine months ended September 30, 1998 was 70.9% as compared to 51.5% for the nine months ended September 30, 1997. The increase in the net loss ratio is primarily a result of decreases in earned premiums due to pricing pressures and market competition and an increase of $11.8 million in catastrophe losses.

  Policy Acquisition Expenses and Other Expenses. Policy acquisition expenses increased $27.9 million, or 27.2%, to $130.3 million for the nine month period ended September 30, 1998, from $102.4 million for the nine month period ended September 30, 1997. The increase in policy acquisition expense is primarily attributable to the increase in net premiums earned. Operating expenses increased by $24.0 million due to nine months of Shelby operation costs being included in the nine month period ended September 30, 1998 as compared to only three months of Shelby operation costs being included in the nine month period ended September 30, 1997. The $2.0 million increase in premium taxes and fees is primarily attributable to the increase in primary gross written premiums. The increase in goodwill amortization is primarily attributable to the $83.0 million of goodwill acquired on June 30, 1997 in connection with the Shelby acquisition.

  Net Investment Income. Net investment income increased by $.9 million, or 3.5% to $26.5 million for the first nine months of 1998, from $25.6 million for the first nine months of 1997. The weighted average pre-tax yield on invested assets (excluding realized and unrealized gains) was 6.1% or the nine month period ended September 30, 1998, compared with 5.7% for the nine month period ended June 30, 1997. The increase in net investment income is primarily attributable to the increase in the weighted average yield on invested assets.

  Federal Income Taxes. Federal income taxes decreased by $38.2 million to $(17.5) million for the nine month period ended September 30, 1998. This decrease was primarily due to the decrease in operating income.

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

  As a holding company with no other business operations, the Company relies primarily upon dividend payments from Vesta Fire to meet its cash requirements (including its debt service) and to pay dividends to its stockholders. Transactions between Vesta Fire and the Company, including the payment of dividends by Vesta

Fire, are subject to certain limitations under the insurance laws of Alabama. Specifically, Alabama law permits the payment of dividends in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. Based upon these statutory restrictions, the maximum amount that would be available for payment of dividends to the Company by its insurance subsidiaries in 1998 without prior approval of regulatory authorities is estimated to be approximately $31.8 million. However, Vesta Fire has voluntarily agreed that it will not declare any dividends, except for those required to service the Company's debt, until December 31, 1999, without the prior written approval of the Alabama Department of Insurance.

  The principal uses of funds at the holding company level are to pay operating expenses, interest on outstanding indebtedness and dividends to stockholders. During the last three years, the insurance subsidiaries of the Company have produced operating results sufficient to fund the needs of the Company. There can be no assurance as to the ability of the Company's insurance subsidiaries to continue to pay dividends at current levels. Except for the regulatory restrictions described above, the Company is not aware of any demands or commitments of the insurance subsidiaries that would prevent the payment of dividends to the Company sufficient to meet the anticipated needs (including debt service) of the Company over the next twelve months.

  During the first nine month period of 1998, the Company paid approximately $2.1 million in dividends on its common stock, and it is expected that the Company will pay approximately $2.8 million for all of 1998. The Company is also required to make semiannual interest payments of $ 4.4 million on its $100 million of 8.75% Senior Debentures due 2025 and $4.25 million on the $100 million of 8.525% Capital Securities due 2027 issued by Vesta Capital Trust 1.

  The principal sources of funds for the Company's insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. In order to provide further liquidity, the Company increased its $100 million line of credit to $200 million effective April 8, 1997. As of September 30, 1998, the Company has borrowed $70 million under this line of credit for general corporate purposes and for a capital contribution of $25 million to the Company's principal insurance subsidiary, Vesta Fire Insurance Corporation. The Credit Agreement relating to this line of credit contains certain covenants that require, among other things, the Company to maintain a certain consolidated net worth, the ("Consolidated Net Worth Covenant") maintain a certain amount of earnings before interest and taxes available for the payment of interest and dividend expense (the "Fixed Charge Ratio"), cause each insurance subsidiary to maintain a certain total adjusted capital and that limits the amount of indebtedness of the Company. As of September 30, 1998, the Company was not in compliance with the Consolidated Net Worth and Fixed Charge Ratio Covenants. The Company is currently in negotiations with its banks to amend those covenants and waive any Event of Default arising from non compliance with such covenants as of September 30, 1998

  On a consolidated basis, net cash provided from (used in) operations for the nine month period ended September 30, 1998 and 1997 was $(101.2) million and $19.8 million, respectively. Cash flow from operations for the period ended was adversely effected by $46.6 million due to the return of an unearned premium portfolio as a result of the renegotiation of a large prorata reinsurance contract. Total assets of the Company decreased by 6.0% to $1,539.4 million in 1998, from $1,638.8 million in 1997. Cash and invested assets were $580.7 million at September 30, 1998, decreasing 11.6% from December 31, 1997.

  As of September 30, 1998, the Company's investment portfolio consisted of cash and short-term investments (19.3%), U.S. Government securities (15.8%), asset-backed securities (13.0%), corporate bonds (24.7%), foreign government securities (0.7%) municipal bonds (23.2%) and equity securities (3.3%). According to Moody's rating, 96% of the Company's portfolio is rated A or better. The Company expects current cash flow to be sufficient to meet operating needs, although, a certain amount of invested assets has been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs.

  The Company is heavily dependent upon computer systems for all phases of its operations. The year 2000 issue--common to most corporations-concerns the inability of certain software and databases to properly recognize date sensitive information beginning January 1, 2000. This problem could result in a material disruption to the Company's operations, if not corrected. The Company has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. In 1997 resources were committed and implementation began to modify the affected information systems. Total costs related to the project are estimated to be approximately $5.7 million, of which $1.1 million was spent in 1997. Substantially all remaining costs will be expended in 1998 of which $3.6 million was spent in the first nine months of 1998. Implementation is currently on schedule. The Company is in the beginning stages of contacting vendors who provide products and/or services requesting verification that they either are or will be 2000 compliant. The year 2000 issue is also a concern from an underwriting standpoint as well as regarding the extent of liability for coverage under various general liability, property and package insurance policies. The Company's operating subsidiaries are adopting the ISO Exclusionary Endorsement in the states where that endorsement is filed and approved. The degree of success of this project cannot be determined at this time. However, management believes that the final outcome will not have a material adverse effect on the operations of the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K and Form 8-K filed on July 1, 1998. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

                                    PART II

                           ITEM 1. LEGAL PROCEEDINGS

  Commencing in June 1998, the Company and several of its current and former officers and directors were named in several purported class action law suits in the United States District Court for the Northern District of Alabama and in one purported class action law suit in the Circuit Court of Jefferson County, Alabama. The complaints allege various violations of the federal and state securities laws and seek unspecified but potentially significant damages. In addition, a purported shareholder derivative law suit, filed against several of its current and former officers and directors in the Circuit Court of Jefferson County, Alabama, alleges breaches of duty to the Company. Also, Cincinnati Insurance Company and the Company have each filed complaints concerning the director and other coverage provided by Cincinnati Insurance Company. The Company is resisting Cincinnati Insurance Company's attempt to avoid coverage. The Company is presently evaluating these complaints and is unable, at this time, to determine the potential financial impact of the litigation.

  The Company, through its subsidiaries, is routinely a party to pending or threatened legal proceedings and arbitrations relating to the regular conduct of its insurance business. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other specified relief. Based upon information presently available, and in light of legal and other defenses available to the Company and its subsidiaries, management does not consider liability from any threatened or pending litigation regarding routine matters to be material.

                         ITEM 2. CHANGES IN SECURITIES

  None

                    ITEM 3. DEFAULT UPON SENIOR SECURITIES

  None

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                           ITEM 5. OTHER INFORMATION

  None

                                 EXHIBITS INDEX


 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
 3.1         Restated Certificate of Incorporation of the Company, dated
             September 1, 1993, (filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1998, filed on June 16, 1998 and incorporated herein by reference (File No. 1-2338)).
 3.2         By-Laws of the Company (Amended and Restated as of October 1,
             1993) (filed as an exhibit to Amendment No. 1 to the Registration
             Statement on Form S-1 (Registration No. 33-68114) of Vesta
             Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338)).
 4.1         Indenture between the Company and Southtrust Bank of Alabama,
             National Association, dated as of July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
             1995, filed on March 28, 1996 and incorporated herein by reference
             (File No. 1-12338)).
 4.2         Supplemental Indenture between the Company and Southtrust Bank of
             Alabama, National Association, dated July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
             1995, filed on March 28, 1996 and incorporated herein by reference
             (File No. 1-12338)).
 4.3         Indenture dated as of January 31, 1997, between the Company and
             First Union National Bank of North Carolina, as trustee (filed as an exhibit to the Company's Form 10-Q for the quarter ended March
             31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338)).
 4.4         Amended and Restated Declaration of Trust, dated as of January 31,
             1997, of Vesta Capital Trust I (filed as an exhibit to the
             Company's Form 10-Q for the quarter ended March 31, 1997, filed on
             May 13, 1997 and incorporated herein by reference (File No. 1-
             12338)).
 4.5         Capital Securities Guarantee Agreement, dated as of January 31,
             1997, between the Company and First Union National Bank of North
             Carolina, as trustee (filed as an exhibit to the Company's Form
             10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338)).
 10.1        Separation and Public Offering Agreement between Torchmark
             Corporation and the Company dated September 13, 1993 (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
             1993, filed on March 28, 1994 and incorporated herein by reference
             (File No. 1-2338)).
 10.2        Marketing and Administrative Services Agreement between Liberty
             National Fire Insurance Company, Liberty National Insurance
             Corporation and Liberty National Life Insurance Company dated
             September 13, 1993 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-2338)).
 10.3        Investment Services Agreement between Waddell & Reed Asset
             Management Company and the Company (filed as an exhibit to
             Amendment No. 1 to the Registration Statement on Form S-1
             (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No.
             1-12338)) dated September 13, 1993.
 10.5        Management Agreement between J. Gordon Gaines, Inc., Liberty
             National Fire Insurance Company, Sheffield Insurance Corporation,
             Liberty National Insurance Corporation and Vesta Insurance
             Corporation dated November 15, 1994 (filed as an exhibit to the
             Company's Form 10-K for the year ended December 31, 1993, filed on
             March 28, 1994 and incorporated herein by reference (File No. 1-
             1338)).

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
 10.6        Form of Restricted Stock Agreement (filed as an exhibit to the
             Registration Statement on Form S-1 (Registration No. 33-68114) of
             Vesta Insurance Group, Inc., filed on August 31, 1993 and
             incorporated herein by reference (File No. 1-12338)).
 10.7*       The Company's Long Term Incentive Plan as amended effective as of
             May 16, 1995 (filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1995, filed on August 14, 1995 and incorporated herein by reference (File No. 1-12338)).
 10.8*       Form of Non-Qualified Stock Option Agreement entered into by and between the Company and certain of its executive officers and directors (filed as an exhibit to the Company's Form  10-K for the year ended December 31, 1995, filed on March 28, 1996 and
             incorporated herein by reference (File No. 1-12338)).
 10.9*       Cash Bonus Plan of the Company (filed as an exhibit to the
             Company's Form 10-K for the year ended December 31, 1993, filed on
             March 28, 1994 and incorporated herein by reference (File No. 1-
             2338)).
 10.10*      J. Gordon Gaines, Inc. Post Retirement Benefits Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
             1994, filed on March 29, 1995 and incorporated herein by reference
             (File No. 1-12338)).
 10.11*      J. Gordon Gaines, Inc. Retirement Savings Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
             1994, filed on March 29, 1995 and incorporated herein by reference
             (File No. 1-12338)).
 10.12*      The Company's Non-Employee Director Stock Plan (filed as an exhibit to the Company's 10-Q for the quarter ended June 30, 1995, filed on August 14, 1995 and incorporated herein by reference
             (File No. 1-12338)).
 10.13       Office Lease between the Company and Torchmark Development
             Corporation, dated as of April 20, 1992 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File
             No. 1-12338)).
 10.14       Agency Agreement between Liberty National Fire Insurance Company,
             Vesta Insurance Corporation, Sheffield Insurance Corporation, and
             Overby-Seawell Company (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114)
             of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338)).
 10.15       Commercial/Personal Property Risk Excess Reinsurance Contracts,
             dated July 1, 1993, constituting the Company's Direct Per Risk
             Treaty Program, between Vesta Fire Insurance Corporation,
             Sheffield Insurance Corporation, Vesta Insurance Corporation,
             Vesta Lloyds Insurance Company and various reinsurers (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form
             S-1 (Registration No. 33-68114) of Vesta Insurance Group, Inc.,
             filed on October 18, 1993 and incorporated herein by reference
             (File No. 1-12338)) Renewed July 1, 1997.
 10.17       Specific Regional Catastrophe Excess Contracts, dated January 1,
             1996, constituting the Company's Regional Property Catastrophe
             Program, between Vesta Fire Insurance Corporation and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and
             incorporated herein by reference (File No. 1-12338)). Renewed
             January 1, 1998.
 10.18       Casualty Excess of Loss Reinsurance Agreements, dated January 1,
             1998, constituting the Company's Casualty Excess of Loss
             Reinsurance Program, between Vesta Fire Insurance Corporation,
             Vesta Insurance Corporation, Sheffield Insurance Corporation,
             Vesta Lloyds Insurance Company and Employers Reinsurance
             Corporation, (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1998, filed on May 13, 1998 and incorporated herein by reference (File No. 1-12338)).

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
 10.19       Amendment to Catastrophe Reinsurance Contracts, dated July 1,
             1995, constituting the Company's Direct Property Catastrophe
             Program, between Vesta Fire Insurance Corporation, Vesta Insurance
             Corporation, Sheffield Insurance Corporation, Vesta Lloyds
             Insurance Company, Hawaiian Insurance & Guaranty Company, Limited
             and various reinsurers (filed as an exhibit to the Company's Form
             10-Q for the quarter ended September 30, 1995, filed on November
             14, 1995 and incorporated herein by reference (File No. 1-12338)).
             Renewed July 1, 1997.
 10.20       Amendment to Catastrophe Reinsurance Contracts, dated January 1,
             1996, constituting the Company's Direct Property Catastrophe
             Program, between Vesta Fire Insurance Corporation, Vesta Insurance
             Corporation, Sheffield Insurance Corporation, Vesta Lloyds
             Insurance Company, Hawaiian Insurance & Guaranty Company, Limited
             and various reinsurers (filed as an exhibit to the Company's Form
             10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)). Renewed
             January 1, 1998.
 10.21       Amended and Restated Credit Agreement between Vesta Insurance
             Group, Inc. and Southtrust Bank of Alabama, N.A., ABN Amro Bank
             B.V., Bank of Tokyo-Mitsubishi Trust Company, The First National
             Bank of Chicago, Wachovia Bank of Georgia, N.A. and First Union
             National Bank of North Carolina (as agent), dated April 8, 1997
             (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997, and incorporated herein by reference (File No. 1-12338)).
 10.22       Quota Share Reinsurance Contract, effective July 1, 1996, covering all lines of business written by Vesta Fire Insurance Corporation and its subsidiary and affiliated companies and various reinsurers
             (filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996 and
             incorporated herein by reference (File No. 1-12338)). Renewed July
             1, 1997.
 10.23       Stock Purchase Agreement between Anthem Casualty Insurance Group,
             Inc., and Vesta Insurance Group, Inc., dated April 23, 1997 (filed as an exhibit to the Company's Form 10-Q for the quarter ended
             September 30, 1997, filed on November 13, 1997 and incorporated herein by reference (File No. 1-12338)).
 10.24       Business Transfer and Management Agreement between Vesta Fire
             Insurance Corporation and its affiliated companies and CIGNA
             Property and Casualty Insurance Company and its affiliated companies, dated January 28, 1998 (filed as an exhibit to the
             Company's Form 10-Q for the year ended December 31, 1997, filed on
             March 27, 1998 (File No. 1-12338)).
 10.25       Agreement for Data Processing Services between Shelby Insurance
             Company and Policy Management Systems Corporation, dated January
             1, 1998 (filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 1998, filed on August 20, 1998 and
             incorporated herein by reference (File No. 1-12338)).

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.

                                          VESTA INSURANCE GROUP, INC.

Date: November 16, 1998

                                                 /s/ Norman W. Gayle III
                                          _____________________________________
                                                   Norman W. Gayle III
                                                      President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

                                                    /s/ James E. Tait
                                          _____________________________________
                                                      James E. Tait
                                              Executive Vice President and
                                                 Chief Financial Officer
                                               Principal Financial Officer