Form 10-K
period 1998-12-31
VESTA INSURANCE GROUP INC
filed 1999-04-20
CIK 911576

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                          Commission file number
      December 31, 1998                                      1-12338
                          VESTA INSURANCE GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                              63-1097283
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

    3760 River Run Drive,                                     35243
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

 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                  REGISTRANT AS OF MARCH 23, 1999 $63,027,605

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF MARCH
                            23, 1999 is 18,653,404

                      DOCUMENTS INCORPORATED BY REFERENCE
   PORTIONS OF THE VESTA INSURANCE GROUP, INC. PROXY STATEMENT FOR ITS 1999 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III
                                    HEREOF.

                               Table of Contents

            Part I                                                          Page
            ------                                                          ----
 Item 1     Business
            Overview.....................................................     1
            Business Strategy............................................     3
            Lines of Business............................................     4
            Reinsurance..................................................     4
            Primary Insurance Business...................................     6
            Reinsurance Ceded............................................    11
            Claims.......................................................    11
            Reserves.....................................................    12
            Investments..................................................    15
            Regulation...................................................    16
            A.M. Best....................................................    20
            Competition..................................................    20
            Relationship with Torchmark..................................    21
            Employees....................................................    21
 Item 2     Properties...................................................    21
 Item 3     Legal Proceedings............................................    21
 Item 4     Submission of Matters to a Vote of Security Holders..........    23
            Part II
            -------
 Item 5     Market for Registrants' Common Equity and Related Stockholder    23
             Matters.....................................................
 Item 6     Selected Financial Data......................................    24
 Item 7     Management's Discussion and Analysis of Results of Operations
             and Financial Condition.....................................    26
 Item 8     Financial Statements and Supplementary Data..................    38
            Part III
            --------
 Item 10    Directors and Executive Officers of the Registrants..........    67
 Item 11    Executive Compensation.......................................    67
 Item 12    Security Ownership of Certain Beneficial Owners and              67
             Management..................................................
 Item 13    Certain Relationships and Related Transactions...............    67
            Part IV
            -------
 Item 14    Exhibits, Financial Statement Schedules, and Reports on Form     68
             8-K.........................................................

               Special Note Regarding Forward-Looking Statements

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities LItigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission including this Report of Form 10-K. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

                                    PART I

                                   BUSINESS

Overview

  Vesta Insurance Group, Inc. (the "Company" or "Vesta") is a holding company for a group of property/casualty insurance companies ("Vesta Group"), including Vesta Fire Insurance Corporation ("Vesta Fire"), which offers treaty reinsurance and primary insurance on personal and commercial risks. The Company was incorporated in Delaware on July 9, 1993 to be the holding company for the property and casualty insurance subsidiaries of Torchmark Corporation ("Torchmark"). Prior to its initial public offering of common stock in November 1993, the Company was a wholly owned subsidiary of Torchmark. As of December 31, 1998, Torchmark held approximately 23.9% of the outstanding common stock of the Company. The Company's principal property and casualty subsidiary is Vesta Fire. The Company's principal executive offices are at 3760 River Run Drive, Birmingham, Alabama 35243, and its telephone number is
(205) 970-7000.

  In its reinsurance and personal insurance operations, the Company focuses primarily on private passenger automobile and property coverages. Gross premiums written by the Company in 1998 totalled $759 million. At December 31, 1998, the Company's stockholders' equity was $158.0 million.

  The Company has historically provided treaty reinsurance, principally through reinsurance intermediaries, for small and medium-sized companies and regional specific reinsurance for larger insurance companies located throughout the United States. The principal lines of business reinsured by the Company include homeowner and commercial property coverages, non-standard automobile insurance and collateral protection insurance. In 1996, prior to the acquisition of Shelby and Vesta County Mutual, as discussed below, assumed reinsurance represented 76 percent of gross premiums. As a result of these acquisitions, assumed reinsurance represented 62 percent of 1997 gross premiums. Primarily as a result of these acquisitions and pricing pressures in the reinsurance market place, assumed reinsurance represented 38 percent of 1998 gross premiums. This shift to increased personal and commercial writings is consistent with the Company's strategy to focus on personal auto and property coverages in all of its lines of business while adjusting the mix and volume of its writings and retentions to respond to change in market conditions. In light of the recent downgrade in the A.M. Best rating to B++, and given the increasingly competitive market conditions in the reinsurance marketplace, the Company determined to focus on primary insurance and to exit the reinsurance marketplace. Accordingly, in March of 1999, the Company transferred a significant portion of its reinsurance operations to another reinsurer exclusive of certain treaties for which the underlying policies are being converted to direct business and certain other contracts. See, Business Strategy section and Reinsurance Strategy section.

  In its personal and commercial insurance operations, the Company has developed insurance products and programs to meet particular market needs. Personal and commercial insurance products offered by the Company have included from time to time a variety of homeowner and dwelling insurance products, private passenger automobile, specialty commercial transportation products, commercial business coverages and certain financial services products designed to protect the interests of financial institutions in real and personal property collateral. Personal and commercial insurance products are distributed through independent agents brokers and managing general agents.

  Recently, however, the Company determined the competitiveness of the commercial marketplaces and the recent A.M. Best downgrade (See A.M. Best section) will cause the corrective actions necessary to return the commercial segment to profitability not to be justifiable. Therefore, the Company decided to withdraw from a major part of its commercial segment effective June 1999 for new business and renewal policies. The Company will continue to write the Partners, BOP and Transportation lines of business in States that have been historically profitable. The Company has also determined that the A.M. Best downgrade and the increased competition in the reinsurance marketplace will cause a significant loss of reinsurance premiums in 1999. The Company has decided to sell a significant portion of its reinsurance book of business. See the Business-Strategy section and Note T of the Notes to the Consolidated Financial Statements for further discussion.

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

  After the close of business on June 30, 1997, the Company completed its acquisition of all the issued and outstanding stock of the operating subsidiaries of Anthem Casualty Insurance Group, Inc., each of which are property and casualty insurance companies, for an aggregate purchase price, including expenses of $260.9 million. Anthem Casualty Insurance Company has been renamed Shelby Casualty Insurance Company and all the subsidiaries acquired are collectively referred to as "Shelby."

  Shelby is a regional property and casualty insurer with approximately
$260 million in annual premiums. Shelby markets its insurance product through approximately 2,200 independent agencies, located in the midwest and mid-atlantic states. The majority of the business acquired consists of auto insurance and homeowners insurance in small towns and suburbs. The remainder of the acquired business consists primarily of small and medium sized commercial insurance much of which the Company has recently determined not to renew.

  Effective December 31, 1996, the Company acquired control of Ranger County Mutual Insurance Company through its acquisition of all of the issued and outstanding capital stock of Ranger General Agency, Inc. from Ranger Insurance Company ("Ranger"), located in Houston, Texas, for $7.5 million in cash. Ranger County Mutual Insurance Company has moved its operations to Dallas, and changed its name to Vesta County Mutual Insurance Company ("Vesta County Mutual"). All of Vesta County Mutual's business at December 31, 1996, as well as certain additional business which the Company permitted Ranger to write through Vesta County Mutual for a period of two years thereafter, is reinsured 100% by Ranger, and the Company does not assume any risk associated with this business.

  Vesta County Mutual is a county mutual insurance company organized under Chapter 17 of the Texas Insurance Code, and, as such, enjoys certain regulatory advantages, including the ability to establish rates without the approval of the Texas Insurance Commission. Prior to the acquisition, Vesta Fire had historically reinsured certain automobile and associated lines of business in Texas written by a similar mutual company for which it paid commissions. Vesta Fire now writes the majority of these lines of business through Vesta County Mutual and, by doing so, recognizes significant savings.

Business Strategy

  The Company was confronted with three major challenges during 1998. In June 1998, the Company completed an internal investigation, which resulted in a reduction of net income of approximately $13.6 million in the fourth quarter of 1997 and first quarter of 1998. The internal investigation focused on accounting irregularities in the fourth quarter of 1997 and the first quarter of 1998. The Company also corrected the methodology by which it recognized earned premiums in its reinsurance segment. This resulted in a restatement of its historical financial statements and a decrease in reported net income of approximately $49 million for the years 1993 through 1997. Finally, the insurance industry experienced one of the worst years for catastrophe losses and continued to endure pricing pressures in the reinsurance market.

  During the last quarter of 1998 and the first two months of 1999, the Company analyzed the profitability of the reinsurance, personal lines and commercial lines segments. The goal of the analysis was to determine which segments would fit into the Company's strategy for 1999 and beyond. As a result of the analysis, the Company decided to withdraw from a major part of its commercial and reinsurance segments. The Company determined the competitiveness of the commercial and reinsurance marketplace and the recent A.M. Best downgrade (See A.M. Best section) will cause the corrective actions necessary to return the commercial segments to profitability not to be justifiable and the potential for maintaining its reinsurance portfolio to be significantly impaired.

  As discussed elsewhere in this report, the Company's current strategy is to focus principally on personal auto and property coverages in all of its lines of business while adjusting the mix and volume of its writings and retentions to respond to changes in market prices and to manage its risk exposures. The Company will also continue to write certain commercial risks on a limited basis. The commercial risks, including transportation and BOP, will only be written in areas that have historically produced profitable business.

  Historically, the Company has made substantial use of reinsurance to reduce its exposure to risks and the variability of its earnings. The Company plans to continue to cede a portion of its insurance risks while increasing its retentions of certain lines of business based on market conditions.

Lines of Business

  The following table provides selected historical information on a Generally Accepted Accounting Principles (GAAP) basis concerning the business written by the Company and the associated underwriting results. This data should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto. For additional information on the Company's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes O to the Consolidated Financial Statements.

                                         Year Ended December 31,
                               ------------------------------------------------
                                 1994      1995      1996      1997      1998
                               --------  --------  --------  --------  --------
                                    (In thousands, except ratio data)
Reinsurance
 Gross Premiums Written....... $214,430  $353,988  $497,537  $535,427  $287,617
 Net Premiums Written.........  165,536   289,565   373,486   351,811   157,729
 Net Premiums Earned..........  164,101   221,933   342,452   335,360   194,261
 Loss Ratio...................     55.5%     68.1%     59.9%     53.5%     90.5%
Personal
 Gross Premiums Written....... $ 63,658  $105,643  $109,661  $244,719   346,992
 Net Premiums Written.........   28,626    52,157    69,769   141,165   264,839
 Net Premiums Earned..........   39,223    44,796    63,206   139,425   247,064
 Loss Ratio...................     67.2%     43.6%     40.5%     68.3%     66.7%
Commercial
 Gross Premiums Written.......   49,018    58,428    44,573    85,905   124,412
 Net Premiums Written.........   37,948    48,782    24,801    33,499    69,022
 Net Premiums Earned..........   29,028    46,349    33,678    42,873    68,368
 Loss Ratio...................     59.1%     61.3%     62.8%     55.9%     80.0%
Combined
 Gross Premiums Written....... $327,106  $518,059  $651,771  $866,051   759,021
 Net Premiums Written.........  232,110   390,504   468,056   526,475   491,590
 Net Premiums Earned..........  232,352   313,078   439,336   517,658   509,693
 Loss Ratio...................     57.9%     63.6%     57.3%     57.7%     77.6%
 Expense Ratio................     35.4%     30.0%     33.2%     34.9%     50.2%
 Combined Ratio...............     93.3%     93.6%     90.5%     92.6%    127.8%

Reinsurance

  Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) all or a portion of a risk or risks that the ceding company has assumed under the insurance policy or policies it has issued. A ceding company may purchase reinsurance for any number of reasons including, to obtain, through the reduction of its liabilities, greater underwriting capacity than its own capital resources would support, to stabilize its underwriting results, to protect against catastrophic loss, to withdraw from a line of business, and to manage risk when entering a new line of business.

  Reinsurance can be written on either a pro rata or excess of loss basis. Under pro rata reinsurance, the reinsurer, in return for a predetermined portion or share of the insurance premium charged by the ceding company, indemnifies the ceding company against a predetermined portion or share of the losses and loss adjustment expenses ("LAE") of the ceding company under the covered primary policy or policies. Under excess of loss reinsurance, the reinsurer indemnifies the ceding company against all or a specified portion of losses and LAE on underlying insurance policies in excess of a specified dollar amount, known as the ceding company's retention, subject to a negotiated policy limit. Catastrophe reinsurance is a form of excess of loss reinsurance which indemnifies the ceding company for losses resulting from a particular catastrophic event. Excess of loss reinsurance is often written in layers, with one or a group of reinsurers taking the risk from the ceding company's retention layer up to a specified amount, at which point either another reinsurer or a group of reinsurers takes the excess liability or it remains with the ceding company. The reinsurer acquiring the risk immediately above the ceding company's retention layer is said to write working or low layer reinsurance. A loss that reaches just beyond the primary insurer's retention layer will create a loss for the working layer reinsurer, but not necessarily for the reinsurers on the higher layers.

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

  Substantially all of the reinsurance that the Company currently has written is on personal (including automobile) and commercial property risks. Management believes there are certain advantages in emphasizing the writing of property reinsurance over casualty reinsurance, the most significant of which is that ultimate property claims losses generally can be determined more quickly than ultimate casualty claims losses. Long-tail reinsurance, such as certain casualty coverages, frequently are slower to be reported and finally determined. However, the earnings of property insurers are affected by unpredictable catastrophic events. In addition, a continuing increase in the severity of catastrophic losses as well as various other market forces could affect the availability of adequate retrocessional coverage.

  The Company's mix of reinsurance business on a gross premiums written basis is set forth in the following table for the periods indicated:

                                           Year Ended December 31,
                                 ----------------------------------------------
Type of Reinsurance                   1996            1997            1998
-------------------              --------------  --------------  --------------
                                      (in thousands, except ratio data)
Property Reinsurance
 Pro Rata....................... $383,637  77.1% $443,164  82.8% $213,877  74.3%
 Catastrophe....................   46,485   9.4    51,287   9.6    37,042  12.9
 Excess Risk....................    3,135   0.6     3,289   0.6     5,393   1.9
                                 -------- -----  -------- -----  -------- -----
Total Property..................  433,257  87.1   497,740  93.0   256,312  89.1
Casualty Reinsurance
 Auto Liability.................   60,912  12.2    32,696   6.1    29,534  10.3
 Other Casualty(1)..............    3,368   0.7     4,991   0.9     1,771   0.6
                                 -------- -----  -------- -----  -------- -----
Total Casualty..................   64,280  12.9    37,687   7.0    31,305  10.9
                                 -------- -----  -------- -----  -------- -----
 Total Reinsurance.............. $497,537 100.0% $535,427 100.0% $287,617 100.0%
                                 ======== =====  ======== =====  ======== =====

--------
(1) Estimated casualty portion of total reinsurance excluding Auto Liability.

  In 1998, the Company's pro rata reinsurance writings of private passenger automobile decreased significantly over 1997. The acquisition of Vesta County Mutual resulted in a further shift of a large portion of private passenger automobile writings which had been recorded on the reinsurance line to personal line. Additionally, the reinsurance market experienced increased market capacity accompanied by increased price competition in the private passenger automobile line of business. The

Company continued to terminate certain accounts, which reduced its writings of pro rata reinsurance of private passenger automobile.

  The principal lines of business reinsured by the Company include homeowner and commercial property coverages and non-standard automobile insurance. For 1998, homeowner and commercial business comprised approximately 68% of gross reinsurance premiums written, non-standard automobile insurance comprised approximately 26% of gross reinsurance premiums written, and other lines comprised approximately 6% of gross reinsurance premiums written. The Company writes a small amount of casualty reinsurance for a certain number of its property reinsurance clients. Casualty reinsurance risks assumed by the Company consist largely of non-standard automobile liability insurance as well as liability coverages provided under homeowner and commercial multi-peril policies.

  Marketing. The Company has historically provided reinsurance to small and medium-sized regional insurance companies and regional specific reinsurance for larger insurance companies located throughout the United States. Most of the Company's reinsurance business was produced through major reinsurance intermediaries in the United States. In 1996 the Company began writing international reinsurance business with an emphasis on catastrophe reinsurance. This was enhanced in September 1996 with the establishment of a branch office in Copenhagen, Denmark, which improved access to the European reinsurance market. Until recently, the Company's reinsurance division did business through approximately 40 intermediaries, five of which were responsible for approximately 85% of the division's premium volume during 1998.

  Underwriting. Management's underwriting strategy is to practice strict discipline in carrying out its major operating functions, risk selection and retention. For selecting and managing its portfolio of reinsurance contracts, the authority to bind the Company is limited to five employees whose duties are concentrated primarily on identifying and accessing desirable business. The Company utilizes computers and analytical software to assist underwriters in evaluating and selecting risks and determining appropriate retention levels. It has been the Company's practice to have direct contact, either by underwriting audits or periodic visits of a more general nature, with ceding companies with whom the Company has working pro rata and layer relationships, both to enhance the quality of its underwriting process and to develop and retain its business relationships.

  Strategy. Given current market conditions in the reinsurance arena, the Company determined that the recent downgrade in the A.M. Best rating to B++ (see A.M. Best section) will have a negative impact on its reinsurance operations. Although the company enjoys an excellent relationship with its reinsurance customers the potential for maintaining its reinsurance portfolio has been hampered by the recent change in rating. The Company determined that the A.M. Best downgrade and the increased competition in the reinsurance marketplace would cause a significant loss of reinsurance premiums in 1999. Therefore, the Company sold a significant portion of its reinsurance renewal rights to Hartford Fire Insurance Company ("Hartford Fire") for $15 million effective March 24, 1999. See Business Strategy (above) and Note T of the Notes to the Consolidated Financial Statements for further discussion.

Primary Insurance Business

  In its primary insurance operations, the Company has sought to identify market opportunities and develop insurance products to meet particular market needs. Prior to 1997, the Company's primary insurance operations focused on selected personal and commercial property insurance lines as well as on financial services products consisting of certain collateral protection insurance policies for financial institutions. In 1997, however, the acquisitions of the Shelby Insurance Companies and Vesta County Mutual increased the personal automobile premiums significantly, making it the Company's largest primary lines of business. The 1997 acquisition of the CIGNA personal property book of business, representing over $80 million in annual written premium, essentially balanced the Company's personal lines writings evenly between automobile and property coverages.

  In the past, the Company has emphasized writing property coverages more than liability. With the addition of the liability portions of the Shelby automobile line, the Company's writings are also now fairly evenly balanced between property and liability exposures. This balancing between liability and property exposures provides better protection against severe impacts of natural catastrophes, and thus more consistency to the Company's results.

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

                                           Year Ended December 31,
                                 ----------------------------------------------
                                      1996            1997            1998
                                 --------------  --------------  --------------
                                      (in thousands, except percentage)
Personal Auto................... $  8,379   7.6% $112,394  45.9% $223,425  64.4%
Homeowners......................   66,954  61.1    88,599  36.2    93,762  27.0%
Financial Services..............   25,945  23.7    37,344  15.3    20,682   6.0%
Other...........................    8,383   7.6     6,382   2.6     9,123   2.6%
                                 -------- -----  -------- -----  -------- -----
                                 $109,661 100.0% $244,719 100.0% $346,992 100.0%
                                 ======== =====  ======== =====  ======== =====

  The Company offers personal auto insurance for preferred, standard and non-standard drivers. In its standard auto line, the Company targets drivers over age 45 with above average driving records. The non-standard auto line covers the full spectrum of non-standard drivers.

  Liability limits up to $500,000 are written on standard auto policies, with an additional $5 million personal umbrella limit also available. However, the vast majority of the personal umbrellas are written at limits of $1 million or $2 million. For non-standard auto, the Company typically writes minimum basic limits that vary by state.

  The Company's personal property insurance products cover the full range of homes starting with lower-valued dwellings in the $10,000 to $50,000 range, through the middle-valued homes from $50,000 to $150,000, as well as higher valued homes up to $10,000,000. The majority of homes insured are valued between $40,000 and $250,000.

  The Company also provides specialty products protecting collateral and repossessed property of financial institutions. Certain of these products are designed to protect the interests of financial institutions against physical damage to private passenger automobiles and other personal property in those cases where the borrower fails to insure the collateral in accordance with a loan agreement. The Company also has mortgage security products that are designed to protect the interest of the mortgagee and the mortgagor (borrower) caused by the mortgagor's failure to obtain property insurance on the mortgaged property. Coverage is also provided for the properties that are in the process of foreclosure.

  Marketing. Prior to 1997, the Company marketed personal lines in 15 states through approximately 870 agencies, with premium concentrated in the property lines in the Southeast. With the Shelby and CIGNA acquisitions, the Company increased its marketing force to approximately 3800 agencies in 42 states. Within certain parameters, the agents of the Company are authorized to write policies without prior approval from the Company. However, all policies are reviewed by Company's underwriting staff upon receipt of the application by the Company.

  The following table sets forth the principal geographic distribution of the Company's gross premiums written in its personal lines business for the three years indicated. The states listed below comprise the ten states with the largest gross premiums written for 1998.

                                           Year Ended December 31,
                                 ----------------------------------------------
                                      1996            1997            1998
                                 --------------  --------------  --------------
                                      (in thousands, except percentages)
Texas........................... $  4,588   4.2% $ 50,660  20.7% $ 77,567  22.3%
Pennsylvania....................       20   0.0    24,455  10.0    50,185  14.4
West Virginia...................      358   0.3    12,823   5.3    27,593   8.0
Hawaii..........................   41,927  38.2    35,686  14.6    25,175   7.3
Tennessee.......................    4,367   4.0    15,890   6.5    24,924   7.2
Illinois........................    1,482   1.4    12,118   4.6    20,029   5.8
Ohio............................      541   0.5    10,865   4.5    17,942   5.2
Alabama.........................   15,348  14.1    18,032   7.4    14,641   4.2
North Carolina..................    1,354   1.2     5,186   2.2    11,966   3.4
Mississippi.....................    3,950   3.6     7,773   3.2    11,398   3.3
All Other.......................   35,726  32.5    51,231  21.0    65,572  18.9
                                 -------- -----  -------- -----  -------- -----
  Total......................... $109,661 100.0% $244,719 100.0% $346,992 100.0%
                                          =====           =====           =====

  The geographic balance reflected above allows for greater profit protection and more cost effective management of the property catastrophe exposures. The Company employs marketing representatives to maintain and expand its agency relationships in its personal lines business. In addition, the Company pays competitive commission rates to its agents and utilizes a profit sharing plan for agencies which is based on volume of premiums and loss ratios for business written.

  Underwriting. Underwriting of personal lines business is conducted in four locations and performed by the Company's underwriting staff in accordance with specific underwriting authority related to the acceptability of each risk for the appropriate program profile. Management information reports are utilized to measure risk selection and pricing in order to control underwriting performance. The principal underwriting criteria for personal property coverages is a financially stable owner with a well-maintained property. Rates for lower valued properties are surcharged to reflect risk characteristics. Within certain parameters, the agents of the Company are authorized to write policies without prior approval from the Company.

  It has been the Company's policy generally not to underwrite personal property business in the Southeast within one hundred miles of a coastline (except for Florida which is 10 miles) in order to limit its exposure to typical coastal occurrences such as hurricanes and other types of storms. In the Northeast and West, the Company does not impose as restrictive a criteria for property location, but does endeavor to utilize high wind deductibles whenever possible in order to limit its catastrophe exposure. The Company continually monitors and controls its production in order to prudently manage its risk in areas with significant exposure to natural disasters.

  Future Plans. A significant potential for internal, organic growth exists in personal lines through expansion of the Company's existing products to its existing agency force. The largest potential exists with both standard and non-standard auto, which are currently marketed in only 13 and 8 of the Company's active states, respectively. There are many of the Company's appointed agencies in additional states to whom it plans to market these products in the next several years, thus enabling them to cross-sell the Company's current personal property policyholders. This cross-selling activity will not only increase premium production, but should also improve renewal retention, and therefore the Company's loss ratio and expenses.

  In addition to the expansion of the Company's auto products to other active states, the Company also plans to expand its Low-Valued Dwelling and High-Valued Homeowners products to other active states, as appropriate, based on state demographics. The Company recognizes that to be a successful personal lines carrier, it is essential that the Company makes it as easy as possible for its agents to do business with the Company. Therefore, the Company is currently pursuing three key technological developments in personal lines to accomplish its goal.

  First, the Company is well along in its efforts to make its underwriting and processing systems paperless, through the implementation of an imaging system. This system enables the Company to service its agents and policyholders more quickly and effectively by having policy information readily available on its computer. The Company anticipates this will improve its policy processing time.

  Second, the Company continues to expand the number of agencies utilizing its SEMCI agency download system, updating the agencies' management systems with current policy data. Currently over 600 agencies utilize this service, and the number of agencies continues to grow.

  Third, the Company is currently developing an Internet-based interactive inquiry, application, and endorsement service for its agents. The Company anticipates introducing this service in the second or third quarter of 1999. This inquiry service will put policy, billing, and claims information at the agents' fingertips, thus enabling them to better serve their customers. In addition, the application and endorsement service will enable the agents to have direct access to the Company's policy issuance system, thus further improving turnaround time for policy and endorsement processing.

Commercial Lines

  The Company provides insurance products covering a select group of target classes for which it has developed specific commercial industry expertise. The Company typically provides a full spectrum of property, liability, and auto coverage for these target classes, with the focus on small accounts. These target classes include typical small office, service, and retail businessowners, mini-storage facilities, artisan contractors, and small service garages.

  Until recently, the Company pursued a broader range of target classes which focused on other classes such as hotels, manufacturers, restaurants, motorcycle dealers, broadcasters and publishers. The Company concluded, however, that in the continuing competitive marketplace, the Company could not achieve adequate pricing for these classes of business as required for profitability. Therefore, these classes of business will be discontinued in the second quarter of 1999 (see the Business Strategy section), as the Company elected to focus on the expansion of its small commercial Partners Program, offering its Businessowners, Artisan Contractors, and small Service Garage programs.

  These continuing programs offer the advantages to the Company of more controlled pricing, better renewal retention, greater growth potential due to changing demographics, better opportunities for developing internal processing efficiencies, and a better match with the marketing needs of our personal lines agents.

  In recognition of the need to make it easy for agents to do commercial business with the Company, agents have been provided with personal computer rating disks that enable the agents to quote eligible small accounts and conduct initial underwriting screening. In the future, once the commercial policy issuance systems are further developed, the Company will utilize the personal lines Internet-based inquiry, application and endorsement system to also improve the service and efficiencies of the Partners Program.

  The Company has also designed a complementary group of insurance products for the trucking industry. These products are offered to independent owner-operators of trucks and small fleets to cover physical damage, non-trucking liability (non-business use of the vehicle), and cargo risks. Physical damage protection is the principal product written by the Company in this line of business.

  Marketing. The Company's standard commercial lines products had been offered in 29 states, but has now been narrowed to 14 states to enable the Company to focus on the aforementioned Partners Program. In the next few years, the Company will expand its Partners Program into other personal lines states. The Company uses marketing representatives to market it's commercial lines products to independent agents. These marketing representatives are employees of the Company and are located in areas which the Company operates and targets business development. Commercial business products are now being marketed directly through approximately 2,000 independent agencies. Transportation products are marketed through approximately 60 agencies which specialize in this line of business. The Company believes that the commissions and profit sharing arrangements it provides to contracted agents have been important factors in the Company's ability to access and maintain profitable commercial property-casualty and transportation business.

  The following table sets forth the principal geographic distribution of the Company's direct premiums written in its commercial lines of business for the years indicated. The states listed below comprise the ten states with the largest gross premiums written for 1998. As noted above, the volume of premiums written in the Company's commercial lines of business are expected to decrease significantly in 1999 as a result of the Company's decision to withdraw from a major part of its commercial segment.

                                              Year Ended December 31,
                                   ---------------------------------------------
                                        1996           1997           1998
                                   -------------- -------------- ---------------
                                        (in thousands, except percentages)
North Carolina....................  $1,337   3.0% $10,869  12.4%  $19,226  15.5%
Ohio..............................     846    1.9   4,673    5.3   12,325    9.9
Texas.............................  11,035   24.8  11,804   13.5    9,222    7.4
Missouri..........................   6,554   14.7   5,429    6.2    8,748    7.0
Connecticut.......................     --     0.0   4,131    4.7    8,608    6.9
Tennessee.........................   1,447    3.2   5,336    6.2    8,255    6.6
Indiana...........................      81    0.2   4,415    5.1    7,675    6.2
Georgia...........................   1,410    3.2   4,933    5.6    6,471    5.2
Kentucky..........................   1,787    4.0   3,828    4.4    5,767    4.7
Rhode Island......................       0    0.0   3,490    4.0    5,650    4.5
All Other.........................  20,076   45.0  26,997   32.6   32,465   26.1
                                   ------- ------ ------- ------ -------- ------
  Total........................... $44,573 100.0% $85,905 100.0% $124,412 100.0%
                                   ======= ====== ======= ====== ======== ======

  Underwriting. Underwriting of the Company's commercial business and transportation products had been centralized in two locations (the Company's home office and the Shelby office). The Company plans to consolidate all commercial lines underwriting in the home office by the end of 1999. All underwriting is performed by the Company's underwriting staff in accordance with specific underwriting authority based upon the experience and knowledge level of each underwriter. Risks that are perceived to be more difficult and complex risk exposures are underwritten by the more experienced staff and reviewed by management. Many underwriting factors are examined for the commercial business line, such as quality of construction, occupancy, protection against fire and other hazards, and financial condition of the owners.

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

Reinsurance Ceded

  The Company seeks to manage its risk exposure through the purchase of reinsurance, including retrocessional placements for its reinsurance business. The Company obtains reinsurance principally to reduce its net liability on individual risks and to provide protection for individual loss occurrences, including catastrophic losses, in order to stabilize its underwriting results. In exchange for reinsurance, the Company pays to its reinsurers a portion of the premiums received under the reinsured policies. While the assuming reinsurer is liable for losses to the extent of the coverage ceded, reinsurance does not legally discharge the Company from primary liability for the full amount of the policies ceded.

  The Company generally purchases reinsurance separately for its primary insurance business lines and its reinsurance business. Gross written premiums ceded for 1997 were $339.6 million, which constituted 39.2% of the gross premiums written, in order for 1998, were $267.4 million, which constituted 35.1% of the gross premiums written. The decrease in 1998 was primarily due to the decrease in gross written premiums in 1998 and the cancellation of a certain reinsurance treaty effective July 1, 1998. While the Company seeks to reinsure a significant portion of its property catastrophe risks, there can be no assurance that losses experienced by the Company will be within the coverage limits of the Company's reinsurance and retrocessional programs.

  The availability and cost of reinsurance and retrocessional coverage may vary significantly over time and are subject to prevailing market conditions.

  The Company seeks to evaluate the credit quality of the reinsurers and retrocessionaires to which it cedes business. No assurance can be given regarding the future ability of any of the Company's reinsurers to meet their obligations.

Claims

  Claims arising under the policies issued by the Company are managed by the Company's Claims Department. When the Company receives notice of a loss, its claims personnel open a claim file and establish a reserve with respect to the loss. All claims are reviewed and all payments are made by the Company's employees, with the exception of claims on certain products, which are adjusted by a managing general agency and periodically audited by the Company's claims personnel.

  Most personal lines claims are adjusted and paid by staff claims adjusters. Management believes that utilizing the Company's trained employee adjusters permits faster, more efficient service at a lower cost.

  Claims settlement authority levels are established for each adjuster or manager based upon each employee's ability and level of experience. Upon loss notification, each claim is reviewed and assigned to an adjuster or manager based upon the type of claim. Claims-related litigation is monitored by home office litigation supervisors. The Company emphasizes prompt, fair and equitable settlement of meritorious claims, adequate reserving for claims and controlling of claims adjustment and legal expenses.

Reserves

  The Company's insurance subsidiaries maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses ("LAE") with respect to reported and unreported claims incurred. To the extent that reserves prove to be inadequate in the future, the Company would have to increase such reserves and incur a charge to earnings in the period such reserves are increased, which could have a material adverse effect on the Company's results of operations and financial condition. The establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that ultimate losses will not materially exceed the Company's loss and LAE reserves. Reserves are estimates involving actuarial and statistical projections at a given time of what the Company expects to be the cost of the ultimate settlement and administration of claims based on facts and circumstances then known, estimates of future trends in claims severity and other variable factors such as inflation. The inherent uncertainties of estimating reserves generally are greater with respect to reinsurance liabilities due to the diversity of development patterns among different types of reinsurance contracts, the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies.

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

  Reserves are computed by the Company based upon actuarial principles and procedures applicable to the lines of business written by the Company. These reserve calculations are reviewed regularly by management, and, as required by state law, the Company periodically engages an independent actuary to render opinions as to the adequacy of statutory reserves established by management. The actuarial opinions are filed with the various jurisdictions in which the Company is licensed. Based on the practice and procedures employed by the Company management believes that the Company's reserves are adequate as of the valuation date.

  The following table provides a reconciliation of beginning and ending liability balances on a GAAP basis for the years indicated:

                                                  Year Ended December 31,
                                                ------------------------------
                                                  1996      1997       1998
                                                --------  ---------  ---------
                                                       (in thousands)
Gross Losses and LAE reserves at beginning of
 year.........................................  $168,502  $ 173,275  $ 596,797
Reinsurance Receivable........................   (24,384)   (60,343)  (204,336)
                                                --------  ---------  ---------
Net Losses and LAE reserves at beginning of
 year.........................................   144,118    112,932    392,461
Increases (decreases) in provisions for losses
 and LAE for claims incurred:
 Current year.................................   242,454    311,089    396,091
 Prior year...................................     9,329    (12,451)      (769)
Acquisition of Shelby.........................       --     300,315        --
Losses and LAE payments for claims incurred:
 Current year.................................  (158,409)  (166,447)  (269,369)
 Prior year...................................  (124,560)  (152,977)  (219,642)
                                                --------  ---------  ---------
Net Losses and LAE reserves at end of year ...   112,932    392,461    298,772
Reinsurance Receivable........................    60,343    204,336    206,139
                                                --------  ---------  ---------
Gross loss and LAE Reserves...................  $173,275  $ 596,797  $ 504,911
                                                ========  =========  =========

  The reconciliation between statutory basis and GAAP basis reserves for each of the three years in the period ended December 31, 1998 is shown on the following page:

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1996      1997      1998
                                                  --------  --------  --------
                                                        (in thousands)
Statutory reserves............................... $115,360  $391,069  $363,139
Adjustments for salvage and subrogation..........   (2,376)  (15,553)  (11,250)
Retroactive reinsurance amounts..................      --     16,945   (53,117)
Gross-up of amounts netted against reinsurance
 recoverable.....................................   60,291   204,336   206,139
                                                  --------  --------  --------
Reserves on a GAAP basis......................... $173,275  $596,797  $504,911
                                                  ========  ========  ========

  The following table shows the development of the reserves for unpaid losses and loss adjustment expenses from 1988 through 1998 for the Company's insurance subsidiaries on a GAAP basis net of reinsurance recoveries. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amounts of losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

                                                           Year Ended December 31,
                         ---------------------------------------------------------------------------------------------------
                          1988     1989     1990     1991     1992     1993     1994      1995     1996      1997     1998
                         -------  -------  -------  -------  -------  -------  -------  -------- --------  -------- --------
                                                               (in thousands)
Liability for unpaid
 losses and LAE.....     $40,837  $32,861  $27,823  $21,919  $21,976  $29,688  $66,648  $118,733 $112,932  $392,461 $298,772
 Paid (cumulative) as of
 One year later.....      19,730   19,611   11,864   13,166   20,517   20,761   51,527    88,377   86,978   197,477
 Two years later....      28,475   24,063   14,949   17,054   20,272   28,766   65,360   116,388  114,704
 Three years later..      32,443   27,199   17,096   16,810   20,281   34,776   66,490   125,299
 Four years later...      34,628   29,235   18,093   16,622   23,272   33,139   72,273
 Five years later...      36,703   29,960   19,206   18,140   20,994   38,222
 Six years later....      37,535   30,976   20,683   16,218   22,964
 Seven years later..      38,602   32,303   20,391   17,922
 Eight years later..      40,150   31,856   22,284
 Nine years later...      39,524   33,171
 Ten years later....      40,268
 Liability
  reestimated as of
  End of year.......      40,837   32,861   27,823   21,919   21,976   29,688   66,648   118,733  112,932   392,461  298,772
 One year later.....      42,097   34,078   28,779   21,853   28,530   28,930   61,033   127,790   99,708   391,692
 Two years later....      42,702   33,304   29,431   19,009   27,914   34,219   66,582   110,437  144,986
 Three years later..      42,665   33,851   29,130   19,817   26,120   38,940   66,713   118,657
 Four years later...      42,493   32,097   29,578   16,470   30,435   41,517   76,863
 Five years later...      40,132   34,549   26,291   19,862   33,845   50,993
 Six years later....      42,973   31,205   29,493   23,760   40,317
 Seven years later..      39,464   34,280   36,400   29,574
 Eight years later..      42,525   38,955   40,568
 Nine years later...      46,648   44,587
 Ten years later....      52,146
Cumulative
 redundancy/
 (deficiency).......     (11,309) (11,726) (12,745)  (7,655) (18,341) (21,305) (10,215)       76  (32,054)      769

  The table above was significantly affected by the 1998 restatement of Vesta Fire's statutory loss development (Schedule P) required by the Alabama Department of Insurance, which corrected the assignment of certain losses to accident years and is reflected above. The table differs significantly from statutory loss development tables due to GAAP adjustments (see Note D of the Notes to Consolidated Financial Statements) and the 1997 acquisitions of Shelby and VCM.

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

Investments

  The Company's investment portfolio consists primarily of investment grade fixed income securities. Waddell & Reed Asset Management Company ("WRAMCO") provides investment advisory services to the Company subject to investment policies and guidelines established by management and the Board of Directors. The Company's investments at December 31, 1998 totaled approximately $634.7 million and were classified as follows:

                                                   Amount at which       % of
Type of Investment                              Shown on Balance Sheet Portfolio
------------------                              ---------------------- ---------
                                                    (in thousands)
Cash and short-term investments................        $156,350           24.6%
United States Government securities............          75,416           11.9%
Asset-backed securities........................          88,760           14.0%
Corporate bonds................................         161,582           25.5%
Foreign government.............................           3,717             .6%
Municipal bonds................................         127,744           20.1%
Equity securities..............................          21,099            3.3%
                                                       --------          -----
  Total........................................        $634,668          100.0%
                                                       ========          =====

  The value of the fixed maturities portfolio, classified by category, as of December 31, 1998, was as follows:

                                                       Amortized Cost Fair Value
                                                       -------------- ----------
                                                            (in thousands)
United States Government..............................    $ 72,935     $ 75,416
Asset-backed securities...............................      87,773       88,760
Municipal.............................................     124,358      127,744
Foreign government....................................       3,619        3,717
Corporate.............................................     157,831      161,582
                                                          --------     --------
  Total...............................................    $446,516     $457,219
                                                          ========     ========

  The composition of the fixed maturities portfolio, classified by Moody's rating as of December 31, 1998 was as follows:

                                                       Amortized Cost % of Total
                                                       -------------- ----------
                                                       (in thousands)
Aaa...................................................    $240,083       53.8%
Aa....................................................      61,758       13.8%
A.....................................................     130,167       29.2%
Baa...................................................      14,508        3.2%
                                                          --------      -----
  Total...............................................    $446,516      100.0%
                                                          ========      =====

  The NAIC has a bond rating system that assigns securities to classes called "NAIC designations" that are used by insurers when preparing their annual statutory financial statements. The NAIC assigns designations to publicly-traded as well as privately-placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being of the highest quality. As of December 31, 1998, 100% of the Company's fixed maturities portfolio, measured on a statutory carrying value basis, was invested in securities rated in class 1 or 2 by the NAIC, which are considered investment grade. The weighted average maturity of the Company's fixed income portfolio at December 31, 1998 was 6.1 years. The weighted average duration of the Company's fixed income portfolio was 3.1 years.

  As of December 31, 1998, none of the Company's fixed maturities portfolio was invested in securities that were rated below investment grade. Less than 5% of the Company's assets were invested in equity securities, and less than 20% of the Company's assets were invested in collateralized mortgage obligations secured by residential mortgages.

Regulation

  The Company's insurance companies are subject to regulation by governmental agencies in the states in which they do business. The nature and extent of such regulation varies by jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, licensing of insurers and agents, deposits of securities for the benefit of policyholders, and reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders.

  For its assumed reinsurance business, the Company has historically made estimates for its reinsurance reports received subsequent to a period end on a combined underwriting and accident year basis for both statutory and GAAP purposes. As a result of a routine examination by the Alabama Department of Insurance, the Company agreed to revise the accounting for its reinsurance business for statutory purposes. Effective with its year end 1997 statutory filings, Vesta Fire revised its statutory accounting for its assumed reinsurance business to reflect only accident/calendar year information. The adjustments essentially reversed, in the form of a one-time charge, the cumulative effect of the accounting practice consistently applied over prior years. On a GAAP basis, the correction was accounted for by restating prior financial statements.

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

  During 1998, the Alabama Department of Insurance completed its examination of Vesta Fire's December 31, 1997 Annual Statement. The examination resulted in certain adjustments to the as-filed Annual Statement. The adjustments reduced the previously reported 1997 capital and surplus of $355.3 million to $100.8 million. The Alabama Department did not require the Company to refile Vesta Fire's 1997 Annual Statement. The examination changes have been taken into account in preparation of Vesta Fire's 1998 Annual Statement. Using the basis of accounting established in the examination, Vesta Fire's 1998 statutory capital and surplus was $217.3 million after giving effect in 1998 to $125.8 million of adjustments arising from the 1997 examination. The Alabama Department of Insurance is currently performing a follow-up target examination on selected financial information. Management does not expect that any adjustment that may result from the target examination to have a material impact on the Company's financial position, results of operations or cash flows.

  On February 11, 1999, the Connecticut Department of Insurance informed the Company that it intended to restrict the Vesta Fire's Certificate of Authority. Management of the Company is engaged in discussions with the Connecticut Department of Insurance to reach a mutual agreement on the scope and extent of the restriction, should it be formally imposed. If this Certificate of Authority is fully restricted, Vesta Fire will no longer be able to write new policies of insurance in the State of Connecticut.

  On March 3, 1999, the North Carolina Department of Insurance unilaterally restricted the Vesta Fire's and its insurance subsidiaries (the Group) Certificates of Authority, which restriction effectively prohibited the Group from writing new policies of insurance in the State of North Carolina. Following meetings with management of the Company and submission of additional data the North Carolina Department of Insurance agreed to temporarily defer the effectiveness of these restrictions pending their review of the additional data submitted by the Company. The Group is engaged in ongoing discussions with the North Carolina Department of Insurance to reach an agreement on the scope and extent of any restrictions, if any, which will be finally imposed on the Group's Certificates of Authority. If the restriction originally imposed is reinstated, the Group will no longer be able to write new policies of insurance in the State of North Carolina.

  The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation, do affect the insurance business. Recently, a number of state legislatures have considered or have enacted legislative proposals that alter, and in many cases increase, the authority of state agencies to regulate insurance companies and holding company systems. In addition, legislation has been introduced from time to time in recent years which, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry.

  In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance which will replace the current NAIC Annual Statement Instructions and Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The implementation date established by the NAIC is January 1, 2001; however, the effective date will be specified by each insurance company's state of domicile. The Company is currently evaluating the potential effect of the Codification guidance, but does not expect it to have a material impact on the Company's statutory surplus.

  State insurance regulators and the NAIC periodically re-examine existing laws and regulations and their application to insurance companies. In recent years, the NAIC has approved, the recommended to the states for adoption and implementation, several regulatory initiatives designed to decrease the risk of insolvency of insurance companies. These initiatives include risk based capital ("RBC") requirements for determining the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks. Other NAIC regulatory initiatives impose restrictions on an insurance company's ability to pay dividends to its stockholders. These initiatives may be adopted by the various states in which the Company's subsidiaries are licensed; the ultimate content and timing of any statutes and regulations adopted by the states cannot be determined at this time. It is not possible to predict the future impact of changing state and federal regulation on the Company's operations, and there can be no assurance that existing insurance related laws and regulations will not become more restrictive in the future or that laws and regulations enacted in the future will not be more restrictive.

  The NAIC's RBC requirements are intended to be used as an early warning tool to help insurance regulators identify deteriorating or weakly capitalized companies in order to initiate regulatory action. Such requirements are not intended as a mechanism for ranking adequately capitalized companies. The formula defines a new minimum capital standard which supplements the low, fixed minimum capital and surplus requirements previously implemented on a state-by-state basis.

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

  At December 31, 1998 the total RBC as a percentage of authorized control level were as follows for the Company's insurance subsidiaries:

   Vesta Fire Insurance Corporation......................................   275%
   The Hawaiian Insurance & Guaranty Company, Limited....................  9900%
   Shelby Casualty Insurance Company.....................................  2663%
   The Shelby Insurance Company..........................................  6221%
   Insura Property and Casualty Company..................................  2591%
   Affirmative Insurance Company......................................... 17029%
   Sheffield Insurance Corporation.......................................  2225%
   Vesta Insurance Corporation...........................................  4988%
   Vesta County Mutual Insurance Company.................................   844%
   Vesta Lloyds Insurance Company........................................  9643%

  Restrictions on Dividends to Stockholders. The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama, Ohio, Indiana and Texas law permits dividends in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or
(ii) the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. Hawaii law limits dividends to the lesser of (i) and (ii) without prior approval. Certain other extraordinary transactions between an insurance company and its affiliates, also are subject to prior approval by the Department of Insurance. Future dividends from the Company's subsidiaries may be limited by business and regulatory considerations. In 1998 Vesta Fire voluntarily agreed that it will not pay any dividends to the Company, except those required to service certain indebtedness of the Company, until December 31, 1999, without the prior written approval of the Alabama Department of Insurance. See Note D of the Notes to the Consolidated Financial Statements.

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

  In addition, many state insurance regulatory laws contain provisions that require pre-notification to state agencies of a change in control of a non-domestic admitted insurance company in that state. While such prenotification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the non-domestic admitted insurer if certain conditions exist, such as undue market concentration.

  Any future transactions that would constitute a change in control of the Company would also generally require prior approval by the Insurance Departments of Alabama, Ohio, Indiana, Hawaii and Texas and would require preacquisition notification in those states which have adopted preacquisition notification provisions and wherein the insurers are admitted to transact business. Such requirements may deter, delay or prevent certain transactions affecting the control of the Company or the ownership of the Company's common stock, including transactions that could be advantageous to the stockholders of the Company.

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

  Total assessments from insolvency funds, associations and mandatory pools were $.5 million, $.3 million and $2.9 million for 1996, 1997 and 1998, respectively. Some of these payments are recoverable through future policy surcharges and premium tax reductions.

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

  NAIC-IRIS Ratios. The NAIC has developed its Insurance Regulatory Information System ("IRIS") to assist state insurance departments in identifying significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. Such changes may not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. In 1996, Vesta Fire had no ratios which varied unfavorably from the "usual value" range. In 1997, Vesta Fire's IRIS ratios may be negatively impacted by the one-time statutory charge. In 1998, Vesta Fire had 6 ratios which varied unfavorably from the "usual value" range. The unfavorable ratios were primarily due to 1998 operating results and the Company's overall reserve strengthening during the year.

A.M. Best Rating

  A.M. Best, which rates insurance companies based on factors of concern to policyholders, recently lowered its rating on the Company's insurance subsidiaries to "B++" (Very Good, its fifth highest rating category) from "A-" (Excellent, its fourth highest rating category). Some of the factors noted by A.M. Best as contributing to the downgrade include the Company's operating performance, which was affected in part by heavy catastrophe losses, the Company's debt level, and the uncertainty associated with the Company's then ongoing negotiations with its lenders to amend its credit agreement in light of then existing covenant defaults. See, Managements Discussion and Analysis-- Liquidity. The Company does not believe the downgrade will have a material impact on its personal lines. The Company has determined that the impact of the A.M. Best downgrade on the commercial line of business will necessitate corrective actions in excess of what the marketplace will accept. Therefore, the Company will withdraw from certain commercial lines of business in the second quarter of 1999. The Company has also determined that the impact of the downgrade on the reinsurance segment has significantly impaired the Company's ability to compete effectively in the current reinsurance marketplace. Therefore, effective March 24, 1999 the Company transferred a significant portion of its reinsurance operations to another reinsurer in exchange for $15 million.

Competition

  The property and casualty insurance industry is highly competitive on the basis of both price and service. The Company competes for direct business with other stock companies, specialty insurance organizations, mutual insurance companies and other underwriting organizations, some of which are substantially larger and have greater financial resources than the Company. In recent years there has been a trend in the property and casualty industry toward consolidation which could result in even more competitive pricing. The Company also faces competition from foreign insurance companies and from "captive" insurance companies and "risk retention" groups (i.e., those established by insureds to provide insurance for themselves.) In the future, the industry, including the Company, may face increasing insurance underwriting competition from banks and other financial institutions.

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

Relationship with Torchmark

  Prior to the initial public offering of its common stock in November 1993, the Company was a wholly owned subsidiary of Torchmark. As of December 31, 1998, Torchmark owned approximately 23.9% of the issued and outstanding common stock of the Company. Prior to its initial public offering, the Company entered into several agreements with Torchmark and certain of its subsidiaries regarding the future relationship of the Company and Torchmark. Among these are a lease agreement, pursuant to which the Company leases its headquarters building, and an investment services agreement, pursuant to which the Company receives investment advice and services in connection with the management of the Company's investment portfolio. Prior to May of 1995, the Company marketed lower value personal dwelling insurance in six states through agents of Liberty National Life Insurance Company (LNF), pursuant to a written marketing agreement between the Company and LNL. However, LNL terminated this agreement in 1995 and will no longer market these products through its agents.

Employees

  As of December 31, 1998, the Company employed 655 persons. The Company's employees are neither represented by labor unions nor are they subject to any collective bargaining agreements. Management knows of no current efforts to establish labor unions or collective bargaining agreements.

                              Item 2. Properties

  The Company leases approximately 111,099 square feet for its home office at 3760 River Run Drive, Birmingham, Alabama under a long-term operating lease from Torchmark Development Corporation, a wholly owned subsidiary of Torchmark Corporation. The Company considers the office facilities to be suitable and adequate for its current level of operations.

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

                           Item 3. Legal Proceedings

  Subsequent to the filing of its quarterly report on Form 10-Q for the period ended March 31, 1998 with the Securities and Exchange Commission, the Company became aware of certain accounting irregularities consisting of inappropriate reductions of reserves and overstatements of premium income in the Company's reinsurance business that had been recorded in the fourth quarter of 1997 and the first quarter of 1998. The Company promptly commenced an internal investigation to determine the exact scope and amount of such reductions and overstatements. This investigation concluded that inappropriate amounts had, in fact, been recorded and the Company determined it should restate its previously issued 1997 financial statements and first quarter 1998 Form 10-Q. Additionally, during its internal investigation the Company re-evaluated the accounting methodology being utilized to recognize earned premium income in its reinsurance business. The Company had historically reported certain assumed reinsurance premiums as earned in the year in which the related reinsurance contracts were entered even though the terms of those contracts frequently bridged two years. The Company determined that reinsurance premiums should be recognized as earned over the contract period and corrected the error in its accounting methodology by restating previously issued financial statements. The Company issued press releases, which were filed with the Securities and Exchange Commission, on June 1, 1998 and June 29, 1998 announcing its intention to restate its historical financial statements.

  The Company restated its previously issued financial statements for 1995, 1996 and 1997 and its first quarter 1998 Form 10-Q for the above item by issuance of a current report on Form 8-K dated August 19, 1998. These restatements resulted in a cumulative decrease to stockholder' equity of $75.2 million through March 31, 1998.

  Commencing in June, 1998, the Company and several of its current and former officers and directors were named in several purported class action lawsuits in the United States District Court for the Northern District of Alabama and in one purported class action lawsuit in the Circuit Court of Jefferson County, Alabama. Several of Vesta's officers and directors also have been named in a derivative action lawsuit in the Circuit Court of Jefferson County, Alabama, in which Vesta is a nominal defendant.

  The class action lawsuit filed in the Circuit Court of Jefferson County, Alabama has been dismissed and the derivative case has been placed on the administrative docket. The class actions filed in the United States District Court for the Northern District of Alabama have been consolidated into a single action in that district. The purported class representatives in that action have filed (a) a consolidated amended complaint alleging that the defendants violated the federal securities laws and (b) a motion for class certification. The consolidated amended complaint also added as defendants Torchmark Corporation and the Company's predecessor auditors, KPMG Peat Marwick, LLP. The time for the defendants to respond to the complaint and the motion for class certification has not yet run. The consolidated amended complaint alleges various violations of the federal securities law and seeks unspecified but potentially significant damages.

  The Company has notified its directors and officers liability insurance companies of these lawsuits and the consolidated amended compliant. The litigation is still in the preliminary stages and there has been no discovery or class certification. The Company intends to vigorously to defend this litigation and intends to explore all available rights and remedies it may have under the circumstances. In related litigation, in September, 1998, Cincinnati Insurance Company ("Cincinnati"), one of the Company's directors and officers liability insurance carriers, filed a lawsuit in the United States District Court for the Northern District of Alabama seeking to avoid coverage under its directors and officers liability and other policies. The Company filed a motion to dismiss Cincinnati's complaint on jurisdictional grounds in federal court (which was granted), and filed a lawsuit against Cincinnati in the Circuit Court of Jefferson County, Alabama seeking damages arising out of Cincinnati's actions. Cincinnati has filed an answer and counterclaim in that case again seeking to avoid coverage. The Company intends to vigorously resist Cincinnati's efforts to avoid coverage. Because these matters are in their early stages, their ultimate outcome cannot be determined. Accordingly, no provision for any liability that may result therefrom has been made in the accompanying consolidated financial statements.

  As discussed above, the Company corrected its accounting for assumed reinsurance business through restatement of its previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under the Company's 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. The Company believes such treatment is appropriate under the terms of this treaty and has calculated the quarterly reinsurance billings presented to the treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totalled $60.4 million at December 31, 1998. Two of the three participants have notified the Company that they wish to audit the treaty computations as allowed by the terms of the treaty. The other participant, through various correspondence, has also expressed an interest in obtaining additional data. While management believes its interpretation of the treaty's terms and computations based thereon, are correct, the effects, if any, of participant audits or other actions cannot be determined at this time.

  The Company, through its subsidiaries, is routinely a party to pending or threatened legal proceedings and arbitrations. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other causes of action. These lawsuits may include claims for punitive damages in addition to other specified relief. Based upon information presently available, and in light of legal and other defenses available to the Company and its subsidiaries, management does not consider liability from any threatened or pending litigation or arbitration to be material.


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

  Quarterly high and low market prices of the Company's common stock in 1997 were as follows:

      Quarter Ended                                                 High   Low
      -------------                                                ------ ------
      March 31.................................................... $41.50 $30.88
      June 30.....................................................  49.00  32.75
      September 30................................................  59.00  43.63
      December 31.................................................  64.50  54.88

  Quarterly high and low market prices of the Company's common stock in 1998 were as follows:

      Quarter Ended                                                 High   Low
      -------------                                                ------ ------
      March 31.................................................... $64.75 $52.13
      June 30.....................................................  59.00  20.00
      September 30................................................  22.13   6.75
      December 31.................................................   9.88   5.00

  (b) Number of Holders of Common Stock

There were 178 shareholders of record on January 15, 1999 including shareholder accounts held in nominee form.

  (c) Dividend History and Restrictions

  The declaration and payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon many factors, including the Company's financial condition and earnings, the capital requirements of the Company's operating subsidiaries, legal requirements and regulatory constraints. The Company has agreed not to pay dividends to its common stockholders until it satisfies certain financial commitment to its commercial lenders. See Management Discussion and Analysis--Liquidity Section.

  The dividends paid by the Company on its common stock for the past two years were as follows (in thousands):

               Quarter                         1997 1998
               -------                         ---- ----
            First............................. $697 $691
            Second............................  697  687
            Third.............................  701  695
            Fourth............................  702  697

  Alabama imposes restrictions on the payment of dividends to the Company by the Company's insurance subsidiary in excess of certain amounts without prior regulatory approval (see the "Restrictions on Dividends to Stockholders" section in Item 1).

                        Item 6. Selected Financial Data

  The following information should be read in conjunction with the Company's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K.

          (Amounts in Thousands Except Per Share and Percentage Data)

                                        Year Ended December 31,
                          ------------------------------------------------------
                            1994      1995      1996        1997         1998
                          --------  --------  --------  ------------- ----------
                                                        (restated)(4)
Statement of Operations
Data*
 Gross Premiums Written.  $327,106  $518,059  $651,771   $  866,051      759,021
 Net Premiums Written...   232,110   390,504   468,056      526,475      491,590
 Net Premiums Earned....   232,352   313,078   439,336      517,658      509,693
 Net Investment Income..    12,999    17,972    23,148       35,960       35,058
 Investment Gains
  (Losses)..............      (695)      276        32        3,283        3,272
 Other..................       100       216       188        2,094        5,473
                          --------  --------  --------   ----------   ----------
 Total Revenues.........   244,756   331,542   462,704      558,995      553,496
                          --------  --------  --------   ----------   ----------
 Losses and LAE
  Incurred..............   134,557   198,962   251,783      298,638      395,322
 Policy Acquisition and
  Other Underwriting
  Expenses..............    82,264    93,983   145,703      180,464      255,994
 Loss on Asset
  Impairment............       --        --        --           --        74,496
 Amortization of
  Goodwill..............       --        264       484        4,007        6,609
 Interest Expense.......     1,708     5,273    10,059       10,859       14,054
                          --------  --------  --------   ----------   ----------
 Total Losses and
  Expenses..............   218,529   298,482   408,029      493,968      746,475
                          --------  --------  --------   ----------   ----------
 Income (Loss) From
  Operations Before
  Income Tax............    26,227    33,060    54,675       65,027     (192,979)
 Income Taxes (benefit).     7,352    10,468    17,862       23,116      (57,244)
 Deferrable capital
  securities interest,
  net of income tax.....       --        --        --         5,051        5,449
                          --------  --------  --------   ----------   ----------
 Net income (loss)......  $ 18,875  $ 22,592  $ 36,813   $   36,860   $ (141,184)
 Basic Earnings Per
  Share (2)(3)..........  $   1.00  $   1.20  $   1.95   $     1.98   $    (7.61)
 Shares used in per
  share calculation
  (2)(3)................    18,812    18,842    18,860       18,600       18,548
 Diluted Earnings Per
  Share continuing
  operations (2)(3).....  $   1.00  $   1.19  $   1.92   $     1.93   $    (7.61)
 Shares used in per
  share calculation
  (2)(3)................    18,834    18,970    19,157       19,053       18,548
 Cash dividends per
  share.................       .15       .13       .20          .15          .15
Balance Sheet Data (at
end of period)
 Total Investments and
  Cash..................  $300,186  $422,516  $427,276   $  656,816   $  634,668
 Total Assets...........   479,325   735,758   871,385    1,636,859    1,347,702
 Reserves For Losses and
  LAE...................   110,297   168,502   173,275      596,797      504,911
 Long Term Debt.........    28,000    98,163    98,279       98,602       98,302
 Total Liabilities......   258,703   488,499   599,466    1,239,523    1,089,675
 Deferrable Capital
  Securities............       --        --        --       100,000      100,000
 Stockholders' Equity...   220,622   247,259   271,919      297,336      158,027
Certain Financial Ratios
and Other Data
 GAAP
 Loss and LAE Ratio.....      57.9%     63.6%     57.3%        57.7%        77.6%
 Underwriting Expense
  Ratio.................      35.4      30.0      33.2         34.9         50.2
                          --------  --------  --------   ----------   ----------
 Combined Ratio.........      93.3%     93.6%     90.5%        92.6%       127.8%
                          ========  ========  ========   ==========   ==========
 SAP (1)
 Loss and LAE Ratio.....      54.0%     57.2%     57.9%        65.6%        90.4%
 Underwriting Expense
  Ratio.................      35.4      33.4      31.8         51.7         42.1
                          --------  --------  --------   ----------   ----------
 Combined Ratio.........      89.4%     90.6%     89.7%       117.3%       132.5%
                          ========  ========  ========   ==========   ==========
 Net Premiums Written to
  Surplus Ratio.........      1.18x     1.44x     1.53x        1.49x        2.81x
 Surplus................  $212,507  $318,997  $352,695     $317,875   $  220,210

--------
 * As a result of an internal investigation begun in the second quarter of 1998, the Company determined that certain inappropriate reductions of reserves and overstatements of premium income in the Company's reinsurance business had been recorded in the fourth quarter of 1997 and the first quarter of 1998. Based on the information discovered in that investigation, the Company has restated its previously issued financial statements in August 1998 to make the necessary corrections. In addition, the Company has revised its statutory accounting for its assumed reinsurance business to reflect only accident/calendar year information. Effective with its year end 1997 statutory filings, the adjustments reversed, in the form of a one-time charge, the cumulative effect of the Company's prior practice of making estimates for reinsurance assumed on a combined underwriting and accident year basis, the accounting practice consistently applied over prior years. On a GAAP basis, the correction was accounted for by restating prior financial statements.
(1) Statutory data have been derived from the financial statements of the Company prepared in accordance with SAP and filed with insurance regulatory authorities.
(2) Restated for 3-for-2 stock split paid on January 22, 1996.
(3) Effective as of December 31, 1997, the Company adopted FASB 128. The prior periods have been restated. See Note R of Notes to Consolidated Financial Statements.
(4) The Company determined, subsequent to the issuance of the 1997 financial statements, that a specific reinsurance ceded contract entered into in 1997 contains retroactive elements as defined in FAS 113. The Company erroneously recorded the initial gain on this contract in 1997 and must adjust its previously issued financial statements to appropriately defer and recognize such gain. See Note B for further discussion.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview

  The Company writes treaty reinsurance and primary insurance on selected personal and commercial lines risks. In its reinsurance operations, the Company focuses principally on property coverages, for which ultimate losses generally can be more promptly determined than on casualty risks. In the past, the Company's primary operations have emphasized writing property coverages more than liability. With the addition of the liability portions of the Shelby automobile lines, the Company's writings are also now more evenly balanced between property and liability exposures. The Company's revenues from operations are derived primarily from net premiums earned on risks written or reinsured by the Company, investment income and investment gains or losses, while expenses consist primarily of payments for claims losses and underwriting expenses, including agents' commissions and operating expenses.

  Significant factors influencing results of operations include the supply and demand for property and casualty insurance and reinsurance, as well as the number and magnitude of catastrophic losses such as hurricanes, windstorms, fires and severely cold weather. Premium rate levels are affected by the availability of insurance coverage which is influenced by levels of surplus in the industry and other factors. Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. Pricing in this business has weakened due to increased reinsurance market capacity.

  For its assumed reinsurance business, the Company had historically made estimates for its reinsurance reports received subsequent to a period end on a combined underwriting and accident year basis for both statutory and GAAP purposes. As a result of a routine examination by the Alabama Department of Insurance, the Company agreed to revise the accounting for its reinsurance business for statutory purposes. Effective with its year end 1997 statutory filings, Vesta Fire revised its statutory accounting for its assumed reinsurance business to reflect only accident/calendar year information. The adjustments essentially reversed, in the form of a one-time charge, the cumulative effect of the accounting practice consistently applied over prior years. On a GAAP basis, the correction was accounted for by restating prior financial statements.

  The Company determined, subsequent to the issuance of the 1997 financial statements, that a specific reinsurance ceded contract entered into in 1997 contains retroactive elements as defined in Financial Accounting Standards Board ("FASB") Statement 113. The Company erroneously recorded a gain on this contract in the fourth quarter of 1997 and must adjust its previously issued financial statements to appropriately defer and recognize such gain in future periods. See Note B of the consolidated financial statements for further discussion.

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

  Because catastrophe loss events are by their nature unpredictable, historical results of operations may not be indicative of expected results of future operations. The Company markets its primary personal insurance products throughout the United States. While the Company seeks to reduce its exposure to catastrophic events through the purchase of reinsurance, the occurrence of one or more major catastrophes in any given period could have a material adverse impact on the Company's results of operations and financial condition and could result in substantial outflows of cash as losses are paid. In addition, the increased underwritings of catastrophe related reinsurance, and potential residual market assessments may also lead to increased variability in the Company's loss ratio.

  Prior to the Shelby and Vesta County Mutual acquisitions, assumed reinsurance was the dominant line of business, representing 78 percent of 1996 net premiums. As a result of these acquisitions, assumed reinsurance represented 62 percent of 1997 gross premiums. In 1998, assumed reinsurance represented 38 percent of 1998 gross premiums. This shift to increase primary writing is consistent with the Company's strategy to focus on property coverages in all of its lines of business while adjusting the mix and volume of its writings and retentions to respond to change in market conditions.

  On December 31, 1996 the Company terminated the 75% pro rata reinsurance contract on its homeowners and dwelling lines of business (excluding HIG) produced through independent agents and also on its homeowners and dwelling lines of business in the financial services business. The cancellation enabled the Company to increase its net writings in the personal lines of business.

  In July of 1996, Vesta Fire entered into a pro rata reinsurance facility covering substantially all primary and assumed business in order to provide capital flexibility to take advantage of growth opportunities in the future. This reinsurance facility had the effect of reducing net premiums written in the second half of 1996 by $98.0 million. In 1997, the reinsurance facility had the effect of reducing net written premiums by $155.1 million, including reducing Shelby net written premiums by $37.5 million. In 1998, the reinsurance facility had the effect of reducing net premiums written by $70.2 million. Effective July 1, 1998, the reinsurance facility was cancelled on a run-off basis.

Comparison of Fiscal Year 1998 to Fiscal Year 1997

Premiums, Loss and LAE--Reinsurance

  Gross premiums written for reinsurance decreased by $247.8 million, or 46.3%, to $287.6 million for the year ended December 31, 1998, from $535.4 million for the year ended December 31, 1997. The main contributors to the reduction of reinsurance gross premiums written were the continuation of increased competition in the market place coupled with the Company's unwillingness to follow the market price, the modification of one large treaty and the cancellation of another large treaty. The acquisition of Vesta County Mutual resulted in the further shift of $27 million of private passenger automobile writings which had been recorded on the reinsurance line in 1997 to personal lines in 1998. Net premiums written for reinsurance decreased $194.1 million, or 55.2%, to $157.7 million for the year ended December 31, 1998, from $351.8 million for the year ended December 31, 1997. Net premiums earned for reinsurance decreased $141.1 million, or 42.1% to $194.3 million for the year ended December 31, 1998, from $335.4 million for the year ended December 31, 1997.

  Loss and LAE for reinsurance decreased by $3.8 million, or 2.1% to $175.7 million for the year ended December 31, 1998, from $179.5 for the year ended December 31, 1997. The dollar amount of loss and loss adjustment expenses incurred decreased during 1998 due to the decline in net premiums earned. The loss and LAE ratio for reinsurance for the year ended December 31, 1998 was 90.5% as compared to 53.5% for the year ended December 31, 1997. The increase in the loss ratio was primarily attributable to the decreases in earned premiums due to pricing pressures and market competition, higher ceded reinsurance costs in 1998 versus 1997 and an increase of $18.7 million in catastrophe losses.

  Given current market conditions in the reinsurance arena the Company anticipates that the recent change in its A.M. Best rating to B++ will have a negative impact on its reinsurance operations. Although the company enjoys an excellent relationship with its reinsurance customers the potential for growth in its reinsurance portfolio has been hampered by the recent change in rating. The Company has determined that the A.M. Best downgrade and the increased competition in the reinsurance marketplace will cause a significant loss of reinsurance premiums in 1999. Therefore, the Company has entered into an agreement to sell a significant portion of its reinsurance book of business. See the Business Strategy section and Note T of the Notes to the Consolidated Financial Statements for further discussion.

  Included in the reinsurance results for 1998, were two large 100% Quota share reinsurance treaties for CIGNA and Homeplus which cover selected homeowners lines. As the covered business is renewed it will be transferred to Vesta Fire as the issuing carrier. These treaties were not included in the sale of the reinsurance book of business. In 1998, these treaties accounted for $107.4 million in gross written premiums.

Premiums, Loss and LAE--Personal lines

  Gross premiums written for personal lines increased by $102.3 million, or 41.8%, to $347.0 million for the year ended December 31, 1998, from $244.7 million for the year ended December 31, 1997. Included in the $102.3 increase in gross premiums written for personal lines was a $101.0 million increase in gross premiums written due to a full year of Shelby premiums in 1998 versus six months of Shelby premiums in 1997. The remaining increase of $1.3 million was primarily due to the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual partially offset by premium reductions in the Financial Services lines and the Hawaiian Insurance and Guaranty Company Limited ("HIG").

  Net premiums written for personal lines increased by $123.6 million, or 87.5%, to $264.8 million for the year ended December 31, 1998, from $141.2 million for the year ended December 31, 1997. The increase in net premiums written was largely attributable to the writings from Shelby and the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual. Net premiums earned for personal lines increased $107.7 million, or 77.3% to $247.1 million for the year ended December 31, 1998, from $139.4 million for the year ended December 31, 1997.

  Loss and LAE for personal lines increased by $69.7 million, or 73.2% to $164.9 million for the year ended December 31, 1998, from $95.2 million for the year ended December 31, 1997. The increase in loss and loss adjustment expenses was primarily attributable to a full year of losses for Shelby included in 1998 versus only six months of losses for Shelby in 1997. The loss and LAE ratio for personal lines for the year ended December 31, 1998 was 66.7% as compared to 68.3% at December 31, 1997.

Premiums, Loss and LAE--Commercial Lines

  Gross premiums written for commercial lines increased $38.5 million, or 44.8%, to $124.4 for the year ended December 31, 1998, from $85.9 million for the year ended December 31, 1997. The increase in gross premiums written is primarily attributable to the $37.5 million increase in premiums related to a full year of Shelby premiums in 1998 versus six months of Shelby premiums in 1997. Net premiums written increased $35.5 million, or 106.0% to $69.0 million for the year ended December 31, 1998, from $33.5 million for the year ended December 31, 1997. Net premiums earned increased $25.5 million, or 59.4%, to $68.4 million for the year ended December 31, 1998, from $42.9 million for the year ended December 31, 1997.

  Loss and LAE for commercial lines increased $30.7 million, or 127.9% from $24.0 million for the year ended December 31, 1997 to $54.7 million for the year ended December 31, 1998. The loss and LAE ratio for commercial lines for the year ended December 31, 1998 was 80.0% as compared to 55.9% for the year ended December 31, 1997. The increase in loss ratio was primarily attributable to increased market competition and catastrophe losses for the year ended December 31, 1998.

  Until recently, the Company pursued a broader range of target commercial classes which focused on hotels, manufacturers, restaurants, motorcycle dealers, broadcasters and publishers. The Company concluded, however, that in the continuing competitive marketplace, the Company could not achieve adequate pricing for these classes of business as required for profitability. Therefore, in the second June of 1999, the Company will withdraw from these classes of business, as the Company elected to focus on the expansion of its small commercial Partners program, offering its Businessowners, Artisan Contractors, and small Service Garage programs. See the Business Strategy section and Note T of the Notes to the Consolidated Financial Statements for further discussion.

Policy Acquisition Expenses and Other Operating Expenses

Policy acquisition expenses increased by $23.0 million, or 17.2% to $156.0 million for the year ended December 31, 1998, from $133.0 million for the year ended December 31, 1997. The increase in policy acquisition costs is primarily attributable to additional marketing staff salaries and additional agents incentives. Other operating expenses include administrative costs not directly related to the generation of premium revenue, premium taxes and fees, interest on debt and goodwill amortization. Administrative costs (designated as operating expenses on the statement of operations) increased $52.5 million. The increase in administration costs is primarily attributable to $42.0 million in increased costs related to the Shelby operations. The remaining $10.5 million in increased costs is related primarily to increases in information systems costs and professional fees. The increase in premium taxes and fees is directly related to the increase in direct premiums written. The increase in goodwill amortization is attributable to a full year of amortization of the goodwill related to the Shelby acquisition versus six months of amortization in 1997.

Net Investment Income. Net investment income decreased by $.9 million, or 2.5%, to $35.1 million for the year ended December 31, 1998, from $36.0 million for the year ended December 31, 1997. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.0% for the year ended December 31, 1998, compared with 5.8% for the year ended December 31, 1997.

Loss on asset impairment. During the fourth quarter of 1998, management evaluated goodwill impairment pursuant to the Company's existing policies. The evaluation indicated an impairment of goodwill acquired as part of the Shelby acquisition. The events that led to this conclusion include the Company's inability to integrate the Shelby acquisition as planned and the resulting high level of expenses, and the recording of significant operating losses in 1998. As a result of these evaluations, the unamortized goodwill attributable to the Shelby acquisition was reduced by $74.5 million. See Note C of the Notes of the Consolidated Financial Statements.

Federal Income Taxes. Federal income taxes decreased by $80.4 million to a benefit of $57.3 million for the year ended December 31, 1998 from $23.1 million for the year ended December 31, 1997. This decrease was primarily due to the decrease in operating income.

Net Income (loss). For the reasons discussed above, net income decreased by $178.1 million, to a loss of $141.2 million for the year ended December 31, 1998, from $36.9 million for the year ended December 31, 1997.

Comparison of Fiscal Year 1997 to Fiscal Year 1996

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

Premiums, Loss and LAE--Reinsurance

  Gross premiums written for reinsurance increased by $37.9 million, or 7.6%, to $535.4 million for the year ended December 31, 1997, from $497.5 million for the year ended December 31, 1996. In 1997, the Company significantly increased its reinsurance writings of homeowners lines through several large contracts including the CIGNA 100% Quota Share Reinsurance Treaty. The increased reinsurance writings of homeowners lines was partially offset by a decrease in reinsurance writings of private passenger automobile lines from 1997 to 1996. The acquisition of Vesta County Mutual resulted in the shift of $47 million of private passenger automobile writings which had been recorded on the reinsurance line to primary insurance. Additionally, the reinsurance market experienced increased market capacity accompanied by increased price-competition in the private passenger automobile line of business. As a result of these factors, the Company elected to terminate certain accounts. Net premiums written for reinsurance decreased $21.7 million, or 5.8%, to $351.8 million for the year ended December 31, 1997, from $373.5 million for the year ended December 31, 1996. Net premiums earned for reinsurance decreased $7.1 million, or 2.1% to $335.4 million for the year ended December 31, 1997, from $342.5 million for the year ended December 31, 1996. The decreases in net premiums written and net premiums earned are attributable to the pro-rata reinsurance facility being in place for 12 months in 1997 versus six months in 1996.

  Loss and LAE for reinsurance decreased by $25.5 million, or 12.4% to $179.5 million for the year ended December 31, 1997, from $205.0 for the year ended December 31, 1996. The dollar amount of loss and loss adjustment expenses incurred decreased during 1997 due to the decline in net premiums earned. The loss and LAE ratio for reinsurance for the year ended December 31, 1997 was 53.5% as compared to 59.9% for the year ended December 31, 1996. The decrease in the loss ratio was primarily attributable to the increased reinsurance writings of homeowners' lines of business which generally incurs a lower loss ratio than automobile lines.

Premiums, Loss and LAE--Personal Lines

  Gross premiums written for personal lines increased by $135.0 million, or 123.1%, to $244.7 million for the year ended December 31, 1997, from $109.7 million for the year ended December 31, 1996. The increase in personal lines gross premiums is primarily due to the acquisition of Shelby and the transfer of business from assumed reinsurance to personal lines following the acquisition of Vesta County Mutual.

  Net premiums written for personal lines increased by $71.4 million, or 102.3%, to $141.2 million for the year ended December 31, 1997, from $69.8 million for the year ended December 31, 1996. Net premiums earned for personal lines increased $76.2 million, or 120.6% to $139.4 million for the year ended December 31, 1997, from $63.2 million for the year ended December 31, 1996.

  Loss and LAE for personal lines increased by $69.6 million, or 271.9% to $95.2 million for the year ended December 31, 1997, from $25.6 million for the year ended December 31, 1996. Included in the increase in loss and loss adjustment expenses was $56.8 million in losses incurred by Shelby. The loss and LAE ratio for personal lines for the year ended December 31, 1997 was 68.3% as compared to 40.5% at December 31, 1996. The increase in the loss ratio was primarily due to a shift in writing more automobile lines because of the acquisition of Shelby and the increased writings from Vesta County Mutual. Automobile lines generally incur higher loss ratios than homeowners lines.

Premiums, Loss and LAE--Commercial Lines

  Gross premiums written for commercial lines increased by $41.3 million, or 92.7%, to $85.9 million for the year ended December 31, 1997, from $44.6 million for the year ended December 31, 1996. The increase in gross premiums written for commercial lines is primarily attributable to the acquisition of Shelby.

  Net premiums written for commercial lines increased by $8.7 million, or 35.1%, to $33.5 million for the year ended December 31, 1997, from $24.8 million for the year ended December 31, 1996. Net premiums earned for commercial lines increased 9.2 million, or 27.3% to $42.9 million for the year ended December 31, 1997, from $33.7 million for the year ended December 31, 1996.

  Loss and LAE for commercial lines increased by $2.8 million, or 13.2% to $24.0 million for the year ended December 31, 1997, from $21.1 million for the year ended December 31, 1996. The loss and LAE ratio for primary insurance for the year ended December 31, 1997 was 55.9% as compared to 62.8% at December 31, 1996.

Policy Acquisition Expenses and Other Operating Expenses.

  Policy acquisition expenses increased by $14.4 million, or 12.1% to $133.0 million for the year ended December 31, 1997, from $118.6 million for the year ended December 31, 1996. The increase in policy acquisition expenses is primarily attributable to the increase in net written premiums. Other operating expenses include administrative costs not directly related to the generation of premium revenue, premium taxes and fees, interest on debt and goodwill amortization. Administrative costs (designated as operating expenses on the statement of operations) increased $17.7 million. The increase in administration costs is primarily attributable to the assimilation and administration of the Shelby operations. The increase in premium taxes and fees is directly related to the increase in direct premiums written. The increase in goodwill amortization is attributable to the $83 million of goodwill acquired on June 30, 1997 in connection with the Shelby acquisition.

Net Investment Income. Net investment income increased by $12.9 million, or 55.4%, to $36.0 million for the year ended December 31, 1997, from $23.1 million for the year ended December 31, 1996. The weighted average yield on invested assets (excluding realized and unrealized gains) was 5.8% for the year ended December 31, 1997, compared with 5.6% for the year ended December 31, 1996. The increase in net investment income is primarily attributable to an increase in average invested assets relating to the Shelby acquisition.

Federal Income Taxes. Federal income taxes increased by $5.2 million, or 29.1%, to $23.1 million for the year ended December 31, 1997 from $17.9 million for the year ended December 31, 1996. The effective rate on pre-tax income increased from 32.7% to 35.4% for the year ended December 31, 1997.

Net Income. For the reasons discussed above, net income increased by $.1 million, or .3%, to $36.9 million for the year ended December 31, 1997, from $36.8 million for the year ended December 31, 1996.

Liquidity and Capital Resources

  The Company is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Group, a group of wholly owned property and casualty insurance companies including Vesta Fire. The insurance company subsidiaries comprising Vesta Group are individually supervised by various state insurance regulators. Vesta Fire is the principal operating subsidiary of the Company.

  As a holding company with no other business operations, the Company relies primarily upon dividend payments from Vesta Fire to meet its cash requirements (including its debt service) and to pay dividends to its stockholders. Transactions between Vesta Fire, and the Company, including the payment of dividends by Vesta Fire, are subject to certain limitations under the insurance laws of Alabama. Specifically, Alabama law permits the payment of dividends in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. In 1998, Vesta Fire voluntarily agreed that it will not declare any dividends, except for those required to service the Company's debt, until December 31, 1999, without the prior written approval of the Alabama Department of Insurance.

  The principal uses of funds at the holding company level are to pay operating expenses, interest on outstanding indebtedness and dividends to stockholders. During the last three years, the insurance subsidiaries of the Company have produced operating results sufficient to fund the needs of the Company. However, there can be no assurance as to the ability of the Company's insurance subsidiaries to continue to pay dividends at current levels. Except for the regulatory restrictions described above, the Company is not aware of any demands or commitments of the insurance subsidiaries that would prevent the payment of dividends to the Company sufficient to meet the anticipated needs (including debt service) of the Company over the next twelve months. See "Business--Regulation."

  During 1998, the Company paid approximately $2.8 million in dividends on its common stock. However, the Company will not pay any common stock dividends in 1999. The Company is also required to make semi-annual interest payments of $4.4 million on its $100 million of 8.75% Senior Debentures due 2025 (the "Senior Notes"). As required by the Company's amended bank facility, the Company will defer the semi-annual interest payments of $4.3 million on its $100 million of 8.525% Junior Subordinated Deferrable Interest Debentures (the "Trust Debentures") issued to Vesta Capital Trust I in connection with its sale of $100 million of 8.525% Capital Securities.

  As of December 31, 1998, the Company had borrowed $70 million under its $200 million line of credit for general corporate purposes and for a capital contribution of $25 million to the Company's principal insurance subsidiary, Vesta Fire. The credit agreement related to this line of credit contains certain covenants that require, among other things, the Company to maintain a certain consolidated net worth ("Consolidated Net Worth Covenant"), maintain a certain amount of earnings before interest and taxes available for the payment of interest and dividend expense, ("Fixed Charge Coverage Ratio"), cause each insurance subsidiary to maintain a certain total adjusted statutory capital, ("Adjusted Statutory Capital Covenant"), and that limits the amount of indebtedness of the companies. As of December 31, 1998, the Company was not in compliance with all of its financial covenants.

  Subsequent to December 31, 1998, the Company's banks agreed to amend the covenants and waive any event of default arising from non-compliance with the covenants as of December 31, 1998. The amended credit facility was restructured into a $70 million senior revolving credit facility, maturing July 31, 2000 ("the "Amended Facility"). The interest rate on the Amended Facility will be the prime rate plus 1%, provided that from and after September 30, 1999 the rate shall be increased to the prime rate plus 3% if the Company has not made permanent principal prepayments on the Amended Facility aggregating at least $25 million. The Company will also pay the banks a 1% Commitment Fee on all of the used and unused commitments under the Amended Facility.

  The Amended Facility requires the Company to make a closing principal prepayment of $15 million less transaction expenses the net amount of which reduces the obligation to make permanent principal payment aggregating $25 million. The amended Facility also provides for warrants equal to approximately 6.6% of the Company's outstanding shares being issued to the banks participating on the Amended Facility, which become exercisable in the event the Company does not make $25 million of permanent principal prepayments on the facility by March 15, 2000.

  The Amended Facility requires the Company to suspend dividends on its common stock and defer payments of interest on its Trust Debentures unless the Company has made $25 million of permanent principal prepayments on the Amended Facility by March 15, 2000. The Amended Facility contains certain covenants that require the Company to maintain minimum statutory surplus levels, minimum cumulative statutory net income levels and minimum cumulative GAAP net income levels.

  The principal sources of funds for the Company's insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. On a consolidated basis, net cash used in operations for the year ended December 31, 1998 and 1997, was $47.1 million and $59.2 million, respectively. The negative cash flow from operations in 1998 related primarily to the net loss incurred in 1998. The negative cash flow from operations in 1997 related primarily to the return of a loss reserve portfolio relating to a pro rata reinsurance contract commuted at the end of 1996 and the Shelby unearned premium portfolio transfer to the reinsurance facility. These transactions had the combined effect of reducing cash flow from operations by $73.2 million in 1997.

  As of December 31, 1998, the Company's investment portfolio consisted of cash and short-term investments (24.6%), U.S. Government securities (11.9%), mortgage-backed securities (14.0%), corporate bonds (25.5%), foreign government securities (0.6%), municipal bonds (20.1%) and equity securities (3.3%). According to Moody's, 95.4% of the Company's portfolio is rated A or better. The Company expects current cash flow to be sufficient to meet operating needs, although invested assets have been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs. Beginning in June of each year, the Company begins to increase its holdings of cash and short-term investments. This practice facilitates the Company's ability to meet its higher short-term cash needs during the hurricane season. See "Business--Investments."

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

  On January 31, 1997, Vesta Capital Trust I, a Delaware business trust controlled by the Company, sold $100 million of its 8.525% Capital Securities. These securities have a 30 year maturity and are not redeemable except in certain limited circumstances. These securities were sold in a private placement transaction to qualified institutional buyers and were not registered under Securities Act of 1933 pursuant to an exemption from registration provided by Rule 144A promulgated thereunder. A portion of the proceeds from the sale of these capital securities were used to repay indebtedness under the Company's existing lines of credit and the remainder is for general corporate purposes. As noted earlier, the Company has agreed, pursuant to the Amended Facility, to defer distributions on these Capital Securities pending satisfaction of certain financial commitments to its lenders.

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

Known Trends and Uncertainties

  The financial position, results of operations, and cash flows of property and casualty insurers have historically been subject to significant fluctuations due to competition, insurance ratings, and other factors. Certain known trends and uncertainties which may affect future results of the Company are discussed more fully below.

  Competition: The property and casualty insurance industry is highly competitive on the basis of both price and service. In recent years there has been a trend in the property and casualty industry toward consolidation which could result in even more competitive pricing. The Company also faces competition from foreign insurance companies captive insurance companies and risk retention groups. In the future, the industry, including the Company, may face increasing insurance underwriting competition from banks and other financial institutions.

  Insurance Ratings: A.M. Best, which rates insurance companies based on factors of concern to policy holders, recently lowered its rating on the Company's insurance subsidiaries to "B++" from "A-". The Company has determined that the downgrade will have a material impact on the commercial and reinsurance lines. See "A.M. Best Rating" for further discussion.

  Litigation: See "Item 3. Legal Proceedings" and "Note J to the Consolidated Financial Statements" for discussion of current status of litigation.

  Reliance on Performance of Reinsurers: The Company evaluates the credit quality of the reinsurers and retrocessionaires to which it cedes business. No assurance can be given regarding the future ability of any of the Company's reinsurers to meet their obligations.

  Year 2000: The failure to correct a material Year 2000 ("Y2K") problem could result in an interruption in, or failure of, the normal business operations of the Company including the delay in premium or claim processing and the disruption of service to its customers.

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

Market Risk of Financial Instruments

  Vesta's principal assets are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. The Company's primary risk exposures are interest rate risk on fixed maturity investments and equity price risk for domestic stocks.

  Vesta manages its exposure to market risk by selecting investment assets with characteristics such as duration, yield, and liquidity to reflect the underlying characteristics of the related insurance.

  The following table sets forth the estimated market values of the Company's fixed maturity investments and equity investments resulting from a hypothetical immediate 100 bases point increase in interest rates and a 10% decline in market prices for equity exposures, respectively from levels prevailing at December 31, 1998.

                                                                     Amount
                                                                 --------------
                                                                 (in thousands)
Fixed Maturity Investments...................................... $      445,538
Equity Investments.............................................. $       18,989

  The decrease in fair values based on an increase in interest rates was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

  The decrease in fair value of equity securities based on a decrease in the market prices of all equity securities was estimated as 10% of the fair value.

Year 2000

  The Company and it subsidiaries are proceeding on schedule with efforts to convert its computer systems to be Y2K compliant. The Company has implemented a phased approach to transition computer systems to be Y2K compliant.

  The Company has completed the first six of seven phases of the transition for its defined mission critical systems. Extraneous systems are either being discontinued or are in the remediation phase at this time. Implementation of Y2K compliance for these remaining systems is scheduled for completion by third quarter of 1999.

  The Company began the assessment phase in October, 1996. From that time forward, system development and major enhancements to existing systems took Y2K process requirements into consideration. During the Assessment Phase, a comprehensive inventory of systems was completed and all date related fields and code that handled these dates were identified. The Assessment Phase was completed in December, 1996.

  Once the Company had an understanding of the lines of code and number of date fields that must be addressed to ensure systems would be made Y2K compliant, the second phase, Methodology Development, began. The purpose of this phase was to develop a methodology that would ensure the Company's systems would be made Y2K compliant and at the same time allow the Company to continue to address the day-to-day business needs. This phase was completed in March, 1997.

  Part of the Methodology Development Phase was the selection of a business partner (BP) to assist the Company in the Y2K Compliance effort. This BP had proven experience in the migration of applications to becoming Y2K compliant and would provide project management leadership and a team of programming resources to perform the actual migration.

  The third phase of the Y2K effort was the Pilot Project Phase the purpose of which was to test/prove the Y2K methodology developed in the prior phase. The Company selected the reinsurance system as the application to be made Y2K compliant as the Pilot System. This effort began in March, 1997 and was completed in June, 1997.

  The fourth phase of the Y2K effort was the Accounting Project Phase the purpose of which was to verify that the methodology would support the integration of Y2K compliant systems with non-Y2K compliant systems. Since the accounting systems interface with the core insurance processing systems in the transfer of information, the development of interface modules to correctly handle the translation of dates in both formats was begun and was completed in October, 1997.

  The fifth phase of the Y2K effort was the All Systems Project Phase the purpose of which was to convert the core insurance processing systems to Y2K compliance. Additioinal personnel were added to the effort for the primary purpose of testing and validating results. This effort, which was completed on August 3, 1998 completed the conversion/migration of all of the Company's in-house developed system to Y2K compliance.

  The Post-Implementation Support and Assurance Phase includes continued monitoring of Y2K compliance and executing programs to test compliance.

  The Shelby Insurance Companies (SIC) had migrated its commercial lines, claims, and billing applications to Policy Management Systems Corporation
(PMSC) Y2K compliant systems prior to its acquisition in 1999. SIC's personal lines and other miscellaneous internally developed systems renamed to be converted to their Y2K counterpart. The migration effort was completed in October, 1998. Presently, the core insurance processing systems for SIC are Y2K compliant while work remains with respect to miscellaneous in-house developed systems. PMSC will continue to test all systems through 1999.

  As of December 31, 1998, the Company had spent approximately $5.5 million to bring its systems to Y2K compliance. The Company estimates it will incur an additional $2.0 million to complete Y2K readiness efforts (i.e., upgrade PC hardware, servers, routers, PC related software, etc.). These costs do not include contingency planning and implementation of contingency plans.

  In January, 1999, the Company began its Non-Application Y2K Compliance Phase. This phase consists of the activities for identifying, evaluating, and remediating/replacing non mission critical hardware and software.

  As of the first of March, inventories have been completed for hardware and corresponding systems. External service providers have been identified and letters requesting the status of their Y2K compliance level have been sent and responses are currently being received.

  The Company is currently developing its Y2K contingency plans for its business areas by developing detailed plans to allow the Company to process its business should one or more systems, internal and/or external, cause a disruption in the normal daily processing. Such plans are scheduled to be completed by June, 1999, and tested by the user community in the third quarter of 1999.

Conclusion

  The failure to correct a material Y2K problem could result in an interruption in, or a failure of, the normal business operations of the Company including the disruption or delay in premium or claim processing and the disruption in service to its customers. Also the inability to be Y2K compliant of significant third-party providers of the Company and SIC could result in an interruption in the normal business operations. Due to the general uncertainty inherent in the Y2K problem, such failures could materially and adversely affect the Company's financial position, results of operations and liquidity.

  The Y2K issue is also a concern from an underwriting standpoint regarding the extent of liability for coverage under various general liability, property and directors and officers liability and product policies. The Company believes that minimal coverage could exist under some current liability and product policies. This exposure should be minimal as commercial lines business has historically excluded any manufacturing risks which produce computer and computer dependent products.

  The Insurance Services Office (ISO) recently developed policy language that clarifies that there is no coverage for certain Y2K occurrences. The liability exclusion has been accepted in over 40 states and a companion filing for property has been accepted in at least 20 states at this time. Several states have not adopted or approved the property exclusion form citing specifically that there is no coverage under the current property contracts and therefore, there is no reason to accept a clarifying endorsement. The Company is currently addressing the Y2K issue by attaching the ISO exclusionary language to all general liability policies with a rating classification the Company believes could potentially have Y2K losses. The ISO exclusionary language endorsement is included on all property policies. These actions should minimize the Company's exposure to Y2K losses.

Item 7a. Market Risk of Financial Instruments

  Vesta's principal assets are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. The Company's primary risk exposures are interest rate risk on fixed maturity investments and equity price risk for domestic stocks.

  Vesta manages its exposure to market risk by selecting investment assets with characteristics such as duration, yield, and liquidity to reflect the underlying characteristics of the related insurances.

  The following table sets forth the estimated market values of the Company's fixed maturity investments and equity investments resulting from a hypothetical immediate 100 bases point increase in interest rates and a 10% decline in market prices for equity exposures, respectively from levels prevailing at December 31, 1998.

                                                                     Amount
                                                                 --------------
                                                                 (in thousands)
Fixed Maturity Investments...................................... $      445,538
Equity Investments.............................................. $       18,989

  The decrease in fair values based on an increase in interest rates was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

  The decrease in fair value of equity securities based on a decrease in the market prices of all equity securities was estimated as 10% of the fair value.

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

              Item 8. Financial Statements and Supplementary Data

                                                                           Page
                                                                           -----
Report of Independent Accountants........................................     39
Independent Auditors' Report.............................................     40
Consolidated Balance Sheets at December 31, 1997 and 1998................     41
Consolidated Statements of Operations and Comprehensive Income (loss) for
 each of the years in the three-year period ended December 31, 1998......     42
Consolidated Statements of Stockholders' Equity for each of the years in the three-year
 period ended December 31, 1998..........................................     43
Consolidated Statements of Cash Flows for each of the years in the three-
 year period
 ended December 31, 1998.................................................     44
Notes to Consolidated Financial Statements...............................  45-66

                       Report of Independent Accountants


To the Stockholders of
Vesta Insurance Group, Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Vesta Insurance Group., Inc. and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material aspects, the information set forth therein at December 31, 1998 and the year then ended when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles and estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Birmingham, Alabama
April 15, 1999

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Vesta Insurance Group, Inc.
Birmingham, Alabama:

  We have audited the consolidated balance sheet of Vesta Insurance Group, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flow for each of the years in the two-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the 1997 and 1996 financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of Vesta's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vesta Insurance Group, Inc. and subsidiaries at December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As discussed in Note B, the Company has restated its financial statements as of and for the year ended December 31, 1997.

                                          KPMG PEAT MARWICK LLP

Birmingham, Alabama
March 27, 1998, except
as to the statements of
comprehensive income
and Note B and Note O
which are as of
April 19, 1999

                          VESTA INSURANCE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except share and per share data)

                                                          At December 31,
                                                       -----------------------
                                                          1997        1998
                                                       ----------  -----------
                                                       (Restated)
Assets:
 Investments:
  Fixed maturities available for sale--at fair value
    (cost: 1997--$488,923; 1998--$446,516)............ $  495,566  $   457,219
  Equity securities--at fair value: (cost: 1997--
$10,921; 1998--$18,127)...............................     20,424       21,099
  Short-term investments..............................    119,025      131,029
                                                       ----------  -----------
   Total investments..................................    635,015      609,347
 Cash.................................................     21,801       25,321
 Accrued investment income............................      8,419        7,194
 Premiums in course of collection (net of allowances
  for losses of
  $654 in 1997 and $1,712 in 1998)....................    252,193      121,948
 Reinsurance balances receivable......................    315,534      265,903
 Reinsurance recoverable on paid losses...............    136,640      111,577
 Deferred policy acquisition costs....................    102,124      100,957
 Property and equipment...............................     18,093       18,442
 Income tax receivable................................      4,231       17,950
 Deferred income taxes................................      7,310       19,090
 Other assets.........................................     39,358       35,681
 Goodwill.............................................     96,141       14,292
                                                       ----------  -----------
   Total assets....................................... $1,636,859  $ 1,347,702
                                                       ==========  ===========
Liabilities:
 Reserves for:
  Losses and loss adjustment expenses.................    596,797      504,911
  Unearned premiums...................................    365,052      309,515
                                                       ----------  -----------
                                                          961,849      814,426
 Deferred gain on retroactive reinsurance.............     16,945        9,848
 Reinsurance balances payable.........................     56,897       49,028
 Other liabilities....................................     60,230       48,071
 Short term debt......................................     45,000       70,000
 Long term debt.......................................     98,602       98,302
                                                       ----------  -----------
   Total liabilities..................................  1,239,523    1,089,675
Commitments and contingencies: See Note J
Deferrable Capital Securities.........................    100,000      100,000
Stockholders' equity
 Preferred stock, 5,000,000 shares authorized, none
issued................................................         --           --
 Common stock, $.01 par value, 32,000,000 shares
  authorized,
  issued: 1997--18,970,695 shares; 1998--18,964,322...        190          190
 Additional paid-in capital...........................    162,550      156,465
 Accumulated other comprehensive income, net of
applicable taxes......................................      9,829        8,889
 Retained earnings....................................    154,074       10,120
 Receivable from issuance of restricted stock.........     (3,891)      (2,045)
 Treasury stock.......................................    (25,416)     (15,592)
                                                       ----------  -----------
   Total stockholders' equity.........................    297,336      158,027
                                                       ----------  -----------
   Total liabilities, Deferrable Capital Securities
and stockholders' equity.............................. $1,636,859  $ 1,347,702
                                                       ==========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  (Amounts in thousands except per share data)

                            STATEMENTS OF OPERATIONS

                                                     For the Year Ended
                                                        December 31,
                                                ------------------------------
                                                  1996       1997      1998
                                                --------  ---------- ---------
                                                          (Restated)
Revenues:
 Net premiums written.......................... $468,056   $526,475  $ 491,590
 Decrease (increase) in unearned premium.......  (28,720)    (8,817)    18,103
                                                --------   --------  ---------
 Net premiums earned...........................  439,336    517,658    509,693
 Net investment income.........................   23,148     35,960     35,058
 Realized investment gains (losses)............       32      3,283      3,272
 Other.........................................      188      2,094      5,473
                                                --------   --------  ---------
  Total Revenue................................  462,704    558,995    553,496

Expenses:
 Losses incurred...............................  229,953    273,774    337,564
 Loss adjustment expense incurred..............   21,830     24,864     57,758
 Policy acquisition expenses...................  118,608    132,984    155,952
 Operating expenses............................   21,167     38,913     91,394
 Premium taxes and fees........................    5,928      8,567      8,648
 Interest on debt..............................   10,059     10,859     14,054
 Loss on asset impairment......................      --         --      74,496
 Goodwill amortization.........................      484      4,007      6,609
                                                --------   --------  ---------
  Total expenses...............................  408,029    493,968    746,475

 Net income (loss) before taxes................   54,675     65,027   (192,979)
 Income taxes (benefit)........................   17,862     23,116    (57,244)
 Deferred capital security interest, net of
 tax...........................................      --       5,051      5,449
                                                --------   --------  ---------
  Net Income (loss)............................ $ 36,813   $ 36,860  $(141,184)
                                                ========   ========  =========
 Basic net income (loss) per common share...... $   1.95   $   1.98  $   (7.61)
                                                ========   ========  =========
 Diluted net income (loss) per common share.... $   1.92   $   1.93  $   (7.61)
                                                ========   ========  =========

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Net income (loss).............................. $ 36,813   $ 36,860  $(141,184)
Other comprehensive income, net of tax:
 Unrealized holding gains (losses) on
  available-for-sale securities net of
  applicable taxes of $(422), $2,778 and $2,676
  in 1996, 1997 and 1998, respectively.........     (742)     7,521      1,187
 Less realized gains on available-for-sale
  securities net of applicable taxes of $11,
  $1,149 and 1,145 in 1996, 1997 and 1998,
  respectively.................................       21      2,134      2,127
                                                --------   --------  ---------
                                                    (763)     5,387       (940)
Comprehensive income (loss).................... $ 36,050   $ 42,247  $(142,124)
                                                ========   ========  =========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                             Accumulated                       Receivable
                                 Additional     Other                             From
                          Common  Paid-in   Comprehensive Retained   Treasury  Restricted
                          Stock   Capital   Income (Loss) Earnings    Stock      Stock
                          ------ ---------- ------------- ---------  --------  ----------
Balance, December 31,
  1995 .................   $189   $159,449     $5,205     $  86,098  $   (520)  $(3,162)
Net income..............     --         --         --        36,813        --
Issuance of stock.......      1      1,188         --            --        --       --
Change in restricted
 stock receivable.......     --         --         --            --        --       (45)
Treasury stock
 acquisitions...........     --         --         --            --   (10,597)       --
Treasury stock issued
 for options exercised..     --         63         --           (64)      563        --
Common dividends
 declared
 (0.20 per share).......     --         --         --        (2,836)       --        --
Net change in unrealized
 gains net of tax of
 $(411).................     --         --       (763)           --        --        --
Tax Benefit from
 exercise of stock
 options................     --        337         --            --        --        --
                           ----   --------     ------     ---------  --------   -------
Balance, December
  31,1996...............    190    161,037      4,442       120,011   (10,554)   (3,207)
Net income as restated..     --         --         --        36,860        --        --
Change in restricted
 stock receivable.......     --         --         --            --        --      (684)
Treasury stock
 acquisitions...........     --         --         --            --   (21,164)       --
Treasury stock issued
 for options exercised..     --     (1,061)        --           --      6,302        --
Common dividends
 declared (0.15 per
 share).................     --         --         --        (2,797)       --        --
Net change in unrealized
 gains net of tax of
 $3,927.................     --         --      5,387            --        --       --
Tax benefit from
 exercise of stock
 options................     --      2,574         --            --        --        --
                           ----   --------     ------     ---------  --------   -------
Balance, December
  31,1997 as restated...    190    162,550      9,829       154,074   (25,416)   (3,891)
Net loss................     --         --         --      (141,184)       --        --
Change in restricted
 stock receivable.......     --         --         --            --        --     1,846
Treasury stock issued
 for options exercised..     --     (6,833)        --            --     9,824        --
Common dividends
 declared (0.15 per
 share).................     --         --         --        (2,770)       --        --
Net change in unrealized
 gains net of tax of
 $(1,531)...............     --         --       (940)           --        --        --
Tax benefit from
 exercise of stock
 options................     --        748         --            --        --        --
                           ----   --------     ------     ---------  --------   -------
Balance, December
  31,1998...............   $190   $156,465     $8,889     $  10,120  $(15,592)  $(2,045)
                           ====   ========     ======     =========  ========   =======

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Dollar amounts in thousands)

                                                    For the Year Ended
                                                       December 31,
                                              --------------------------------
                                               1996       1997        1998
                                              -------  ----------  -----------
                                                       (Restated)
Operating Activities:
 Net income (loss)..........................  $36,813  $  36,860   $  (141,184)
 Adjustments to reconcile net income (loss)
to cash provided from
  operations:
  Changes in:
   Loss and LAE reserves....................    4,773    140,152       (91,886)
   Unearned premium reserves................   59,813     38,350       (55,537)
   Deferred income taxes....................      --       3,959         9,434
   Accrued income taxes.....................   (3,326)   (18,354)      (34,933)
   Reinsurance balances payable.............  (18,201)     5,735        (7,869)
   Other liabilities........................   14,126     18,617       (26,633)
   Premiums in course of collection.........  (10,877)  (285,188)      179,874
   Reinsurance recoverable on paid losses...  (25,363)    (8,515)       25,063
   Other assets.............................  (39,632)    15,519        12,505
  Policy acquisition costs deferred.........  (60,797)  (112,981)     (163,433)
  Policy acquisition costs amortized........   53,096    105,209       164,600
  Investment gains..........................      (32)    (3,283)       (3,272)
  Amortization and depreciation.............    3,562      4,803        11,647
  Goodwill impairment.......................      --         --         74,496
  Gain on disposition of property, plant,        (115)       (38)          --
equipment...................................
                                              -------  ---------   -----------
   Net cash provided from (used in)            13,840    (59,155)      (47,128)
operations..................................
Investing Activities:
 Investments sold, matured, and called:
 Fixed maturities available for sale--         43,811    283,723       156,377
     matured, called and sold...............
 Equity securities..........................      --       2,291         3,822
 Investments acquired:
 Fixed maturities available for sale........  (37,239)   (52,871)     (116,007)
 Equity securities..........................   (7,326)       --         (4,323)
 Net cash paid for acquisition..............      --    (245,811)          --
 Net increase in short-term investments.....   (9,490)   (13,610)      (12,005)
 Additions to property and equipment........   (1,754)    (4,182)       (5,659)
 Dispositions of property and equipment.....      236        289         1,677
                                              -------  ---------   -----------
   Net cash provided from (used in)           (11,762)   (30,171)       23,882
investing activities........................
Financing Activities:
 Issuance of long and short term debt and       7,116    123,321        24,700
deferrable capital securities...............
 Issuance of treasury stock.................      563      6,302           --
 Acquisition of treasury stock..............  (10,597)   (21,164)          --
 Dividends paid.............................   (2,836)    (2,797)       (2,770)
 Capital contributions from exercising stock    1,481        828         4,836
options.....................................
                                              -------  ---------   -----------
   Net cash provided from (used in)            (4,273)   106,490        26,766
financing activities........................
                                              -------  ---------   -----------
Increase (decrease) in cash.................   (2,195)    17,164         3,520
Cash at beginning year......................    6,832      4,637        21,801
                                              -------  ---------   -----------
Cash at end of year.........................  $ 4,637  $  21,801   $    25,321
                                              =======  =========   ===========

--------

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands)

Note A--Significant Accounting Policies

  Financial Statement Presentation: Vesta Insurance Group, Inc. (Vesta) and subsidiaries (the Company) was incorporated by Torchmark Corporation ("Torchmark") on July 9, 1993 and capitalized on July 16, 1993 with a $50 million contribution from Torchmark and the contribution from Torchmark of all of the outstanding common stock of J. Gordon Gaines, Inc., Liberty National Reinsurance Company, Ltd, and Vesta Fire Insurance Corporation (Vesta Fire) and its wholly-owned subsidiaries. On November 18, 1993, the Company completed an initial public offering of common stock which resulted in proceeds to the Company of approximately $51 million. At year-end 1998, Torchmark held approximately 23.9% of the outstanding common stock of the Company with the balance publicly traded.

  Nature of Operations: The Company is a holding company for a group of property and casualty insurance companies (the "Vesta Group") that offer treaty reinsurance and primary insurance on personal and commercial risks. The lead insurer in the Vesta Group is Vesta Fire. In both its reinsurance and primary insurance operations, the Company focuses primarily on private passenger auto and property coverages. Gross premiums written by the Company in 1998 totaled $759.0 million. Gross premiums written in the reinsurance line were $287.6 million in 1998, substantially all of which were on personal (including automobile) risks and commercial property risks. Also, property (including auto physical damage) risks accounted for approximately 62% of the Company's gross premiums written in all lines in 1998.

  The availability and cost of reinsurance and retrocessional coverage may vary significantly over time and are subject to prevailing market conditions. Pricing on both assumed and ceded reinsurance weakened slightly in 1997 and 1998 due to increased availability of reinsurance market capacity.

  Use of Estimates in the Preparation of the Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining the premiums in course of collection, reserves for losses and loss adjustment expenses and deferred policy acquisition costs.

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

  Recognition of Premium Revenue: Earned premiums on primary business are generally recognized as revenue on a pro rata basis over the policy term. Earned premiums on assumed reinsurance are recognized as revenue when reported by the cedant. Also, due to the delay in reporting from its reinsurance cedants, the Company accrues unreported premium revenue on its assumed reinsurance business based on historical experience. The company estimates for its reinsurance reports received subsequent to a period end on a combined calendar/accident year basis. These accrued premiums are necessarily based on estimates and, while management believes that the accruals are reasonable, the ultimate reported premium may be less than or in excess of the amounts accrued.

  Losses and Loss Adjustment Expenses: The liability for losses and loss adjustment expenses ("LAE") includes an amount determined from loss reports and individual cases. It also includes an amount for losses incurred but not reported which is based on past experience. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings currently. These reserves are established on an undiscounted basis and are reduced for estimates of salvage and subrogation.

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

  Goodwill: The company amortizes goodwill on a straight-line basis over a period of 15 years.

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

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands) Note A--Significant Accounting Policies (continued)

  Income Per Share: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share," effective for the year ended 1997. This standard requires the dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement and a reconciliation of basic EPS to diluted EPS. As required by SFAS 128, prior-period EPS data has been restated for comparability. Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Weighted average common shares outstanding for each period are as follows: 1998-18,548,612, 1997-18,600,000, 1996-18,860,000. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares. Weighted average diluted shares outstanding for each period are as follows: 1998-18,548,612, 1997-19,053,000, 1996 19,157,000.

                                                      Year Ended December 31,
                                                     -------------------------
                                                      1996    1997     1998
                                                     ------- ------- ---------
                                                            (restated)
                                                     (in thousands except per
                                                            share data)
BASIC NET INCOME PER SHARE:
 Weighted average common shares outstanding.........  18,860  18,600    18,548
 Net income (loss).................................. $36,813 $36,860 $(141,184)
 Basic net income per share......................... $  1.95 $  1.98 $   (7.61)
DILUTED NET INCOME PER SHARE:
 Weighted average common shares outstanding.........  18,860  18,600    18,548
 Net effect of the assumed exercise of stock options
  and nonvested restricted stock--based on the
  treasury stock method using average market price
  for the year......................................     297     453        --
                                                     ------- ------- ---------
 Total weighted average common shares and common
  stock equivalents outstanding.....................  19,157  19,053    18,548
 Net income......................................... $36,813 $36,860 $(141,184)
 Diluted net income per share....................... $  1.92 $  1.93 $   (7.61)

  Long lived assets: The Company evaluates long-lived assets and certain identifiable intangibles held and used by an entity for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is based on undiscounted future projected cash flows of the asset or asset group. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the assets. Fair value is generally determined by discounting future projected cash flows of the asset or asset group under review.

  In accordance with Accounting Principles Board Opinion (APB) No. 17, "Intangible Assets," the recoverability of goodwill not identified with assets subject to an impairment loss is reviewed for impairment, on an acquisition by acquisition basis, whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would prepare projections of future discounted cash flows for the applicable acquisition. The projections are for the remaining term of the goodwill using a discount rate and terminal value that would be customary for evaluating insurance company transactions. The Company believes this discounted cash flow approach approximates fair market value.

  New Accounting Standards: In 1998, the Company implemented SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." These financial statements have been prepared with the expanded disclosures required by these standards.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands) Note A--Significant Accounting Policies (continued)

  In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This pronouncement is effective for periods beginning January 1, 1999 with early application encouraged. The Company implemented SOP 98-1 in 1998. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

Note B--Restatement

  The Company determined, subsequent to the issuance of the 1997 financial statements, that a specific reinsurance ceded contract entered into in 1997 contains retroactive elements as defined in SFAS 113. A contract is deemed retroactive when an assuming enterprise agrees to reimburse a ceding enterprise for liabilities incurred as a result of past insurable events. For such contracts, SFAS 113 requires that any initial gain and any benefit due from a reinsurer as a result of subsequent covered losses be deferred in the financial statements of the ceding enterprise and recognized into income over the settlement period of the underlying claims. The Company erroneously recorded a gain on this contract in the fourth quarter of 1997 and has adjusted its previously issued financial statements to appropriately defer and recognize such gain. Analysis of this contract under the recovery method resulted in the following adjustments to the 1997 financial statements included herein:

                           As Previously
                             Reported    Restatement As Restated
                           ------------- ----------- -----------
Losses incurred...........   $256,829     $ 16,945    $273,774
Income taxes..............     29,048       (5,932)     23,116
  Net income..............     47,873      (11,013)     36,860
Basic net income per
 common share.............   $   2.57         (.59)       1.98
Diluted net income per
 common share.............   $   2.51         (.58)       1.93
Deferred income taxes.....      1,378        5,932       7,310
Deferred gain on
 retroactive reinsurance..          0       16,945      16,945
Retained earnings.........    165,087      (11,013)    154,074

  The deferred gain, which is included in the accompanying balance sheet, associated with this contract at December 31, 1997 and 1998 is $16.9 million and $9.8 million, respectively.

Note C--Asset Impairment

  During the fourth quarter of 1998, management evaluated goodwill recoverability pursuant to the Company's existing policies. The evaluation indicated an impairment of goodwill acquired as part of the Shelby Acquisition (See Note Q). The events that led to this conclusion include the Company's inability to integrate the Shelby acquisition as planned and the resulting high level of expenses, and the recording of significant operating losses in 1998.

  The Company's measurement of this impairment was based on cash flow analysis using projections for the remaining term of the goodwill and a weighted average cost of capital and terminal value deemed appropriate for evaluating companies similar to Vesta. The weighted average cost of capital and future premium growth rates used were 12% and 5% respectively. The assumptions used in this analysis represent management's best estimate of future results. However, actual results could differ from these estimates.

  As a result of this measurement, the unamortized goodwill attributable to the Shelby Acquisition was reduced by $74.5 million.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)

Note D--Statutory Accounting and Regulation
  Insurance subsidiaries of Vesta are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. The most significant differences between statutory accounting principles and GAAP are as follows: (a) acquisition costs of obtaining new business are deferred and amortized over the policy period rather than charged to operations as incurred; (b) loss and loss adjustment expense are reduced for the benefits of salvage and subrogation; (c) deferred income taxes are provided for temporary differences between financial and taxable earnings; (d) certain items are reported as assets (property and equipment, agents' balances, prepaid expenses) rather than being charged directly to surplus as non admitted items;
(e) statutory accounting disallows reserve credits for reinsurance in certain circumstances; (f) bonds are recorded at their market values instead of amortized costs. The tables set forth below reflect the Company's revision of its accounting for its assumed reinsurance business to reflect only accident/calendar year information. Effective with its year end 1997 statutory filings, the adjustments reversed, in the form of a one-time charge, the cumulative effect of the Company's prior practice of making estimates for reinsurance assumed on a combined underwriting and accident year basis, the accounting practice consistently applied over prior years. On a GAAP basis, the revision was accounted for by retroactively restating prior financial statements.

  A reconciliation of Vesta's insurance subsidiaries' reported statutory net income (loss) to Vesta's consolidated GAAP net income (loss) is as follows:

                                               Year Ended December 31,
                                             ---------------------------------
                                               1996      1997          1998
                                             --------  ---------     ---------
      Statutory net income (loss)........... $ 46,745  $ (44,941)    $(107,074)
      Accounting Irregularities (2).........      --         --          7,715
      Deferral of acquisition costs.........   60,797    112,981       163,433
      Amortization of acquisition costs.....  (53,096)  (105,210)     (164,600)
      Effects of retroactive reinsurance....      --     (16,945)        7,097
      Differences in insurance policy
      liabilities...........................    1,104     13,177        14,910
      Reinsurance premium and loss accrual..  (13,424)    46,785 (1)       --
      Deferred income taxes.................    1,621      2,732        39,294
      Income (loss) of non-insurance
      entities and other ...................   (6,450)    32,012       (20,854)
      Investment gains......................      --         276           --
      Goodwill amortization.................     (484)    (4,007)       (6,609)
      Loss on asset impairment..............      --         --        (74,496)
                                             --------  ---------     ---------
      GAAP net income (loss)................ $ 36,813  $  36,860     $(141,184)
                                             ========  =========     =========

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands)

  A reconciliation of Vesta's insurance subsidiaries' reported statutory stockholders' equity to Vesta's consolidated GAAP stockholders' equity is as follows:

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1996      1997       1998
                                                 --------  ---------  --------
      Statutory stockholder's equity............ $352,695  $ 317,875  $220,210
      Deferred gain on retroactive reinsurance..      --     (16,945)   (9,848)
      Differences in insurance policy
      liabilities...............................    2,376     15,554    55,343
      Deferred policy acquisition costs.........   75,532    102,124   100,957
      Deferred income taxes.....................  (21,463)     7,310    19,090
      Nonadmitted assets........................    1,267        297    22,131
      Goodwill..................................    7,339     96,141    14,292
      Net liabilities of non-insurance
      entities.................................. (101,914)  (231,204) (274,850)
      Reinsurance premium and loss accrual(1)...  (46,785)                 --
      Unrealized gain on investments............    2,872      6,184    10,702
                                                 --------  ---------  --------
      GAAP stockholders' equity................. $271,919  $ 297,336  $158,027
                                                 ========  =========  ========

--------
(1) Vesta Fire has revised its statutory and GAAP accounting for its assumed reinsurance business to reflect only accident/calendar year information in 1997. On a GAAP basis, the correction was accounted for by restating prior financial statements. On a statutory basis, the correction was made on a cumulative basis to the 1997 statutory filings.
(2) In June 1998, the Company completed an internal investigation which resulted in a reduction of net income of approximately $13.6 million relating to the fourth quarter of 1997 and the first quarter of 1998. For GAAP purposes, the amounts relating to 1997 were corrected in 1997, while for statutory purposes, the amounts related to the fourth quarter of 1997 were recorded in the 1998 statutory reports as the 1997 statutory reports had been filed prior to such discovery.

  The excess, if any, of stockholders' equity of the insurance subsidiaries on a GAAP basis over that as reported on a statutory basis is not available for distribution to its stockholders without regulatory approval.

  The Company's insurance subsidiaries are subject to regulation by the insurance departments of states in which they are licensed and undergo examinations by those departments. The Alabama Department of Insurance ("ADOI") completed its examination of Vesta Fire's 1997 statutory report and issued its report on December 18, 1998. The examination resulted in adjustments to decrease reported statutory surplus by $255 million. Management believes that it has appropriately recorded such adjustments in Vesta Fire's 1998 statutory report or that other remedies have been executed to render certain adjustments inappropriate for 1998 (for example, corrections of technical violations of reinsurance security letters of credit). The ADOI is currently conducting a target examination on Vesta Fire's 1998 filing. This examination could result in adjustments to Vesta Fire's statutory statements, including policyholder surplus. Management does not believe that such adjustments, if any, would have a material impact on the Company's financial position or results of operations or cash flows.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)


Note D--Statutory Accounting and Regulation (continued)

 Restrictions on Dividends to Stockholders. The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The payment of dividends by Vesta Fire is subject to certain limitations imposed by the insurance laws of the State of Alabama. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama and most other states that regulate Vesta Fire's operations permit dividends in any year which together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the statutory net income for the preceding year, with larger dividends payable only upon prior regulatory approval. Certain other extraordinary transactions between an insurance company and its affiliates, including sales, loans or investments which in any twelve-month period aggregate at least 3% of its admitted assets or 25% of its statutory capital and surplus, also are subject to prior approval by the Department of Insurance. In 1998, the Company voluntarily agreed that it will not pay any dividends, except those required to service "indebtedness" as defined under the $200 million Revolving Credit Facility Agreement (Note P), until December 31, 1999, without the prior written approval of the ADOI.

 Risk-Based Capital Requirements. The NAIC adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). Risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" ("ACL") of RBC. Based on calculations made by the Company, the RBC levels for each of the Company's insurance subsidiaries did not trigger regulatory attention.

Note E--Investment Operations
  Investment income is summarized as follows:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1996     1997     1998
                                                      -------  -------  -------
      Fixed maturities............................... $16,668  $23,876  $27,930
      Equity securities..............................     199      248      422
      Short-term investments.........................   6,982   12,763    9,323
                                                      -------  -------  -------
                                                       23,849   36,887   37,675
      Less investment expense........................    (701)    (927)  (2,617)
                                                      -------  -------  -------
      Net investment income.......................... $23,148  $35,960  $35,058
                                                      =======  =======  =======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)

Note E--Investment Operations (continued)

  An analysis of gains (losses) from investments is as follows:

                                                    Year Ended December 31,
                                                   --------------------------
                                                     1996     1997     1998
                                                   --------  ------- --------
      Realized investment gains (losses) from:
       Fixed maturities........................... $   (139) $ 3,000 $    159
       Equity securities..........................      171      283    3,113
                                                   --------  ------- --------
                                                         32    3,283    3,272
                                                   ========  ======= ========
      Net change in unrealized investment gains
      (losses) on:
       Fixed maturities available for sale........ $((2,523) $ 3,772 $  4,060
       Equity securities available for sale.......    1,349    5,542   (6,531)
       Applicable tax (benefit)...................     (411)   3,927   (1,531)
                                                   --------  ------- --------
      Net change in unrealized gains (losses)..... $   (763) $ 5,387 $   (940)
                                                   ========  ======= ========

  A summary of fixed maturities and equity securities by amortized cost and estimated fair value at December 31, 1997 and 1998 is as follows:

                                                   Gross      Gross
                                       Amortized Unrealized Unrealized   Fair
1997:                                    Cost      Gains      Losses    Value
-----                                  --------- ---------- ---------- --------
Fixed maturities available for sale:
 United States Government............. $ 84,896   $ 1,348     $   96   $ 86,148
 States, municipalities and political
  subdivisions........................  145,567     2,891          0    148,458
 Foreign governments..................    3,643       102          0      3,745
 Corporate............................  194,672     1,844        107    196,409
 Mortgage-backed securities, GNMA
  collateral..........................   60,145       743         82     60,806
                                       --------   -------     ------   --------
  Total Fixed Maturities..............  488,923     6,928        285    495,566
Equity securities.....................   10,921     9,503          0     20,424
                                       --------   -------     ------   --------
  Total portfolio..................... $499,844   $16,431     $  285   $515,990
                                       ========   =======     ======   ========
1998:
-----
Fixed maturities available for sale:
 United States Government............. $ 72,935   $ 2,509     $   28   $ 75,416
 States, municipalities and political
  subdivisions........................  124,358     3,386        --     127,744
 Foreign governments..................    3,619       128         30      3,717
 Corporate............................  157,831     3,931        180    161,582
 Mortgage-backed securities, GNMA
  collateral..........................   87,773     1,058         71     88,760
                                       --------   -------     ------   --------
  Total Fixed Maturities..............  446,516    11,012        309    457,219
Equity securities.....................   18,127     4,079      1,107     21,099
                                       --------   -------     ------   --------
  Total portfolio..................... $464,643   $15,091     $1,416   $478,318
                                       ========   =======     ======   ========

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands)

  A schedule of fixed maturities held for investment by contractual maturity at December 31, 1998 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

                                                             Amortized   Fair
                                                               Cost     Value
                                                             --------- --------
     Due in one year or less................................ $ 49,029  $ 50,929
     Due from one to five years.............................  209,811   216,029
     Due from five to ten years.............................   79,983    81,482
     Due in ten years or more...............................   19,920    20,019
                                                             --------  --------
                                                              358,743   368,459
     Mortgage backed securities, including
      GNMA's and GNMA collateral............................   87,773    88,760
                                                             --------  --------
     Total.................................................. $446,516  $457,219
                                                             ========  ========

  Proceeds from sales, maturities and calls of fixed maturities were $44 million in 1996, $284 million in 1997 and $156 million in 1998. Gross gains realized on those sales were $23 thousand in 1996, $3,386 thousand in 1997 and $178 thousand in 1998. Gross losses on those sales were $162 thousand in 1996, $329 thousand in 1997 and $19 thousand in 1998.

Note F--Property and Equipment

  A summary of property and equipment used in the business is as follows:

                                December 31, 1997    December 31, 1998
                               -------------------- --------------------
                                       Accumulated          Accumulated
                                Cost   Depreciation  Cost   Depreciation
                               ------- ------------ ------- ------------
      Building and real        $16,518   $ 8,415    $15,664   $ 8,993
      estate..................
      Data processing            7,383     2,557     10,603     5,079
      equipment...............
      Furniture and office       3,952     1,776      4,271     2,443
      equipment...............
      Other...................   3,744       756      5,910     1,491
                               -------   -------    -------   -------
                               $31,597   $13,504    $36,448   $18,006
                               =======   =======    =======   =======

  Depreciation expense on property and equipment used in the business was $1.4 million, $2.9 million and $4.2 million each of the years 1996, 1997, 1998.

Note G--Deferred Policy Acquisition Costs

  Deferred policy acquisition costs for the years ended December 31, 1996, 1997 and 1998 are summarized as follows:

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    1996      1997       1998
                                                  --------  ---------  --------
      Balance at beginning of year..............  $ 67,831  $  75,532  $102,124
      Deferred policy acquisition costs acquired
       from Anthem Casualty Group...............       --      18,820       --
      Deferred during period....................    60,797    112,981   163,433
      Amortized during period...................   (53,096)  (105,209) (164,600)
                                                  --------  ---------  --------
      Balance at end of year....................  $ 75,532  $ 102,124  $100,957
                                                  ========  =========  ========

  Commissions comprise the majority of the additions to deferred policy acquisition costs in each year.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands)

Note H--Reserves for Losses and Loss Adjustment Expenses

  The table below presents a reconciliation of beginning and ending loss and LAE reserves for the last three years:

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1996       1997       1998
                                               ---------  ---------  ---------
   Gross Losses and LAE reserves at beginning
    of year..................................  $ 168,502  $ 173,275  $ 596,797
   Reinsurance Recoverable...................    (24,384)   (60,343)  (204,336)
                                               ---------  ---------  ---------
   Net Losses and LAE reserves at beginning
    of year..................................    144,118    112,932    392,461
   Increases (decreases) in provisions for
    losses and LAE for claims incurred:
    Current year.............................    242,454    311,089    396,091
    Prior year...............................      9,329    (12,451)      (769)
   Acquisition of Shelby.....................        --     300,315        --
   Losses and LAE payments for claims in-
    curred:
    Current year.............................   (158,409)  (166,447)  (269,369)
    Prior year...............................   (124,560)  (152,977)  (219,642)
                                               ---------  ---------  ---------
   Net Losses and LAE reserves at end of         112,932    392,461    298,772
   year......................................
   Reinsurance Recoverable...................     60,343    204,336    206,139
                                               ---------  ---------  ---------
   Gross loss and LAE Reserves...............  $ 173,275  $ 596,797  $ 504,911
                                               =========  =========  =========

Note I--Related Party Transactions

  Vesta leases office space from Torchmark Development Corporation, a wholly owned subsidiary of Torchmark. Rent expense of $.6 million, $.7 million and $1.2 million was charged to operations for the years ended December 31, 1996, 1997 and 1998, respectively, related to this lease agreement.

  Waddell & Reed Asset Management Company, ("WRAMCO"), provides investment advice and services to the Company and its subsidiaries in connection with the management of their respective portfolios pursuant to an Investment Services Agreement. The Company paid $.4 million, $.4 million and $.6 million in fees to WRAMCO pursuant to the Investment Services Agreement in 1996, 1997 and 1998, respectively.

  On September 13, 1993, Vesta Fire Insurance Corporation, a wholly owned subsidiary of the Company ("Vesta Fire"), and Liberty National Life Insurance Company ("Liberty National"), a wholly owned subsidiary of Torchmark, entered into a Marketing and Administrative Services Agreement, pursuant to which Vesta Fire marketed certain of its industrial fire insurance products through agents of Liberty National. Under this agreement, Liberty National pays to Vesta Fire an amount equal to all premiums collected by Liberty National after deducting all expenses incurred by Liberty National which are directly attributable to the industrial fire insurance products and after deducting a fee for administrative services. Such fee for 1996, 1997 and 1998 was $1.7 million, $1.4 million and $.9 million, respectively. This agreement was terminated effective April 30, 1995, and these products are no longer marketed through Liberty National agents. However, Liberty National continues to service the existing business.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)

Note J--Commitments and Contingencies

  Litigation: Subsequent to the filing of its quarterly report on Form 10-Q for the period ended March 31, 1998 with the Securities and Exchange Commission, the Company became aware of certain accounting irregularities consisting of inappropriate reductions of reserves and overstatements of premium income in the Company's reinsurance business that had been recorded in the fourth quarter of 1997 and the first quarter of 1998. The Company promptly commenced an internal investigation to determine the exact scope and amount of such reductions and overstatements. This investigation concluded that inappropriate amounts had, in fact, been recorded and the Company determined it should restate its previously issued 1997 financial statements and first quarter 1998 Form 10-Q. Additionally, during its internal investigation the Company re-evaluated the accounting methodology being utilized to recognize earned premium income in its reinsurance business. The Company had historically reported certain assumed reinsurance premiums as earned in the year in which the related reinsurance contracts were entered even though the terms of those contracts frequently bridged two years. The Company determined that reinsurance premiums should be recognized as earned over the contract period and corrected the error in its accounting methodology by restating previously issued financial statements. The Company issued press releases, which were filed with the Securities and Exchange Commission, on June 1, 1998 and June 29, 1998 announcing its intention to restate its historical financial statements.

  The Company restated its previously issued financial statements for 1995, 1996 and 1997 and its first quarter 1998 Form 10-Q for the above item by issuance of a current report on Form 8-K dated August 19, 1998. These restatements resulted in a cumulative decrease to stockholder' equity of $75.2 million through March 31, 1998.

  Commencing in June, 1998, the Company and several of its current and former officers and directors were named in several purported class action lawsuits in the United States District Court for the Northern District of Alabama and in one purported class action lawsuit in the Circuit Court of Jefferson County, Alabama. Several of Vesta's officers and directors also have been named in a derivative action lawsuit in the Circuit Court of Jefferson County, Alabama, in which Vesta is a nominal defendant.

  The class action lawsuit filed in the Circuit Court of Jefferson County, Alabama has been dismissed and the derivative case has been placed on the administrative docket. The class actions filed in the United States District Court for the Northern District of Alabama have been consolidated into a single action in that district. The purported class representatives in that action have filed (a) a consolidated amended complaint alleging that the defendants violated the federal securities laws and (b) a motion for class certification. The consolidated amended complaint also added as defendants Torchmark Corporation and the Company's predecessor auditors, KPMG Peat Marwick, LLP. The time for the defendants to respond to the complaint and the motion for class certification has not yet run. The consolidated amended complaint alleges various violations of the federal securities law and seeks unspecified but potentially significant damages.

  The Company has notified its directors and officers liability insurance companies of these lawsuits and the consolidated amended complaint. The litigation is still in the preliminary stages and there has been no discovery or class certification. The Company intends to vigorously defend this litigation and intends to explore all available rights and remedies it may have under the circumstances. In related litigation, in September, 1998, Cincinnati Insurance Company ("Cincinnati"), one of the Company's directors and officers liability insurance carriers, filed a lawsuit in the United States District Court for the Northern District of Alabama seeking to avoid coverage under its directors and officers liability and other policies. The Company filed a motion to dismiss Cincinnati's complaint on jurisdictional grounds in federal court (which was granted), and filed a lawsuit against Cincinnati in the Circuit Court of Jefferson County, Alabama seeking damages arising out of Cincinnati's actions. Cincinnati has filed an answer

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)

Note J--Commitment and Contingencies (continued)

and counterclaim in that case again seeking to avoid coverage. The Company intends to vigorously resist Cincinnati's efforts to avoid coverage. Because these matters are in their early stages, their ultimate outcome cannot be determined. Accordingly, no provision for any liability that may result therefrom has been made in the accompanying consolidated financial statements.

  As discussed above, the Company corrected its accounting for assumed reinsurance business through restatement of its previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under the Company's 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. The Company believes such treatment is appropriate under the terms of this treaty and has calculated the quarterly reinsurance billings presented to the treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totalled $60.4 million at December 31, 1998. Two of the three participants have notified the Company that they wish to audit the treaty computations as allowed by the terms of the treaty. The other participant, through various correspondence, has also expressed an interest in obtaining additional data. While management believes its interpretation of the treaty's terms and computations based thereon, are correct, the effects, if any, of participant audits or other actions cannot be determined at this time.


  The Company, through its subsidiaries, is routinely a party to other pending or threatened legal proceedings and arbitrations. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other causes of action. These lawsuits may include claims for punitive damages in addition to other specified relief. Based upon information presently available, and in light of legal and other defenses available to the Company and its subsidiaries, management does not consider liability from any threatened or pending litigation or arbitration to be material.

  Leases: The Company leases office space for its home office and HIG under operating lease arrangements. These leases contain various renewal options and escalation clauses. Rental expense for operating leases was $1.1 million, $1.2 million, and $1.8 million, for the years ending December 31, 1996, 1997, and 1998, respectively. Future minimum rental commitments required under these leases are approximately $1.5 million per year.

  Concentrations of Credit Risk: Vesta maintains a highly-diversified investment portfolio with limited concentrations in any given region, industry, or economic characteristic. At December 31, 1998, the investment portfolio consisted of securities of the U.S. government or U.S. government backed securities (11.9%); mortgage backed securities, GNMA collateral (14.0%); investment grade corporate bonds (25.5%); cash and short-term investments (24.6%); securities of state and municipal governments (20.1%); securities of foreign governments (.6%); and corporate common stocks (3.3%). Corporate equity and debt investments are made in a wide range of industries. All of Vesta's investments at year-end 1998 were rated investment-grade.

  At December 31, 1998, the Company has unsecured reinsurance recoverables from reinsurers that are in excess of 3% of statutory surplus, the largest of which is $31 million.

Note K--Supplemental Disclosures for Cash Flow Statement

  The following table summarizes Vesta's non-cash investing and financing activities and amounts recorded for interest and income taxes paid.

                                                      Year Ended December 31,
                                                     -------------------------
                                                      1996     1997     1998
                                                     ------- --------- -------
     Paid in capital from tax benefit of stock       $   337  $  2,574 $   748
     option exercises...............................

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)

Note K--Supplemental Disclosures for Cash Flow Statement (continued)

  The following table summarizes certain amounts paid during the period:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1996    1997    1998
                                                         ------- ------- -------
     Interest paid...................................... $ 9,494 $15,113 $11,193
     Income taxes paid.................................. $21,500 $22,571 $   --

Note L--Reinsurance

  Vesta engages in reinsurance ceded transactions as part of its overall underwriting and risk management strategy. Vesta's reinsurance ceded programs include coverages which limit the amount of individual claims to a fixed amount or percentage and which limit the amount of claims related to catastrophes.

  The effect on premiums earned and losses and loss adjustment expenses incurred of reinsurance ceded transactions are as follows:

                                                      Year Ended December 31,
                                                     --------------------------
                                                       1996     1997     1998
                                                     -------- -------- --------
     Reinsurance ceded:
      Premiums ceded................................ $149,964 $300,799 $310,652
      Losses and LAE recovered
       and recoverable..............................  134,756  345,780  199,026

  The amounts of reserves for unpaid losses and loss adjustment expenses and unearned premiums that Vesta would remain liable for should reinsuring companies be unable to meet their obligations are as follows:

                                                        Year Ended December 31,
                                                        -----------------------
                                                           1997        1998
                                                        ----------- -----------
     Losses and loss adjustment expense................ $   204,336 $   206,139
     Retroactive Reinsurance Receivable................      16,945       9,848
     Unearned premiums.................................      94,253      49,916
                                                        ----------- -----------
                                                           $315,534    $265,903
                                                        =========== ===========

  Vesta engages in assumed reinsurance transactions as part of its overall business strategy. The effect on premiums earned and losses and loss adjustment expenses of all assumed reinsurance transactions, including involuntary pools, are as follows:

                                                       Year Ended December 31,
                                                      --------------------------
                                                        1996     1997     1998
                                                      -------- -------- --------
     Premiums assumed................................ $427,476 $495,063 $341,956
     Losses and loss adjustment expenses assumed.....  288,835  333,488  230,497

  The effect of reinsurance on premiums written and earned is as follows:

                                1996                  1997                  1998
                         --------------------  --------------------  --------------------
                          Written    Earned     Written    Earned     Written    Earned
                         ---------  ---------  ---------  ---------  ---------  ---------
Direct.................. $ 154,235  $ 161,824  $ 330,624  $ 323,394  $ 471,404  $ 478,389
Assumed.................   497,537    427,476    535,427    495,063    287,617    341,956
Ceded...................  (183,716)  (149,964)  (339,576)  (300,799)  (267,431)  (310,652)
                         ---------  ---------  ---------  ---------  ---------  ---------
  Net premiums.......... $ 468,056  $ 439,336  $ 526,475  $ 517,658  $ 491,590  $ 509,693
                         =========  =========  =========  =========  =========  =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)

Note M--Income Taxes

  Income tax expense (benefit) for the years ended December 31, 1996, 1997 and 1998 was allocated as follows:

                                                     1996     1997      1998
                                                    -------  -------  --------
Operating income..................................  $17,862  $23,116  $(57,244)
Deferrable Capital Securities.....................       --   (2,719)   (3,076)
Stockholder's equity, for unrealized gains             (413)   3,927    (1,531)
(losses)..........................................
Stockholder's equity, for compensation expense for
 tax purposes in excess of amounts recognized for
 financial reporting purposes.....................      337   (2,574)     (748)
                                                    -------  -------  --------
                                                    $17,786  $21,750  $(62,599)
                                                    =======  =======  ========

  Income tax expense benefit attributable to income from operations consists of:

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1996     1997      1998
                                                    -------  -------  --------
     Current tax expense (benefit)................. $19,483  $25,848  $(17,951)
     Deferred tax expense (benefit)................  (1,621)  (2,732)  (39,293)
                                                    -------  -------  --------
      Total........................................ $17,862  $23,116  $(57,244)
                                                    =======  =======  ========

  Vesta's effective income tax rate differed from the statutory income tax rate as follows:

                                           Year Ended December 31,
                                    ------------------------------------------
                                       1996          1997           1998
                                    ------------  ------------  --------------
                                    Amount    %   Amount    %    Amount    %
                                    -------  ---  -------  ---  --------  ----
     Statutory federal income tax   $19,136   35% $22,759   35% $(67,543) (35%)
     rate.........................
     Increases (reductions) in tax
     resulting from:
      Tax exempt investment          (2,240)  (3)  (2,019)  (2)   (2,246)   (2)
     income.......................
      State income tax............      --   --       337  --        --    --
      Goodwill....................                                13,109     8
      Other.......................      966    1    2,039    2      (564)  --
                                    -------  ---  -------  ---  --------  ----
                                    $17,862   33% $23,116   35% $(57,244) (29%)
                                    =======  ===  =======  ===  ========  ====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities included in other liabilities at December 31, 1997 and 1998 are presented below:

                                                                 1997    1998
                                                                ------- -------
     Deferred tax assets:
      Unearned and advance premiums............................ $19,439 $20,312
      Reinsurance recoverables.................................  26,321     --
      Discounted unpaid losses.................................   9,795  13,615
      Net operating loss carryforward..........................     --   38,049
      Goodwill.................................................     --    7,983
      Retroactive Reinsurance..................................   5,931   3,447
      Deferred Compensation....................................     750     775
                                                                ------- -------
     Total deferred tax assets................................. $62,236 $84,181
                                                                ======= =======

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands)

                                                              1997    1998
                                                             ------- -------
     Deferred tax liabilities:
      Deferred acquisition costs............................ $35,455 $35,335
      Contingent commissions................................   6,008   4,005
      Unrealized gains......................................   6,317   6,446
      Fixed assets..........................................   1,470   2,606
      Contingent receivables................................   2,467   4,764
      Goodwill..............................................   2,252     --
      Salvage and subrogation...............................     875     248
      Reinsurance Recoverables..............................          10,982
      Other.................................................      82     705
                                                             ------- -------
     Total deferred tax liabilities......................... $54,926 $65,091
                                                             ------- -------
     Net deferred tax asset................................. $ 7,310 $19,090
                                                             ======= =======

  Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is able to demonstrate that the benefits of its deferred tax assets are realizable and accordingly, no valuation allowance has been recorded at December 31, 1998 and 1997.

Note N--Retirement Plans

  Vesta has a defined contribution retirement and savings plan and a supplemental executive retirement plan. These plans are fully funded at year-end 1998. Vesta's total cost for benefits under these plans was $.3 million for 1996, $.7 million for 1997 and $.1 million for 1998.

Note O--Segment Information

  During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires companies to report financial and descriptive information about their reportable operating segments. The Company writes personal and commercial insurance products throughout the United States and reinsurance for companies located throughout the United States. All revenues are generated from external customers and the Company does not have a reliance on any major customer.

  The Company evaluates segment profitability based on pre-tax operating profit. Net investment income, interest expense and operating expenses are allocated based on certain assumptions and estimates; stated segment operating results would change if different methods were applied. The accounting policies of the operating segments are the same as those described in Note A.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)

                                                 Year Ended December 31,
                                              --------------------------------
                                                1996       1997        1998
                                              --------  ----------  ----------
Revenues
 Reinsurance Operations
  Net premiums earned.......................  $342,452  $  335,360  $  194,261
  Net investment income and realized
 gain/(loss)................................    18,864      18,578      14,045
                                              --------  ----------  ----------
   Total reinsurance........................   361,316     353,938     208,306

 Personal insurance operations
  Net premiums earned.......................    63,206     139,425     247,064
  Net investment income and realized
 gain/(loss)................................     3,263      13,501      15,727
  Other ....................................       123       1,602       4,287
                                              --------  ----------  ----------
   Total personal...........................    66,592     154,528     267,078

 Commercial insurance operations
  Net premiums earned.......................    33,678      42,873      68,368
  Net investment income and realized
 gain/(loss)................................     1,053       7,164       8,558
  Other ....................................        65         492       1,186
                                              --------  ----------  ----------
   Total commercial.........................    34,796      50,530      78,112
                                              --------  ----------  ----------
   Total revenues...........................  $462,704  $  558,995  $  553,496
                                              ========  ==========  ==========

Total pretax income from operations
 Reinsurance Operations
  Underwriting gain (loss)..................  $ 37,318  $   38,774  $  (84,662)
  Net investment income and realized
 gain/(loss)................................    18,864      18,578      14,045
  Interest expense..........................     7,841       7,036       5,377
                                              --------  ----------  ----------
   Total reinsurance........................    48,342      50,316     (75,994)
 Personal Operations
  Underwriting gain (loss)..................     7,773      (2,470)    (35,688)
  Net investment income and realized
 gain/(loss)................................     3,263      13,501      15,727
  Other income .............................       123       1,602       4,287
  Loss on asset impairment..................       --          --       65,496
  Goodwill..................................       316       3,065       5,177
                                              --------  ----------  ----------
   Total personal...........................    10,843       9,568     (86,347)
 Commercial Operations
  Underwriting gain (loss)..................    (3,242)      2,252     (21,279)
  Net investment income and realized
 gain/(loss)................................     1,053       7,164       8,558
  Other income .............................        65         492       1,186
  Loss on asset impairment..................       --          --        9,000
  Goodwill..................................       168         942       1,432
                                              --------  ----------  ----------
   Total commercial.........................    (2,292)      8,966     (21,967)
                                              --------  ----------  ----------
Other Operations
 Interest expense...........................     2,218       3,823       8,671
                                              --------  ----------  ----------
   Total pretax income (loss) from            $ 54,675  $   65,027  $ (192,979)
operations..................................
                                              ========  ==========  ==========
Total identifiable assets
 Reinsurance operations
  Investments and other assets..............  $644,954  $  681,273  $  451,667
  Deferred acquisition costs................    55,870      52,742      57,764
 Personal operations
  Investments and other assets..............   111,564     580,809     520,200
  Deferred acquisition costs................    16,437      38,772      35,465
 Commercial operations
  Investments and other assets..............    39,335     272,653     274,878
  Deferred acquisition costs................     3,225      10,610       7,728
                                              --------  ----------  ----------
   Total assets.............................  $871,385  $1,636,859  $1,347,702
                                              ========  ==========  ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)


Note P--Debt

  On July 19, 1995, the Company issued $100 million of its 8.75% Senior Debentures due July 15, 2025. The Debentures are not subject to redemption or any sinking fund prior to maturity. The Debentures are unsecured and rank on parity with all of its other unsecured and unsubordinated indebtedness. The Debentures contain covenants that limit the ability of the Company or its subsidiaries to issue, sell or otherwise dispose of shares of voting common stock of any Restricted Subsidiary and limit the ability of the Company or its subsidiaries to pledge the shares of capital stock of any subsidiary. The Debentures also place certain limitations on the Company's ability to consolidate or merge with or sell its assets substantially as an entirety. The Company used the proceeds from the sale to repay a $28 million loan from a Torchmark affiliate, and to increase the capital and surplus of Vesta Fire.

  On January 31, 1997, Vesta Capital Trust I, a Delaware business trust controlled by the Company, sold $100 million of its 8.525% Deferrable Capital Securities. These securities have a 30 year maturity and are not redeemable except in certain limited circumstances. These securities were sold in a private placement transaction to qualified institutional buyers and were not registered under Securities Act of 1933 pursuant to an exemption from registration provided by Rule 144A promulgated thereunder. A portion of the proceeds from the sale of these securities were used to repay indebtedness under the Company's existing lines of credit and for general corporate purposes. As required by the Company's amended bank facility, the Company will defer interest under the Indenture dated January 31, 1997 which will result in the deferral of distributions under the amended and restated Declaration of Trust dated January 31, 1997.

  At December 31, 1998, the Company had borrowed $70 million under its $200 million line of credit for general corporate purposes and for a capital contribution of $25 million to the Company's principal insurance subsidiary, Vesta Fire Insurance Corporation. The credit agreement related to this line of credit contains certain covenants that require, among other things, the Company to maintain a certain consolidated net worth ("Consolidated Net Worth Covenant"), maintain a certain amount of earnings before interest and taxes available for the payment of interest and dividend expense, ("Fixed Charge Coverage Ratio"), cause each insurance subsidiary to maintain a certain total adjusted statutory capital, ("Adjusted Statutory Capital Covenant"), and that limits the amount of indebtedness of the companies. As of December 31, 1998, the Company was not in compliance with all of its financial covenants.

  Subsequent to December 31, 1998, the Company's banks agreed to amend the covenants and waive any event of default arising from non-compliance with the covenants as of December 31, 1998. The amended credit facility was restructured into a $70 million senior revolving credit facility, maturing July 31, 2000 ("the "Amended Facility"). The interest rate on the Amended Facility will be the prime rate plus 1%, provided that from and after September 30, 1999 the rate shall be increased to the prime rate plus 3% if the Company has not made permanent principal prepayments on the Amended Facility aggregating at least $25 million. The Company will also pay the banks a 1% Commitment Fee on all of the used and unused commitments under the Amended Facility.

  The Amended Facility requires the Company to make a closing principal prepayment of $15 million less transaction expenses the net amount of which reduces the obligation to make permanent principal payments aggregating $25 million. The amended Facility also provides for warrants equal to approximately 6.6% of the Company's outstanding shares being issued to the banks participating on the Amended Facility, which become exerciseable in the event the Company does not make $25 million of permanent principal prepayments on the facility by March 15, 2000.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)


Note P--Debt (continued)

  The Amended Facility requires the Company to suspend dividends on its common stock and defer payments of interest on its junior subordinated debentures due January 31, 2027 unless the Company has made $25 million of permanent principal prepayments on the Amended Facility by March 15, 2000. The Amended Facility contains certain covenants that require the Company to maintain minimum statutory surplus levels, minimum cumulative statutory net income levels and minimum cumulative GAAP net income levels.

Note Q--Stock Options

  During 1995, the Financial Accounting Standards Board issued Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Statement defines a fair value based method of accounting for an employee stock option. It also allows an entity to continue using the intrinsic valued based accounting method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has continued to use this method to account for its stock options. However, SFAS 123 requires entities electing to remain with the intrinsic method of accounting to provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as well as other disclosures about the Company's stock-based employee compensation plans. Information about the Company's stock option plans and the related required disclosures follow.

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

  Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1998, respectively; risk-free interest rates of 5.75 percent and 5.16 percent; dividend yields of 0.27 and 0.44 percent; volatility factor of the expected market price of the Company's common stock of 38.75 and 44.70; and a weighted-average expected life of the options of ten years for both years.

  The Company's actual and pro forma information follows (in thousands except for earnings per share information):

                                                               Year Ended
                                                              December 31,
                                                          --------------------
                                                             1997      1998
                                                          ---------- ---------
                                                          (restated)
      Net income:
       As reported.......................................  $36,860   $(141,184)
       Pro forma.........................................   33,576    (144,684)
      Basic net income per common share:
       As reported.......................................  $  1.98   $   (7.61)
       Pro forma.........................................     1.81       (7.80)
      Diluted net income per common share:
       As reported.......................................  $  1.93   $   (7.61)
       Pro forma.........................................     1.76       (7.80)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)

Note Q--Stock Options (continued)

  The following summary sets forth activity under the Plan for the years ended December 31:

                                1996                1997               1998
                         ------------------- ------------------- -----------------
                                   Weighted-           Weighted-         Weighted-
                                    Average             Average           Average
                                   Exercise            Exercise          Exercise
                          Options    Price    Options    Price   Options   Price
                         --------- --------- --------- --------- ------- ---------
Outstanding--beginning
 of the year............ 1,055,699  $18.37   1,022,872  $20.38   937,451  $25.65
Granted.................   129,394   31.93     135,085   51.64   101,500   21.30
Exercised...............    55,667   15.51     220,506   17.15   237,000   17.16
Forfeited...............   106,554   16.99         --      --    237,903   35.14
                         ---------  ------   ---------  ------   -------  ------
Outstanding--end of the
 year................... 1,022,872  $20.38     937,451  $25.65   564,048  $24.43
                         =========  ======   =========  ======   =======  ======
Weighted-average fair
 value of options
 granted during the
 year................... $   25.85           $   36.89           $ 12.56

  Of the 564,048 outstanding options at December 31, 1998, 125,389 were exercisable with the remaining having varying vesting periods. Exercise prices for options outstanding as of December 31, 1998 ranged from $9.56 to $59.19. Unexercised options with exercise prices of less than $25.00 for 375,623 shares had a weighted average contractual life of 6.9 years and a weighted average exercise price of $18.13 while unexercised options with exercise prices greater than $25.00 for 188,425 shares had a weighted average contractual life of 9.2 years and a weighted average exercise price of $38.42.

  In 1993, the Company entered into restricted stock agreements under which Vesta granted 153,300 shares of common stock at $10.26 per share to officers of the Company in exchange for promissory notes. In 1994, an additional 60,000 shares of Common Stock at $18.92 per share were issued to an officer of the Company under a restricted stock agreement in exchange for a promissory note. The common stock is being held by the Company as security for repayment of the notes. A portion of the shares will be released to the officers annually as they repay the promissory notes. The Company intends to pay cash bonuses each year in amounts sufficient to reduce the notes by the amount of the purchase price for the shares which are earned in that year. During 1996 the Company acquired 19,564 shares of its common stock with respect to previously granted awards of restricted stock in exchange for release of indebtedness of $169 thousand. The balance of the notes at December 31, 1996 was $3,207 thousand. During 1997 and 1998 the Company did not acquire any shares of its common stock with respect to previously granted awards of restricted stock. The balance of the notes at December 31, 1997 and 1998 was $3,891 thousand and $2,045 thousand, respectively. The promissory notes and the unearned compensation are shown as deductions from stockholders equity.

  In 1995, the Company entered into restricted stock agreements under which the Company granted 23,333 shares of restricted common stock to certain officers of the Company. The Company entered into restricted stock agreements under which the Company granted 20,915 and 30,000 shares of restricted common stock to certain employees of the Company and 9,632 and 5,399 shares of restricted common stock to certain directors of the Company in 1997 and 1998, respectively. The common stock with respect to all awards of restricted stock is being held by the Company until the restrictions lapse.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)


Note R--Quarterly Financial Information (Unaudited)

  The following is a summary of quarterly financial data, in thousands except per share data:

                                                       Three Months Ended
                          -------------------------------------------------------------------------------
                            March 31, 1998       June 30, 1998     September 30, 1998   December 31, 1998
                          ------------------- -------------------  -------------------  -----------------
                              As                  As                   As
                          previously    As    previously    As     previously    As
                           reported  restated  reported  restated   reported  restated
                          ---------- -------- ---------- --------  ---------- --------
Gross premiums written..   $233,217  $233,217  $253,374  $253,374   $196,400  $112,882      $ 159,549
Net premiums written....    131,885   131,885   169,292   169,292    118,892    52,047        138,367
Premiums earned.........    139,292   139,292   164,076   164,076    131,278    65,352        140,972
Net investment income...      9,300     9,300     8,800     8,800      8,362     8,362          8,596
Operating costs and
 expenses...............    144,639   139,693   189,910   194,905    162,076   102,098        214,619
Loss on asset
 impairment.............        --        --        --        --         --        --         (74,496)
Net Income (loss).......     (1,146)    2,071   (13,839)  (17,185)   (26,305)  (24,773)      (101,297)
                           ========  ========  ========  ========   ========  ========      =========
Per share data:
Net income..............      (0.06)     0.11     (0.75)    (0.93)     (1.41)    (1.34)         (5.45)
Stockholder's equity per
 share..................      16.56     16.73     15.89     15.72      14.55     14.63           8.47
Cash dividends per
 share..................       0.04      0.04      0.04      0.04       0.04      0.04           0.04
                                              Three Months Ended
                          ------------------------------------------------------------
                          March 31,  June 30,
                             1997      1997   September 30, 1997    December 31, 1997
                          ---------- -------- -------------------  -------------------
                                                  As                   As
                                              previously    As     previously    As
                                               reported  restated   reported  restated
                                              ---------- --------  ---------- --------
Gross premiums written..   $171,187  $203,043  $239,794  $239,794   $252,025  $252,025
Net premiums written....    105,736   137,186   114,405   114,405    169,148   169,148
Premiums earned.........    100,040   133,717   153,287   153,287    130,614   130,614
Net investment income...      6,147     7,178    12,251    12,251     10,384    10,384
Operating costs and
 expenses...............     94,504   112,673   136,544   145,684    118,414   126,341
Net income (loss).......      6,353    15,088    18,261    12,320      8,171     3,099
                           ========  ========  ========  ========   ========  ========
Per share data:
Basic net income........       0.34      0.81      0.98      0.66       0.44      0.17
Diluted net income......       0.34      0.80      0.96      0.65       0.43      0.16
Stockholder's equity per
 share..................      14.87     15.78     16.90     16.58      16.71     16.12
Cash dividends per
 share..................       0.04      0.04      0.04      0.04       0.04      0.04

  The Company determined, subsequent to the issuance of the 1997 financial statements, that a specific reinsurance ceded contract entered into in 1997 contains retroactive elements as defined in FAS 113. The Company erroneously recorded a gain on this contract in the fourth quarter of 1997 and must adjust its previously issued financial statements to appropriately defer and recognize such gain. The first three quarters of 1998 and the fourth quarter of 1997 have been restated to reflect the recognition of the deferred gain in 1998 (See Note B). The third and fourth quarter of 1997 have also been restated to reflect adjustments for salvage and subrogation related to the Shelby loss reserves.

  Revenues, losses and expenses for the 1998 third quarter have been restated to reflect changes in presentation. Amounts are restated to present adjustments recorded in the Company's reinsurance assumed business on gross basis rather than on a net basis as previously presented. Net income and earnings per share for the quarters and year to date periods ending
September 30, 1998 were not affected by this change.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)

Note S--Business Acquisition

  After the close of business on June 30, 1997, the Company completed its acquisition of all the issued and outstanding stock of the operating subsidiaries of Anthem Casualty Insurance Group, Inc., each of which are property and casualty insurance companies headquartered in Ohio, for $260.9 million. The acquired subsidiaries had $648 million of assets and approximately $217 million of stockholders' equity at June 30, 1997. The acquisition was accounted for as a purchase and the results of operations since the acquisition date were consolidated. Goodwill from the transaction was being amortized straight line over 15 years. This goodwill was deemed impaired in 1998.

  A summary of net assets acquired follows:

   Assets acquired:
    Investments....................................................... $419,271
    Cash..............................................................   15,069
    Goodwill..........................................................   83,341
    Other Assets......................................................  166,944
                                                                       --------
     Total............................................................  684,625
   Liabilities Assumed
    Loss and loss adjustment expenses.................................  300,315
    Unearned premiums.................................................   98,378
    Other.............................................................   25,052
                                                                       --------
     Total............................................................ $423,745
    Purchase price.................................................... $238,750
    Acquisition expenses..............................................   22,130
    Less cash acquired................................................  (15,069)
                                                                       --------
    Aggregate purchase price.......................................... $245,811
                                                                       ========

  The above table represents the purchase price plus acquisition costs through December 31, 1997.

  The table below presents supplemental pro forma information for 1996 and 1997 as if the Anthem acquisition were made at January 1, 1996, based on estimates and assumptions considered appropriate:

                                                             Twelve months ended
                                                                December 31,
                                                             -------------------
                                                               1996      1997
                                                             --------- ---------
  Revenues..................................................   784,858   709,643
  Net income................................................    42,351    44,131
  Basic net income per common share.........................      2.25      2.38
  Diluted net income per common share.......................      2.21      2.31

Note T--Subsequent Events (Unaudited)

  On March 15, 1999 the Company adopted a plan to discontinue its Commercial Lines business with the exception of its' Partners program, Transportation program and BOP programs in the States of Alabama, Alaska, Arizona, and Texas. Implementation of the plan will begin in June of 1999

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)

Note T--Subsequent Events (continued)

  On March 24, 1999 the Company sold its reinsurance assumed business with the exception of the homeowner's reinsurance business that is currently being converted to primary operations. The Company received $15 million in exchange for its commitment to (a) enter into a 100% quota share treaty, effective January 1, 1999 for all business written on or after that date; (b) use its best efforts to novate to the purchaser or renew on the purchaser's paper, all assumed treaties except those currently being converted to primary business and; (c) facilitate the hiring by the purchaser of several of the Company's reinsurance employees.

  Summarized pro-forma results of the discontinued commercial and reinsurance segments for the last three years are as follows:

                                                  Year Ended December 31,
                                            -----------------------------------
                                               1996        1997        1998
                                            ----------- ----------- -----------
                                            (unaudited) (unaudited) (unaudited)
                                                      (in thousands)
Commercial Line
  Gross Premiums Written...................  $ 32,016    $ 47,466    $ 85,662
                                             --------    --------    --------
  Income (Loss) from Operations before
   income
   tax (expense) benefit ..................      (295)      2,850     (13,615)
  Income tax (expense) Benefit.............        97      (1,036)      5,434
                                             --------    --------    --------
  Income (Loss) from Operations............  $   (198)   $  1,814    $ (8,180)
                                             ========    ========    ========
Reinsurance Line
  Gross premiums written...................  $570,113    $474,981    $183,065
                                             --------    --------    --------

  Income (loss) from operations before
   income
   tax (expense) benefit...................    53,866      55,591     (67,817)
  Income tax (expense) benefit.............   (17,793)    (19,683)     26,950
                                             --------    --------    --------
  Income (loss) from operations............  $ 36,073    $ 35,908    $(40,867)
                                             ========    ========    ========

[Performance Graph Appears Here]
             ITEM 9. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

  During 1998, the Board of Directors of the Company adopted a resolution authorizing the Chairman of the Audit Committee, in his discretion, (i) to dismiss KPMG Peat Marwick LLP ("KPMG") as the Company's independent accountants, effective upon management's notification of KPMG of such dismissal and (ii) concurrently with such dismissal, to engage PricewaterhouseCoopers LLP ("PwC") as the Company's independent accountants for the fiscal year ending December 31, 1998.

  On December 18, 1998, the Company notified KPMG of the dismissal. Also on December 18, 1998, the Company engaged PwC as the Company's independent accountants, subject to PwC's normal client acceptance procedures. This process was completed and PwC's engagement commenced on January 26, 1999. During the two most recent fiscal years, and during the subsequent interim period preceding the decision to change independent accountants, neither the Company nor anyone on its behalf consulted PwC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by PwC with respect to any such consultation.

  KPMG audited the Company's annual consolidated financial statements as of and for each of the fiscal years ended December 31, 1993, 1994, 1995, 1996 and 1997 (the "Historical Financial Statements"). KPMG's auditors reports on these Historical Financial Statements did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. However, in connection with the Company's decision to restate the Historical Financial Statements in June, 1998, KPMG advised the Company that it could no longer be associated with these Historical Financial Statements. The Company subsequently issued restated financial statements as of and for the fiscal years ended December 31, 1996 and 1997 (the "Restated Financial Statements"), which were filed with the Securities and Exchange Commission as a current report on Form 8-K on August 20, 1998. KPMG issued an auditors report on the Restated Financial Statements which did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

  By a current report on Form 8-K filed on December 28, 1998 in connection with KPMG's dismissal, the Company reported that during the Company's two most recent fiscal years, and in the subsequent interim period, there had been no disagreements between the Company's management and KPMG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in an auditors report. However, KPMG subsequently clarified its view that certain issues regarding the financial presentation set forth in the Company's Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998 constituted reportable disagreements. Accordingly, the Company amended its Form 8-K on January 12, 1999 to reflect these unresolved issues as reportable disagreements and filed copies of letters from KPMG summarizing these unresolved issues as Exhibits 16.1 and 16.2 to that amendment. The Audit Committee discussed these matters with KPMG and authorized KPMG to respond fully to the inquiries of PwC concerning these matters. The Company did not consult PwC, prior to its engagement as the Company's successor auditors, regarding such matters.

  As noted above, KPMG audited the Company's consolidated financial statements for the period ended December 31, 1997, which audit was completed March 27, 1998, except as to Note B, which is as of August 19, 1998. By letter dated December 3, 1998, KPMG informed the Audit Committee of the Company's Board of Directors that, in connection with said audit and their reviews of the 1998 quarterly financial statements, it had noted certain matters involving internal controls that it considered to be reportable conditions under applicable auditors' reporting standards.

                                    PART III

            Item 10. Directors and Executive Officers of Registrant

  Information required by this item is incorporated by reference from the sections entitled "Election of Directors," "Profiles of Directors and Nominees," "Profiles of Executive Officers who are not directors" and "Compensation and Other Transactions with Executive Officers and Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 1999 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission prior to May 1, 1999.

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

(b)Security ownership of management:

  Information required by this item is incorporated by reference from the section entitled "Stock Ownership of Management" in the Proxy Statement.

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

                                    PART IV

   Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) Index of documents filed as a part of this report:

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
(1) Financial Statements:
Vesta Insurance Group, Inc.
 Report of Independent Accountants....................................      39
 Independent Auditors' Report.........................................      40
 Consolidated Balance Sheets at December 31, 1997 and 1998............      41
 Consolidated Statements of Operations and Comprehensive Income for
each of the   years in the three-year period ended December 31, 1998..      42
 Consolidated Statements of Stockholders' Equity for each of the years in the three-year
  period ended December 31, 1998......................................      43
 Consolidated Statements of Cash Flow for each of the years in the
three-year period   ended December 31, 1998...........................      44
 Notes to Consolidated Financial Statements...........................   45-66
(2) Schedules Supporting Financial Statements for the three years ended December 31, 1998:
II.Condensed Financial Information of Registrant (Parent Company).....      73
III.Supplemental Insurance Information (Consolidated).................      76
IV.Reinsurance (Consolidated).........................................      78
V.Valuation and Qualifying Accounts (Consolidated)....................      79
Schedules not referred to have been omitted as inapplicable or not required by
Regulation S-X.
(3) Exhibits
 Exhibits are listed in the index of Exhibits at page 67.
(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                 EXHIBITS INDEX

  Exhibit
    No.                              Description
  -------                            -----------
  3.1      Restated Certificate of Incorporation of the Company, dated
           September 1, 1993 (filed as an exhibit to the Company's Form
           10-Q for the quarter ended June 30, 1998, filed on June 16,
           1998 and incorporated herein by reference (File No. 1-12338))
  3.2      By-Laws of the Company (Amended and Restated as of October 1,
           1993) (filed as an exhibit to Amendment No. 1 to the
           Registration Statement on Form S-1 (Registration No. 33-68114)
           of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338))
  4.1      Indenture between the Company and Southtrust Bank of Alabama,
           National Association, dated as of July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended December
           31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))
  4.2      Supplemental Indenture between the Company and Southtrust Bank of Alabama, National Association, dated July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended
           December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))
  4.3      Indenture dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina, as trustee
           (filed as an exhibit to the Company's Form 10-Q for the
           quarter ended March 31, 1997, filed on May 13, 1997 and
           incorporated herein by reference (File No. 1-12338))
  4.4      Amended and Restated Declaration of Trust, dated as of January
           31, 1997, of Vesta Capital Trust I (filed as an exhibit to the
           Company's Form 10-Q for the quarter ended March 31, 1997,
           filed on May 13, 1997 and incorporated herein by reference
           (File No. 1-12338))
  4.5      Capital Securities Guarantee Agreement, dated as of January
           31, 1997, between the Company and First Union National Bank of
           North Carolina, as trustee (filed as an exhibit to the
           Company's Form 10-Q for the quarter ended March 31, 1997,
           filed on May 13, 1997 and incorporated by reference (File No.
           1-12338))
 10.1      Separation and Public Offering Agreement between Torchmark
           Corporation and the Company dated September 13, 1993 (filed as an exhibit to the Company's Form 10-K for the year ended
           December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-2338))
 10.2      Marketing and Administrative Services Agreement between
           Liberty National Fire Insurance Company, Liberty National
           Insurance Corporation and Liberty National Life Insurance
           Company dated September 13, 1993 (filed as an exhibit to the
           Company's Form 10-K for the year ended December 31, 1993,
           filed on March 28, 1994 and incorporated herein by reference
           (File No. 1-2338))
 10.3      Investment Services Agreement between Waddell & Reed Asset
           Management Company and the Company (filed as an exhibit to
           Amendment No. 1 to the Registration Statement on Form S-1
           (Registration No. 33-68114) of Vesta Insurance Group, Inc.,
           filed on October 18, 1993 and incorporated herein by reference
           (File No. 1-12338)) dated September 13, 1993.
 10.5      Management Agreement between J. Gordon Gaines, Inc., Liberty
           National Fire Insurance Company, Sheffield Insurance
           Corporation, Liberty National Insurance Corporation and Vesta
           Insurance Corporation dated November 15, 1994 (filed as an exhibit to the Company's Form 10-K for the year ended December
           31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-2338))

  Exhibit
    No.                              Description
  -------                            -----------
 10.6      Form of Restricted Stock Agreement (filed as an exhibit to the
           Registration Statement on Form S-1 (Registration No. 33-68114)
           of Vesta Insurance Group, Inc., filed on August 31, 1993 and incorporated herein by reference (File No. 1-12338))
 10.7*     The Company's Long Term Incentive Plan as amended effective as of May 16, 1995 (filed as an exhibit to the Company's Form 10Q for the quarter ended June 30, 1995, filed on August 14, 1995 and incorporated herein by reference (File No. 1-12338))
 10.8*     Form of Non-Qualified Stock Option Agreement entered into by and between the Company and certain of its executive officers and directors (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))
 10.9*     Cash Bonus Plan of the Company (filed as an exhibit to the
           Company's Form 10-K for the year ended December 31, 1993,
           filed on March 28, 1994 and incorporated herein by reference
           (File No. 1-2338))
 10.10*    J. Gordon Gaines, Inc. Post Retirement Benefits Plan (filed as an exhibit to the Company's Form 10-K for the year ended De-
           cember 31, 1994, filed on March 29, 1995 and incorporated
           herein by reference (File No. 1-12338))
 10.11*    J. Gordon Gaines, Inc. Retirement Savings Plan (filed as an exhibit to the Company's Form 10-K for the year ended December
           31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-12338))
 10.12*    The Company's Non-Employee Director Stock Plan (filed as an exhibit to the Company's 10-Q for the quarter ended June 30,
           1995, filed on August 14, 1995 and incorporated herein by ref-
           erence (File No. 1-12338))
 10.13     Office Lease between the Company and Torchmark Development
           Corporation, dated as of April 20, 1992 (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
           1993, filed on March 28, 1994 and incorporated herein by ref-
           erence (File No. 1-12338))
 10.14     Agency Agreement between Liberty National Fire Insurance Com-
           pany, Vesta Insurance Corporation, Sheffield Insurance Corpo-
           ration, and Overby-Seawell Company (filed as an exhibit to
           Amendment No. 1 to the Registration Statement on Form S-1
           (Registration No. 33-68114) of Vesta Insurance Group, Inc.,
           filed on October 18, 1993 and incorporated herein by reference
           (File No. 1-12338))
 10.15     Commercial/Personal Property Risk Excess Reinsurance Con-
           tracts, dated July 1, 1993, constituting the Company's Direct
           Per Risk Treaty Program, between Vesta Fire Insurance Corpora-
           tion and its subsidiary and affiliated companies and various reinsurers (filed as an exhibit to Amendment No. 1 to the Reg-
           istration Statement on Form S-1 (Registration No. 33-68114) of
           Vesta Insurance Group, Inc., filed on October 18, 1993 and in-
           corporated herein by reference (File No. 1-12338)) Renewed
           July 1, 1997.
 10.17     Specific Regional Catastrophe Excess Contracts, dated January
           1, 1996, constituting the Company's Regional Property Catas-
           trophe Program, between Vesta Fire Insurance Corporation and various reinsurers (filed as an exhibit to the Company's Form
           10-K for the year ended December 31, 1995, filed on March 28,
           1996 and incorporated herein by reference (File No. 1-12338)).
           Renewed January 1, 1998.
 10.18     Casualty Excess of Loss Reinsurance Agreements, dated January
           1, 1998, constituting the Company's Casualty Excess of Loss
           Reinsurance Program, between Vesta Fire Insurance Corporation,
           Vesta Insurance Corporation, Sheffield Insurance Corporation,
           Vesta Lloyds Insurance Company and Employers Reinsurance
           Corporation, (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1998, filed on May 13, 1998 and incorporated herein by reference (File No. 1-12338)).

  Exhibit
    No.                              Description
  -------                            -----------
 10.19     Amendment to Catastrophe Reinsurance Contracts, dated July 1,
           1995, constituting the Company's Direct Property Catastrophe
           Program, between Vesta Fire Insurance Corporation, Vesta
           Insurance Corporation, Sheffield Insurance Corporation, Vesta
           Lloyds Insurance Company, Hawaiian Insurance & Guaranty
           Company, Limited and various reinsurers. (Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30,
           1995, filed on November 14, 1995 and incorporated herein by reference (File No. 1-12338)). Renewed July 1, 1997.
 10.20     Amendment to Catastrophe Reinsurance Contracts, dated January
           1, 1996, constituting the Company's Direct Property
           Catastrophe Program, between Vesta Fire Insurance Corporation,
           Vesta Insurance Corporation, Sheffield Insurance Corporation,
           Vesta Lloyds Insurance Company, Hawaiian Insurance & Guaranty
           Company, Limited and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
           1995, filed on March 28, 1996 and incorporated herein by
           reference (File No. 1-12338)). Renewed January 1, 1997.
 10.21     Amended and Restated Credit Agreement between Vesta Insurance
           Group, Inc. and Southtrust Bank of Alabama, N.A., ABN Amro
           Bank B.V., Bank of Tokyo-Mitsubishi Trust Company, The First
           National Bank of Chicago, Wachovia Bank of Georgia, N.A. and
           First Union National Bank of North Carolina (as agent), dated
           April 8, 1997 (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997, and incorporated herein by reference (File No. 1-12338))
 10.22     First amendment, dated April 14, 1999, to amended and Restated
           Credit Agreement between Vesta Insurance Group, Inc. and
           Southtrust Bank of Alabama, N.A., ABN Amro Bank B.V., Bank of
           Tokyo-Mitsubishi Trust Company, The First National Bank of
           Chicago, Wachowia Bank of Georgia, N.A. and First Union
           National Bank of North Carolina (as agent), dated April 8,
           1997.
 10.23     Stock Purchase Agreement between Anthem Casualty Insurance
           Group, Inc., and Vesta Insurance Group, Inc., dated April 23,
           1997 (filed as an exhibit to the Company's Form
           10-Q for the year ended September 30, 1997, filed on November
           13, 1997 and incorporated herein by reference (File No. 1-
           12338))
 10.24     Business Transfer and Management Agreement between Vesta Fire
           Insurance Corporation and its affiliated companies and CIGNA
           Property and Casualty Insurance Company and its affiliated companies, dated January 28, 1998 (filed as an exhibit to the
           Company's Form 10-K for the year ended December 31, 1997,
           filed on March 27, 1998 and incorporated herein by reference
           (File No. 1-12338))
 10.25     Agreement for Data Processing Services between Shelby
           Insurance Company and Policy Management Systems Corporation,
           dated January 1, 1998 (filed as an exhibit to the Company's
           Form 10-Q for the period from June 30, 1998, filed on August
           20, 1998 and incorporated herein by reference (File No. 1-
           12338)).
 23.1      Consent of KPMG Peat Marwick LLP.
 23.2      Consent of PricewaterhouseCoopers LLP.

--------
*These are the Company's compensatory plans.

Exhibit 11. Statement re computation of per share earnings

         VESTA INSURANCE GROUP, INC. COMPUTATION OF EARNINGS PER SHARE

                                                      Year Ended December 31,
                                                     -------------------------
                                                      1996    1997     1998
                                                     ------- ------- ---------
                                                     (In thousands except per
                                                            share data)
BASIC EARNINGS PER SHARE:
 Weighted average common shares outstanding.........  18,860  18,600    18,549
 Net income......................................... $36,813 $36,860 $(141,184)
 Basic earnings per share........................... $  1.95 $  1.98 $   (7.61)
DILUTED EARNINGS PER SHARE:
 Weighted average common shares outstanding.........  18,860  18,600    18,549
 Net effect of the assumed exercise of stock options
  and nonvested restricted stock--based on the trea-
  sury stock method using average market price for
  the year..........................................     297     453       --
                                                     ------- ------- ---------
 Total weighted average common shares and common
  stock equivalents outstanding.....................  19,157  19,053    18,549
 Net income......................................... $36,813 $36,860 $(141,184)
 Diluted earnings per share......................... $  1.92 $  1.93 $   (7.61)
                                                     ======= ======= =========

--------

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

                          VESTA INSURANCE GROUP, INC.
                                (PARENT COMPANY)
                     SCHEDULE II--CONDENSED BALANCE SHEETS
             (Amounts in thousands except share and per share data)

                                                             At December 31,
                                                           -------------------
                                                              1997      1998
                                                           ---------- --------
                                                           (restated)
Assets
  Investment in affiliates................................  $547,575  $430,910
  Short-term investments..................................     7,015     4,791
                                                            --------  --------
    Total investments.....................................   554,590   435,701
  Cash....................................................         8    10,523
  Other assets............................................     9,507    11,179
                                                            --------  --------
    Total assets..........................................  $564,105  $457,403
                                                            ========  ========
Liabilities
  Other liabilities.......................................  $ 20,351  $ 27,981
  Long term debt..........................................   246,418   271,395
                                                            --------  --------
    Total liabilities.....................................   266,769   299,376
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized, none             --        --
issued....................................................
  Common stock, $.01 par value, 32,000,000 shares
     authorized,
     issued: 1997--18,970,695 shares; 1998--18,964,322
     shares...............................................       190       190
  Additional paid-in capital..............................   162,550   156,465
  Unrealized investment gains, net of applicable taxes....     9,829     8,889
  Retained earnings.......................................   154,074    10,120
  Receivable from issuance of restricted stock............    (3,891)   (2,045)
  Treasury stock..........................................   (25,416)  (15,592)
                                                            --------  --------
    Total stockholders' equity............................   297,336   158,027
                                                            --------  --------
    Total liabilities and stockholders' equity............  $564,105  $457,403
                                                            ========  ========

                          VESTA INSURANCE GROUP, INC.
                                (PARENT COMPANY)
                SCHEDULE II--CONDENSED STATEMENTS OF OPERATIONS
                         (Dollar amounts in thousands)

                                             For the Year Ended December 31,
                                            ----------------------------------
                                              1996         1997        1998
                                            ---------  -----------------------
                                                        (restated)
Revenues:
 Net other income (loss)................... $     213   $   (5,224)      8,457
                                            ---------   ----------  ----------
   Total revenues..........................       213       (5,224)      8,457
Expenses:
 Interest expenses.........................    10,059       10,901      22,579
 Operating expenses........................    (6,745)     (10,327)      2,384
                                            ---------   ----------  ----------
   Total expenses..........................     3,314          574      24,963
                                            ---------   ----------  ----------
Net loss before income tax and equity
 in earnings of affiliates.................    (3,101)      (5,798)    (16,506)
Income tax benefit.........................     1,330        1,932       5,698
                                            ---------   ----------  ----------
Income before equity in earnings of            (1,771)      (3,866)    (10,808)
affiliates.................................
Equity in earnings of affiliates...........    38,584       40,726    (130,376)
                                            ---------   ----------  ----------
Net income (loss).......................... $  36,813   $   36,860    (141,184)
                                            =========   ==========  ==========

                          VESTA INSURANCE GROUP, INC.
                                (PARENT COMPANY)
                SCHEDULE II--CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                            For the Year Ended December 31,
                                           -----------------------------------
                                              1996        1997         1998
                                           ----------  -----------  ----------
Cash provided from operations............. $   11,181  $    48,163  $    6,526
Cash used in investing activities:
 Contribution to investments in                   --      (154,616)    (25,000)
affiliates................................
 Net (increase) decrease in short-term         (6,980)         (35)      2,224
investments...............................
                                           ----------  -----------  ----------
Cash used in investing activities.........     (6,980)    (106,488)    (22,776)
Cash (used in) provided from financing
activities:
 Dividends paid...........................     (2,836)      (2,797)     (2,770)
 Acquisition of treasury stock............    (10,597)     (21,164)        --
 Issuance of treasury stock...............        563        6,302         --
 Capital Contributions from exercising          1,481          828       4,836
 stock options............................
 Issuance of debt and deferrable capital        7,116      123,321      24,700
securities................................
                                           ----------  -----------  ----------
Cash (used in) provided from financing         (4,273)     106,490      26,766
activities................................
Net increase (decrease) in cash...........        (72)           2      10,516
Cash balance at beginning of period.......         77            5           7
                                           ----------  -----------  ----------
Cash balance at end of period............. $        5  $         7  $   10,523
                                           ==========  ===========  ==========

                          VESTA INSURANCE GROUP, INC.
        SCHEDULE III--SUPPLEMENTAL INSURANCE INFORMATION (CONSOLIDATED)
                        As of December 31, 1997 and 1998
                         (Dollar amounts in thousands)

                                                         Reserves for
                                              Deferred   Unpaid Claims
                                               Policy      and Claim
                                             Acquisition  Adjustment   Unearned
                                                Costs      Expenses    Premiums
                                             ----------- ------------- --------
As of December 31, 1997:
 Reinsurance................................  $ 52,742     $238,799    $192,922
 Commercial.................................    10,610      130,702      47,731
 Personal...................................    38,772      227,296     124,399
                                              --------     --------    --------
                                              $102,124     $596,797    $365,052
                                              ========     ========    ========
As of December 31, 1998:
 Reinsurance................................  $ 57,764     $148,021    $139,663
 Commercial.................................     7,728      178,511      42,759
 Personal...................................    35,465      178,379     127,093
                                              --------     --------    --------
                                              $100,957     $504,911    $309,515
                                              ========     ========    ========

                          VESTA INSURANCE GROUP, INC.
         SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION--(continued)
                                 (CONSOLIDATED)
              For the Years Ended December 31, 1996, 1997 and 1998
                         (Dollar amounts in thousands)

                                              Claim and
                                                Claim
                            Net       Net     Adjustment Amortization   Other     Net
                           Earned  Investment  Expenses       of      Operating Premium
                          Premium    Income    Incurred      DAC      Expenses  Written
                          -------- ---------- ---------- ------------ --------- --------
As of December 31, 1996:
 Reinsurance............  $342,452  $18,838    $205,005    $ 40,104    $60,025  $373,486
 Commercial.............    33,678    1,051      21,148       4,285     11,487    24,801
 Personal...............    63,206    3,259      25,630       8,707     21,095    69,769
                          --------  -------    --------    --------    -------  --------
                          $439,336  $23,148    $251,783    $ 53,096    $92,607  $468,056
                          ========  =======    ========    ========    =======  ========
As of December 31, 1997:
 Reinsurance............  $335,360  $17,023    $193,473    $ 65,725    $51,377  $351,811
 Commercial.............    42,873    6,565      16,812      12,088      4,545    33,499
 Personal...............   139,425   12,372      88,353      27,396     19,333   141,165
                          --------  -------    --------    --------    -------  --------
                          $517,658  $35,960    $298,638    $105,209    $75,255  $526,475
                          ========  =======    ========    ========    =======  ========
As of December 31, 1998:
 Reinsurance............  $194,261  $12,846    $175,633    $ 77,706    $20,838  $157,728
 Commercial.............    68,368    7,827      54,712      24,717      6,461    69,022
 Personal...............   247,064   14,385     164,977      62,177     51,595   264,840
                          --------  -------    --------    --------    -------  --------
                          $509,693  $35,058    $395,322    $164,600    $78,894  $491,590
                          ========  =======    ========    ========    =======  ========

                          VESTA INSURANCE GROUP, INC.
                    SCHEDULE IV--REINSURANCE (CONSOLIDATED)
              For the Years Ended December 31, 1996, 1997 and 1998
                         (Dollar amounts in thousands)

                            Gross   Ceded to   Assumed            Percentage of
                            Direct    Other   from Other   Net    Amount Assumed
Premiums Earned             Amount  Companies Companies   Amount      to Net
---------------            -------- --------- ---------- -------- --------------
1996...................... $161,824 $149,964   $427,476  $439,336     97.3%
1997......................  323,394  300,799    495,063   517,658     95.6%
1998......................  478,389  310,652    341,956   509,693     67.1%

                          VESTA INSURANCE GROUP, INC.
          SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)
              For the Years Ended December 31, 1996, 1997 and 1998
                         (Dollar amounts in thousands)

                                      Balance  Additions--             Balance
                                        at       Charged               at End
                                     Beginning to Costs and              of
Description                          of Period   Expenses   Deductions Period
-----------                          --------- ------------ ---------- -------
Allowance for premiums in course of
collection:
 1996...............................     70          168       168         70
 1997...............................     70          797       213        654
 1998...............................    654       13,688       130     14,212

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VESTA INSURANCE GROUP, INC.

                                               /s/ Norman W. Gayle, III
                                          By___________________________________
                                                   Norman W. Gayle, III
                                             Its President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
     /s/ Ehney A. Camp, III
------------------------------------
         Ehney A. Camp, III          Director, Chairman of the
                                      Board                          April 12, 1999
    /s/ Norman W. Gayle, III
------------------------------------
        Norman W. Gayle, III         Director, President and         April 12, 1999
                                      Chief Executive Officer
                                      (Principal Executive
                                      Officer)
       /s/ James E. Tait
------------------------------------
           James E. Tait             Director, Executive Vice        April 12, 1999
                                      President and Chief
                                      Financial Officer
                                      (Principal Financial
                                      Officer)
     /s/ William P. Cronin
------------------------------------
         William P. Cronin           Senior Vice President,          April 12, 1999
                                      Controller (Principal
                                      Accounting Officer)
    /s/ Walter M. Beale, Jr.
------------------------------------
        Walter M. Beale, Jr.         Director                        April 12, 1999
  /s/ Robert A. Hershbarger, PhD
------------------------------------
     Robert A. Hershbarger, PhD      Director                        April 12, 1999
     /s/ Clifford F. Palmer
------------------------------------
         Clifford F. Palmer          Director                        April 12, 1999
      /s/ Jarvis W. Palmer
------------------------------------
          Jarvis W. Palmer           Director                        April 12, 1999