Form 10-Q
period 1999-03-31
VESTA INSURANCE GROUP INC
filed 1999-05-14
CIK 911576

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

                 For the quarterly period ended March 31, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      The number of shares outstanding of the registrant's common stock,
                     $.01 par value, as of March 31, 1999
                                  18,681,237

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          VESTA INSURANCE GROUP, INC.

                                     Index

                                                                            Page
                                                                            ----
 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Consolidated Balance Sheets at March 31, 1999 and
         December 31, 1998................................................    1
         Consolidated Statements of Income and Comprehensive
         Income for the Three Months Ended March 31, 1999 and 1998........    2
         Consolidated Statements of Cash Flow for the Three Months Ended
         March 31, 1999 and 1998..........................................    3
         Notes to Consolidated Financial Statements.......................    4
 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operation...............................    8
 PART II OTHER INFORMATION
 Item 1. Legal Proceedings................................................   14
 Item 2. Changes in Securities............................................   15
 Item 3. Defaults Upon Senior Securities..................................   16
 Item 4. Submission of Matters to a Vote of Security Holders..............   16
 Item 5. Other Information................................................   16
 Item 6. Exhibits and Reports on Form 8-K.................................   17

                                     PART I

                          Item 1. Financial Statements

                          VESTA INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except share and per share data)

                                                         March 31   December 31
                                                           1999        1998
                                                        ----------  -----------
                                                        (Unaudited)
Assets:
  Investments:
    Fixed maturities available for sale--at fair value
    (cost: 1999--$416,955; 1998--$446,516)............. $  424,252  $  457,219
    Equity securities--at fair value: (cost: 1999--
     $18,578; 1998--$18,127)...........................     22,093      21,099
    Short-term investments.............................    139,097     131,029
                                                        ----------  ----------
    Total investments..................................    585,442     609,347
  Cash.................................................     16,567      25,321
  Accrued investment income............................      6,533       7,194
  Premiums in course of collection (net of allowances
   for losses of $572 in 1999 and $1,712 in 1998)......    117,619     121,948
  Reinsurance balances receivable......................    283,292     265,903
  Reinsurance recoverable on paid losses...............     95,465     111,577
  Deferred policy acquisition costs....................     74,909     100,957
  Property and equipment...............................     18,411      18,442
  Income tax receivable................................     17,950      17,950
  Deferred income taxes................................     13,333      19,090
  Other assets.........................................     39,026      35,681
  Goodwill.............................................     14,022      14,292
                                                        ----------  ----------
    Total assets....................................... $1,282,569  $1,347,702
                                                        ==========  ==========
Liabilities:
  Reserves for:
    Losses and loss adjustment expenses................    483,942     504,911
    Unearned premiums..................................    261,988     309,515
                                                        ----------  ----------
    Total Reserves.....................................    745,930     814,426
  Deferred gain on retroactive reinsurance.............      9,248       9,848
  Reinsurance balances payable.........................     57,909      49,028
  Other liabilities....................................     36,746      48,071
  Short term debt......................................     70,000      70,000
  Long term debt.......................................     98,314      98,302
                                                        ----------  ----------
    Total liabilities..................................  1,018,147   1,089,675
Commitments and contingencies (Note C)
  Deferrable Capital Securities........................    100,000     100,000
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized, none
   issued..............................................        --          --
  Common stock, $.01 par value, 32,000,000 shares au-
   thorized, issued: 1999--18,964,322 shares; 1998--
   18,964,322..........................................        190         190
  Additional paid-in capital...........................    154,001     156,465
Accumulated other comprehensive income, net of income
 tax of $3,784 and $4,786 in 1999 and 1998 respective-
 ly....................................................      7,028       8,889
Retained earnings......................................     18,212      10,120
Receivable from issuance of restricted stock...........     (1,961)     (2,045)
Treasury stock.........................................    (13,048)    (15,592)
                                                        ----------  ----------
    Total stockholders' equity.........................    164,422     158,027
                                                        ----------  ----------
    Total liabilities, deferrable capital securities
     and stockholders' equity.......................... $1,282,569  $1,347,702
                                                        ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  (Amounts in thousands except per share data)

                              STATEMENTS OF INCOME

                                                           Three months ended
                                                                March 31
                                                           ---------------------
                                                             1999       1998
                                                           --------  -----------
                                                               (Unaudited)
                                                                     (Restated)
Revenues:
  Net premiums written.................................... $ 60,616  $ 131,885
  Decrease in unearned premiums...........................   63,541      7,408
                                                           --------  ---------
  Net premiums earned.....................................  124,157    139,293
  Net investment income...................................    8,409      9,300
  Gain on sale of assumed reinsurance renewal rights
   lines..................................................   15,000        --
  Other...................................................    1,335      1,250
                                                           --------  ---------
    Total revenues........................................  148,901    149,843
Expenses:
  Losses and loss adjustment expenses incurred............   73,204     90,397
  Policy acquisition expenses.............................   39,246     28,905
  Operating expenses......................................   16,067     17,256
  Premium taxes and fees..................................    1,586      3,135
  Interest on debt........................................    3,757      3,108
  Goodwill amortization...................................      270      1,669
                                                           --------  ---------
    Total expenses........................................  134,130    144,470
Income before income taxes and deferrable capital
 securities...............................................   14,771      5,373
Income taxes..............................................    4,616      1,940
Deferrable capital securities interest, net of income
 tax......................................................    1,362      1,362
                                                           --------  ---------
    Net income............................................ $  8,793  $   2,071
                                                           ========  =========
  Basic net income per common share....................... $    .47  $     .11
                                                           ========  =========
  Diluted net income per common share..................... $    .47  $     .11
                                                           ========  =========
  Dividends declared per common share..................... $    --   $     .04
                                                           ========  =========

                       STATEMENTS OF COMPREHENSIVE INCOME
Net income................................................ $  8,793  $   2,071
Other comprehensive income, net of tax:
  Unrealized gains (losses) on available-for-sale
   securities net of applicable taxes (benefit) of
   $(1,002) and $75 in 1999 and 1998, respectively........   (1,861)       139
                                                           --------  ---------
Comprehensive Income...................................... $  6,932  $   2,210
                                                           ========  =========

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Dollar amounts in thousands)

                                                           Three months ended
                                                                March 31
                                                           --------------------
                                                             1999       1998
                                                           --------  ----------
                                                               (Unaudited)
                                                                     (restated)
Operating Activities:
  Net Income.............................................. $  8,793   $  2,071
  Adjustments to reconcile net income to cash provided
   from operations:
    Change in:
      Loss and LAE reserves...............................  (20,969)   (56,958)
      Unearned premium reserve............................  (47,526)     7,665
      Reinsurance balances payable........................    8,881    (28,783)
      Accrued income taxes................................    7,507     30,444
      Other liabilities...................................  (11,928)    (1,459)
      Premiums in course of collection....................    4,330     44,537
      Reinsurance balances receivable.....................  (17,389)    62,678
      Reinsurance recoverable on paid losses..............   16,113    (35,357)
      Other assets........................................   (2,684)    (1,378)
    Policy acquisition costs amortized....................   39,246     27,945
    Policy acquisition costs deferred.....................  (13,198)   (31,402)
    Amortization and depreciation.........................    1,564      1,492
    Gain on disposition of property, plant and equipment..      (29)      (107)
                                                           --------   --------
      Net cash (used in) provided from operations.........  (27,289)    21,388
Investing Activities:
  Investments sold or matured:
    Fixed maturities available for sale--matured, called
     or sold..............................................   29,778     32,661
  Investments acquired:
    Fixed maturities available for sale...................   (1,000)   (27,824)
  Net increase in short-term investments..................   (8,068)   (23,615)
  Additions to property, plant and equipment..............     (924)    (1,056)
  Dispositions of property, plant and equipment...........       31        227
                                                           --------   --------
      Net cash provided from (used in) investing activi-
       ties...............................................   19,817    (19,607)
Financing Activities:
  Net change of long and short term debt..................      --      24,735
  Dividends paid..........................................     (698)      (691)
  Capital contributions and change in receivable from re-
   stricted stock.........................................     (584)       290
                                                           --------   --------
      Net cash (used in) provided from financing activi-
       ties...............................................   (1,282)    24,334
Increase (decrease) in cash...............................   (8,754)    26,115
Cash at beginning of period...............................   25,321     21,801
                                                           --------   --------
Cash at end of period..................................... $ 16,567   $ 47,916
                                                           ========   ========

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)

Note A--Significant Accounting Policies

  Basis of Presentation: The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles and, in the opinion of management, reflect adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes thereto in the Company's audited consolidated balance sheets as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998 which were filed with the Securities and Exchange Commission on Form 10-K dated April 20,1999. Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders' equity or net income during the period involved except as noted in Note B.

  Income per share: Basic weighted average common shares outstanding for the three month period ended March 31, 1999 and 1998 was 18,691,120 and 18,457,004, respectively. Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares. Diluted weighted average shares outstanding for the three month period ended March 31, 1999 and 1998 was 18,691,120 and 18,873,197, respectively.

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

Note B--Restatement

  The Company determined subsequent to the issuance of the 1997 financial statements, that a specific reinsurance ceded contract entered into in 1997 contains retroactive elements as defined in the Statements of Financial Accounting Standards (SFAS) No. 113 issued by the Financial Accounting Standards Board. A contract is deemed retroactive when an assuming enterprise agrees to reimburse a ceding enterprise for liabilities incurred as a result of a past insurable events. For such contracts, SFAS 113 requires that any initial gain and any benefit due from a reinsurer as a result of retroactively covered losses be deferred in the financial statements of the ceding enterprise and recognized into income over the settlement period of the underlying claims. The Company erroneously recorded a gain on this contract in the fourth quarter of 1997 and has adjusted its previously issued financial statements to appropriately defer and recognize such gain. Analysis of this contract under the recovery method resulted in the following adjustments to the March 31, 1998 financial statements included herein:

                                          As Previously
                                            Reported    Restatement As Restated
                                          ------------- ----------- -----------
   Losses incurred......................    $ 87,627     $ (4,945)   $ 82,682
   Income taxes.........................         209        1,731       1,940
     Net income.........................      (1,146)       3,217       2,071
   Basic net income per common share....    $   (.06)         .17         .11
   Diluted net income per common share..    $   (.06)         .17         .11
   Deferred income taxes................      33,295       (4,200)     29,095
   Deferred gain on retroactive
    reinsurance.........................         --       (12,000)     12,000
   Retained earnings....................     161,958       (7,800)    154,158

  The deferred gain, which is included in the accompanying balance sheet, associated with this contract at December 31, 1998 and March 31, 1999 is $9.8 million and $9.2 million, respectively.

Note C--Contingencies

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

  The Company restated its previously issued financial statements for 1995, 1996 and 1997 and its first quarter 1998 Form 10-Q for the above item by issuance of a current report on Form 8-K dated August 19, 1998. These restatements resulted in a cumulative decrease to stockholder's equity of $75.2 million through March 31, 1998.

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

  The class action lawsuit filed in the Circuit Court of Jefferson County, Alabama has been dismissed and the derivative case has been place on the administrative docket. The class actions filed in the United States District Court for the Northern District of Alabama have been consolidated into a single action in that district. The purported class representatives in that action have filed (a) a consolidated amended complaint alleging that the defendants violated the federal securities laws and (b) a motion for class certification. The consolidated amended complaint also added as defendants Torchmark Corporation and the Company's predecessor auditors, KPMG Peat Marwick, LLP. The consolidated amended complaint alleges various violations of the federal securities law and seeks unspecified but potentially significant damages.

  The Company has notified its directors and officers liability insurance companies of these lawsuits and the consolidated amended complaint. The litigation is still in the preliminary stages and there has been no class certification. The Company intends to vigorously defend this litigation and intends to explore all available rights and remedies it may have under the circumstances. In related litigation, in September, 1998, Cincinnati Insurance Company ("Cincinnati"), one of the Company's directors and officers liability insurance carriers, filed a lawsuit in the United States District Court for the Northern District of Alabama seeking to avoid coverage under its directors and officers liability and other policies. The Company filed a motion to dismiss Cincinnati's complaint on jurisdictional grounds in federal court (which was granted), and filed a lawsuit against Cincinnati in the Circuit Court of Jefferson County, Alabama seeking damages arising out of Cincinnati's actions. Cincinnati has filed an answer and counterclaim in that case again seeking to avoid coverage.

  The Company intends to vigorously resist Cincinnati's efforts to avoid coverage. Because these matters are in their early stages, their ultimate outcome cannot be determined. Accordingly, no provision for any liability that may result there from has been made in the accompanying consolidated financial statements.

  As discussed above, the Company corrected its accounting for assumed reinsurance business through restatement of its previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under the Company's 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. The Company believes such treatment is appropriate under the terms of this treaty and has calculated the quarterly reinsurance billings presented to the treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $75.4 million at March 31, 1999. Two of the three participants have notified the Company that they wish to audit the treaty computations as allowed by the terms of the treaty. The other participant, through various correspondence, has also expressed an interest in obtaining additional data. While management believes its interpretation of the treaty's terms and computations based thereon, are correct, the effects, if any, of participant audits or other actions cannot be determined at this time.

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

Note D--Sale of Assumed Reinsurance Business

  On March 24, 1999, the Company entered into an agreement to transfer certain of its reinsurance assumed business to Hartford Fire Insurance Company (Hart
Re). The agreement calls for the Company to reinsure its North American assumed business underwritten in the Birmingham office with a January 1, 1999 effective date to Hart Re under a 100% quota share treaty and for the Company to use its best efforts to novate the policies to Hart Re and encourage renewals with Hart Re for policies not novated. The Company received $15 million in consideration of the transaction, such payment having been conditioned on certain Company employees entering into employment relationships with Hart Re.

  The Company is exiting the reinsurance assumed business with this transaction and continued conversion or commutation and termination of all other assumed reinsurance business. First quarter results include recognition of recoverables and payables under the terms of the Hart Re agreement and recognition of $15 million as gain associated with the agreement.

Note E--Subsequent Event

  As previously reported in the Company's Form 10-K for the period ended December 31, 1998, A.M. Best, which rates insurance companies based on factors of concern to policyholders, lowered its rating on the Company's insurance subsidiaries on February 24, 1999 to "B++" (Very Good, its fifth highest rating category) from "A-" (Excellent, its fourth highest rating category). Some of the factors noted by A.M. Best as contributing to the downgrade include the Company's operating performance, which was affected in part by heavy catastrophe losses, the Company's debt level, and the uncertainty associated with the Company's then ongoing negotiations with its lenders to amend its credit agreement in light of then existing covenant defaults. The Company determined that the impact of the A.M. Best downgrade on the commercial line of business would necessitate corrective actions in excess of what the marketplace will accept. Therefore, the Company elected to withdraw from certain commercial lines of business in the second quarter of 1999. The Company also determined that the impact of the downgrade on the reinsurance segment significantly impaired the Company's ability to compete effectively in the current reinsurance marketplace. Therefore, effective March 24, 1999 the Company sold certain reinsurance renewal rights to another reinsurer in exchange for $15 million as disclosed in Note D.

  Subsequently on May 3, 1999, A.M. Best has further lowered its rating on the Company's insurance subsidiaries from "B++" to "B" (Fair). As a result of the further downgrade, the Company has elected to withdraw from its remaining commercial lines. Also, the further downgrade may negatively impact the Company's current homeowners lines, and remaining reinsurance lines of business.

Note F--Segment Information

                                                             Period Ended
                                                               March 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Reinsurance operations
  Net premiums earned................................... $   33,166  $   58,356
  Net investment income and realized gain/(loss)........      2,368       3,408
  Other income..........................................     15,000         --
  Underwriting gain (loss)..............................     (3,926)     (2,737)
Personal operations
  Net premiums earned...................................     72,438      62,519
  Net investment income and realized gain/(loss)........      4,809       3,816
  Other income..........................................      1,063         966
  Underwriting gain (loss)..............................     (1,284)     (1,326)
Commercial operations
  Net premiums earned...................................     18,553      18,418
  Net investment income and realized gain/(loss)........      1,232       2,076
  Other income..........................................        272         284
  Underwriting gain (loss)..............................       (736)      3,663
Other operations
  Interest expense......................................      3,757       3,108
  Goodwill..............................................        270       1,669
                                                         ----------  ----------
    Total pretax income (loss) from operations.......... $   14,771  $    5,373
                                                         ==========  ==========
Total indentifiable assets
  Reinsurance operations
    Investments and other assets........................ $  393,400  $  451,667
    Deferred acquisition costs..........................     27,127      57,764
  Personal operations
    Investments and other assets........................    528,421     520,200
    Deferred acquisition costs..........................     39,644      35,465
  Commercial operations
    Investments and other assets........................    285,839     274,878
    Deferred acquisition costs..........................      8,138       7,728
                                                         ----------  ----------
      Total assets...................................... $1,282,569  $1,347,702
                                                         ==========  ==========

      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations

  Vesta Insurance Group, Inc. (the "Company" or "Vesta") is a holding company for a group of property and casualty insurance companies (the "Vesta Group"). The Company writes treaty reinsurance and primary insurance on selected personal and commercial lines risks. In its reinsurance operations, the Company focuses principally on property coverages, for which ultimate losses generally can be more promptly determined than on casualty risks. In the past, the Company's primary operations have emphasized writing property coverages more than liability. With the addition of the liability portions of the Shelby automobile lines, the Company's writings are also now more evenly balanced between property and liability exposures. The Company's revenues from operations are derived primarily from net premiums earned on risks written or reinsured by the Company, investment income and investment gains or losses, while expenses consist primarily of payments for claim losses and underwriting expenses, including agents' commissions and operating expenses.

Known Trends and Uncertainties

  The financial position, results of operations, and cash flows of property and casualty insurers have historically been subject to significant fluctuations due to competition, A.M. Best ratings, and other factors. Certain known trends and uncertainties which may affect future results of the Company are discussed more fully below.

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

  Adverse impacts of insurance rating downgrades: A.M. Best, which rates insurance companies based on factors of concern to policy holders, recently lowered it rating on the Company's insurance subsidiaries from "B++" to "B". See Note E of consolidated financial statement for further information.

  Litigation: See Part II, Item 1 for discussion of current status of litigation.

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

 Comparison of First Quarter 1999 to First Quarter 1998

  Net income increased by $6.7 million, or 324.6%, to $8.8 million for the quarter ended March 31, 1999, from $2.1 million for the quarter ended March 31, 1998. On a diluted per share basis, net income for the first quarter of 1999 was $.47 per share versus net income of $.11 per share for the first quarter of 1998. The increase in net income is primarily attributable to a $9.8 million after tax gain from the sale of certain reinsurance renewal rights in the reinsurance segment partially offset by declines in operating income.

 Premiums, Loss and LAE--Personal Lines

  Gross premiums written for personal lines decreased by $12.7 million, or 14.7%, to $73.9 million for the quarter ended March 31, 1999, from $86.6 million for the quarter ended March 31, 1998. The decline in personal lines gross written premiums is primarily attributable to declines in the Financial Services.

  Net premiums written for personal lines increased by $4.7 million, or 7.7%, to $65.9 million for the quarter ended March 31, 1999, from $61.2 million for the quarter ended March 31, 1998. Net premiums earned for personal lines increased $9.9 million, or 15.8% to $72.4 million for the quarter ended March 31, 1999, from $62.5 million for the quarter ended March 31, 1998. The increase in net premiums written and net premiums earned was largely attributable to the termination on a run off basis of the 20% whole account quota share treaty effective July 1, 1998.

  Loss and loss adjustment expenses ("LAE") for personal lines increased by $5.3 million, or 12.8%, to $46.6 million for the quarter ended March 31, 1999, from $41.3 million for the quarter ended March 31, 1998. The loss and LAE ratio for personal lines for the quarter ended March 31, 1999 was 64.3% as compared to 66.1% at March 31, 1998. The increase in the loss and LAE is primarily attributable to an increase in net earned premium.

 Premiums, Loss and LAE--Commercial Lines

  Gross premiums written for commercial lines decreased by $12.1 million, or 32.8%, to $24.8 million for the quarter ended March 31, 1999, from $36.9 million for the quarter ended March 31, 1998, The decrease in gross premiums for commercial lines is primarily attributable to declining volume in the Shelby operations.

  Net premiums written for commercial lines increased by $.4 million or 2.4%, to $17.0 million for the quarter ended March 31, 1999, from $16.6 million for the quarter ended March 31, 1998. Net premiums earned for commercial lines increased by $.2 million, or 1.1%, to $18.6 million for the quarter ended March 31, 1999, from $18.4 million for the quarter ended March 31, 1998.

  Loss and LAE for commercial lines increased by $4.5 million, or 64.3%, to $11.5 million for the quarter ended March 31, 1999, from $7.0 million for the quarter ended March 31, 1998. The loss and LAE ratio for the quarter ended March 31, 1999 was 61.8% as compared to 38.0% for the quarter ended March 31, 1998. The increase in loss and LAE and the loss ratio is primarily attributable to increased catastrophe losses of $2.4 million and increased pricing pressure in the commercial insurance market.

 Premiums, Loss and LAE--Reinsurance

  Gross premiums written for reinsurance decreased by $80.2 million, or 73.1% to $29.5 million for the quarter ended March 31, 1999 from $109.7 million for the quarter ended March 31, 1998. The decrease was primarily attributable to the renegotiation and commutation of several large reinsurance contracts.

  Net premiums written for reinsurance decreased by $76.4 million, or 141.2% to ($22.3) million for the quarter ended March 31, 1999 from $54.1 million for the quarter ended March 31, 1998. The decline in net written premiums for reinsurance is primarily attributable to the decline in gross written premiums and the 100% reinsurance quota share treaty entered into effective January 1, 1999. Net premiums earned decreased $25.2 million, or 43.1% to $33.2 million for the quarter ended March 31, 1998, from $58.4 million for the quarter ended March 31, 1998.

  Loss and LAE for reinsurance decreased by $27.0 million, or 64.1%, to $15.1 million for the quarter ended March 31, 1999, from $42.1 million for the quarter ended March 31, 1998. The loss and LAE ratio for reinsurance for the quarter ended March 31, 1999 was 45.6% as compared to 72.1% for the quarter ended March 31, 1998. The decrease in the loss and LAE ratio was primarily due to an increased percentage being ceded to the retrocessionares pursuant to the Company's ceded reinsurance program including the 100% quota share reinsurance treaty.

 Policy Acquisition Expenses and Other Expenses

  Policy acquisition expenses increased by $10.3 million, or 35.6% to $39.2 million for the quarter ended March 31, 1999, from $28.9 million for the quarter ended March 31, 1998. The increase in policy acquisition expenses is primarily attributable to write down of deferred acquisitions costs in reinsurance due to large declines in unearned premium reserves, as well as low loss ratios in the reinsurance lines which resulted in increased contingent commissions for the quarter. Other expenses include operating expenses not directly related to the generation of premium revenue, premium taxes and fees, interest on debt and goodwill amortization. Operating expenses decreased $1.2 million. Premium taxes and fees decreased by $1.5 million. The decrease in premium taxes and fees is directly related to the decrease in primary gross premiums written. These factors caused the underwriting expense ratio to increase from 35.4% in the first quarter of 1998 to 45.8% in the first quarter of 1999. Goodwill amortization decreased $1.4 million. The decrease in goodwill amortization is attributable to the effect of the 1998 fourth quarter write down of $74.5 million of goodwill acquired on June 30, 1997 in connection with the Shelby acquisition.

 Net Investment Income

  Net investment income decreased by $.9 million, or 9.7%, to $8.4 million for the quarter ended March 31, 1999, from $9.3 million for the quarter ended March 31, 1998. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.0% for the quarter ended March 31, 1999, compared with 5.93% for the quarter ended March 31, 1998. The decrease in net investment income is primarily attributable to a decrease in average invested assets.

 Federal Income Taxes

  Federal income taxes increased by $2.7 million, or 142.1%, to $4.6 million for the quarter ended March 31, 1999. The effective rate on pre-tax income decreased from 35.2% to 31.1% for the quarter ended March 31, 1999. The decrease in the effective rate is primarily attributable to the decrease in non-deductible goodwill amortization.

 Net Income

  For the reasons discussed above, net income increased by $6.7 million, or 324.6%, to $8.8 million for the quarter ended March 31, 1999, from $2.1 million for the quarter ended March 31, 1998.

Liquidity and Capital Resources

  The Company is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Group, a group of wholly owned property and casualty insurance companies including Vesta Fire. The insurance subsidiaries comprising the Vesta Group are individually supervised by various state insurance regulators. Vesta Fire is the principal operating subsidiary of the Company.

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

  As of March 31, 1999, the Company had borrowed $70 million under its $200 million line of credit for general corporate purposes and for a capital contribution of $25 million to the Company's principal insurance subsidiary, Vesta Fire. The credit agreement related to this line of credit contained certain covenants that require, among other things, the Company to maintain a certain consolidated net worth ("Consolidated Net Worth Covenant"), maintain a certain amount of earnings before interest and taxes available for the payment of interest and dividend expense, ("Fixed Charge Coverage Ratio"), cause each insurance subsidiary to maintain a certain total adjusted statutory capital, ("Adjusted Statutory Capital Covenant"), and that limits the amount of indebtedness of the companies. As of March 31, 1999, the Company was not in compliance with all of its financial covenants.

  Subsequent to March 31, 1999, the Company's banks agreed to amend the covenants and waive any event of default arising from non-compliance with the covenants as of March 31, 1999. The amended credit facility was restructured into a $70 million senior revolving credit facility, maturing July 31, 2000 (the "Amended Facility"). The interest rate on the Amended Facility will be the prime rate plus 1%, provided that from and after September 30, 1999 the rate shall be increased to the prime rate plus 3% if the Company has not made permanent principal prepayments on the Amended Facility aggregating at least $25 million. The Company will also pay the banks a 1% Commitment Fee on all of the used and unused commitments under the Amended Facility.

  The Amended Facility required the Company to make a closing principal prepayment of $15 million less transaction expenses, the net amount of which reduces the obligation to make permanent principal payment aggregating $25 million. The amended Facility also provides for warrants equal to approximately 6.6% of the Company's outstanding shares being issued to the banks participating on the Amended Facility, which become exercisable in the event the Company does not make $25 million, inclusive of the $15 million less closing expenses paid at closing, of permanent principal prepayments on the facility by March 15, 2000.

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

  The principal sources of funds for the Company's insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. On a consolidated basis, net cash (used in) provided from operations for the quarter ended March 31, 1999 and 1998, was ($26.7) million and $21.4 million, respectively.

  As of March 31, 1999, the Company's investment portfolio consisted of short-term investments (23.7%), U.S. Government securities (12.0%), mortgage-backed securities (14.5%), corporate bonds (25.8%), foreign government securities (0.6%), municipal bonds (19.7%) and equity securities (3.8%). The Company expects current cash flow to be sufficient to meet operating needs, although invested assets have been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs. Beginning in June of each year, the Company begins to increase its holdings of cash and short-term investments. This practice facilitates the Company's ability to meet its higher short-term cash needs during the hurricane season.

  On January 31, 1997, Vesta Capital Trust I, a Delaware business trust controlled by the Company, sold $100 million of its 8.525% Capital Securities. These securities have a 30 year maturity and are not redeemable except in certain limited circumstances. Theses securities were sold in a private placement transaction to qualified institutional buyers and were not registered under Securities Act of 1993 pursuant to an exemption from registration provided by Rule 144A promulgated thereunder. A portion of the proceeds from the sale of these capital securities were used to repay indebtedness under the Company's existing lines of credit and the remainder is for general corporate purposes. As noted earlier, the Company has agreed, pursuant to the Amended Facility, to defer distributions on these Capital Securities pending satisfaction of certain financial commitments to its lenders.

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

Market Risk of Financial Instruments

  Vesta's principal assets are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. The Company's primary risk exposures are interest rate risk on fixed maturity investments and equity price risk for domestic stocks. Vesta manages its exposure to market risk by selecting investment assets with characteristics such as duration, yield and liquidity to reflect the underlying characteristics of the related insurance.

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

  The third phase of the Y2K effort was the Pilot Project Phase that purpose of which was to test/prove the Y2K methodology developed in the prior phase. The Company selected the reinsurance system as the application to be made Y2K compliant as the Pilot System. This effort began in March, 1997 and was completed in June, 1997.

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

  The fifth phase of the Y2K effort was the All Systems Project Phase the purpose of which was to convert the core insurance processing systems to Y2K compliance. Additional personnel were added to the effort for the primary purpose of testing and validating results. This effort, which was completed on August 3, 1998 completed the conversion/migration of all the Company's in-house developed system to Y2K compliance.

  The Post-Implementation Support and Assurance Phase includes continued monitoring of Y2K compliance and executing programs to test compliance.

  The Shelby Insurance Companies (SIC) had migrated its commercial lines, claims, and billing applications to Policy Management Systems Corporation's
(PMSC) Y2K compliant systems prior to its acquisition in 1997. SIC's personal lines and other miscellaneous internally developed systems remain to be converted to their Y2K counterpart. The migration effort was completed in October, 1998. Presently, the core insurance processing systems for SIC are Y2K compliant while work remains with respect to miscellaneous in-house developed systems. PMSC will continue to test all systems through 1999.

  As of March 31, 1999, the Company had spent approximately $6.0 million to bring its systems to Y2K compliance. The Company estimates it will incur an additional $1.5 million to complete Y2K readiness efforts (i.e., upgrade PC hardware, servers, routers, PC related software, etc.). These costs do not include contingency planning and implementation of contingency plans.

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

  The Company is currently developing it Y2K contingency plans for its business areas by developing detailed plans to allow the Company to process its business should one or more systems, internal and/or external, cause a disruption in the normal daily processing. Such plans are scheduled to be completed by June, 1999, and tested by the user community in the third quarter of 1999.

  The failure to correct a material Y2K problem could result in an interruption in, or failure of, the normal business operations of the Company including the disruption or delay in premium or claim processing and the disruption in service to its customers. Also the inability to be Y2K compliant of significant third-party providers of the Company and SIC could result in an interruption in the normal business operations. Due to the general uncertainty inherent in the Y2K problem, such failures could materially and adversely affect the Company's financial position, result of operations and liquidity.

  The Y2K issue is also a concern from an underwriting standpoint regarding the extent of liability for coverage under various general liability, property and directors and officers liability and product policies. The Company believes that minimal as commercial lines business has historically excluded any manufacturing risks which produce computer and computer dependent products.

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

                                    PART II

                           Item 1. Legal Proceedings

  Subsequent to the filing of its quarterly report on Form 10-Q for the period ended March 31, 1998 with the Securities and Exchange Commission, the Company became aware of certain accounting irregularities consisting of inappropriate reductions of reserves and overstatements of premium income in the Company's reinsurance business that had been recorded in the fourth quarter of 1997 and the first quarter of 1998. The Company promptly commenced an internal investigation to determine the exact scope and amount of such reductions and overstatements. This investigation concluded that inappropriate amounts had, in fact, been recorded and the Company determined it should restate its previously issued 1997 financial statements and first quarter 1997 Form 10-Q. Additionally, during its internal investigation the Company re-evaluated the accounting methodology being utilized to recognize earned premium income in its reinsurance business. The Company had historically reported certain assumed reinsurance premiums as earned in the year in which the related reinsurance contracts were entered even though the terms of those contracts frequently bridged two years. The Company determined that reinsurance premiums should be recognized as earned over the contract period and corrected the error in its accounting methodology by restating previously issued financial statements. The Company issued press releases, which were filed with the Securities and Exchange Commission, on June 1, 1998 and June 29, 1998 announcing its intention to restate its historical financial statements.

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

  The Company has notified its directors and officers liability insurance companies of these lawsuits and the consolidated amended complaint. The litigation is still in the preliminary states and there has been no discovery or class certification. The Company intends to vigorously to defend this litigation and intends to explore all available rights and remedies it may have under the circumstances. In related litigation, in September, 1998, Cincinnati Insurance Company ("Cincinnati"), one of the Company's directors and officers liability insurance carriers, filed a lawsuit in the United States District Court for the Northern District of Alabama seeking to avoid coverage under its directors and officers liability and other policies. The Company filed a motion to dismiss Cincinnati's complaint on jurisdictional grounds in federal court (which was granted), and filed a law suit against Cincinnati in the Circuit court of Jefferson County, Alabama seeking damages arising out of Cincinnati's actions. Cincinnati has filed an answer and counterclaim in that case again seeking to avoid coverage. The Company intends to vigorously resist Cincinnati's efforts to avoid coverage. Because these matters are in the early states, their ultimate outcome cannot be determined. Accordingly, no provision for any liability that may result therefrom has been made in the accompanying consolidated financial statements.

  As discussed above, the Company corrected its accounting for assumed reinsurance business through restatement of its previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under the Company's 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. The Company believes such treatment is appropriate under the terms of this treaty and has calculated the quarterly reinsurance billings presented to the treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $75.4 million at December 31, 1998. Two of the three participants have notified the Company that they wish to audit the treaty computations as allowed by the terms of the treaty. The other participant, through various correspondence, has also expressed an interest in obtaining additional data. While management believes its interpretation of the treaty's terms and computations based thereon, are correct, the effects, if any, of participants audits or other actions cannot be determined at this time.

  The Company, through its subsidiaries, is routinely a party to pending or threatened legal proceedings and arbitration. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other causes of action. These lawsuits may include claims for punitive damages in addition to other specified relief. Based upon information presently available, and in light of legal and other defenses available to the Company and its subsidiaries, management does not consider liability from any threatened or pending litigation or arbitration to be material.

Item 2. Changes in Securities

  None.

Item 3. Defaults Upon Senior Securities

  As of December 31, 1998, the Company had borrowed $70 million under its $200 million line of credit for general corporate purposes and for a capital contribution of $25 million to the Company's principal insurance subsidiary, Vesta Fire. The credit agreement related to this line of credit contained certain covenants that require, among other things, the Company to maintain a certain consolidated net worth ("Consolidated Net Worth Covenant"), maintain a certain amount of earnings before interest and taxes available for the payment of interest and dividend expense, ("Fixed Charge Coverage Ratio"), cause each insurance subsidiary to maintain a certain total adjusted statutory capital, ("Adjusted Statutory Capital Covenant"), and that limits the amount of indebtedness of the companies. As of December 31, 1998, the Company was not in compliance with all of its financial covenants.

  Subsequent to March 31, 1999, the Company's banks agreed to amend the covenants and waive any event of default arising from non-compliance with the covenants as of March 31, 1999. The amended credit facility was restructured into a $70 million senior revolving credit facility, maturing July 31, 2000 ("the "Amended Facility"). The interest rate on the Amended Facility will be the prime rate plus 1%, Provided that from and after September 30, 1999 the rate shall be increased to the prime rate plus 3% if the Company has not made permanent principal prepayments on the Amended Facility aggregating at least $25 million. The Company will also pay the banks a 1% Commitment Fee on all of the used and unused commitments under the Amended Facility.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 5. Other Information

  None.

                                 EXHIBITS INDEX

 Exhibit No.                             Description
 -----------                             -----------
    2.1      Agreement, dated March 24, 1999, by and among Hartford Fire
             Insurance Company, J. Gordon Gaines, Inc. and Vesta Fire Insurance
             Corporation. (filed as an exhibit to the Company's Form 8-K, filed on March 25, 1999, and Incorporated herein by reference (File No.
             112338)).

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

 Exhibit No.                             Description
 -----------                             -----------
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

   10.15 Commercial/Personal Property Risk Excess Reinsurance Contracts, dated July 1, 1993, constituting the Company's Direct Per Risk
             Treaty Program, between Vesta Fire Insurance Corporation, and its subsidiary and affiliated companies and various reinsurers (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group,
             Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338)) renewed July 1, 1997.

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

 Exhibit No.                             Description
 -----------                             -----------
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

   10.21     Amended and Restated Credit Agreement between Vesta Insurance
             Group, Inc. and Southtrust Bank of Alabama, N.A., ABN Amro Bank
             B.V., Bank of Tokyo-Mitsubishi Trust Company, The First National
             Bank of Chicago, Wachovia Bank of Georgia, N.A. and First Union
             National Bank of North Carolina (as agent), dated April, 1997
             (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997, and incorporated herein by reference (File No. 1-12338)).

   10.22     First amendment, dated April 14, 1999, to amended and Restated
             Credit Agreement between Vesta Insurance Group, Inc. and
             Southtrust Bank of Alabama, N.A., ABN Amro Bank B.V., Bank of
             Tokyo-Mitsubishi Trust Company, The First National Bank of
             Chicago, Wachovia Bank of Georgia, N.A. and First Union National
             Bank of North Carolina (as agent), dated April 8, 1997 (filed as an exhibit to the Company's Form 10-K for the period ended
             December 31, 1998, filed on April 19, 1999, and incorporated herein by reference (File No. 1-12338)).

   10.23     Stock Purchase Agreement between Anthem Casualty Insurance Group,
             Inc. and Vesta Insurance Group, Inc., Dated April 23, 1997 (filed as an exhibit to the Company's Form 10-Q for the year ended
             September 30, 1997, filed on November 13, 1997 and incorporated herein by reference (File No. 1-12338)).

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

--------
*  These are the Company's compensatory plans.

b) Reports on Form 8-K.

  On March 25, 1999, the Company announced that Vesta Fire Insurance Corporation and J. Gordon Gaines, Inc., each wholly owned subsidiaries of the Company, consummated a transaction contemplated by an agreement with Hartford Fire Insurance Company. Pursuant to the Agreement, Seller will use its best efforts to cause all reinsurance assumed by seller under reinsurance contracts presently in force, with certain exceptions, as well as a portion of Vesta's retrocessinal program currently in effect and covering Vesta's potential exposure under the 1999 contracts, to be transferred to Hartford Fire Insurance Company.

Exhibit 11. Statement re computation of per share earnings

                          VESTA INSURANCE GROUP, INC.

                       COMPUTATION OF EARNINGS PER SHARE

                                                                 Period Ended
                                                                  March 31,
                                                               ----------------
                                                                1999     1998
                                                               ------- --------
                                                                (in thousands
                                                               except per share
                                                                    data)
                                                                       restated
BASIC EARNINGS PER SHARE:
 Weighted average common shares outstanding...................  18,691  18,457
 Net income................................................... $ 8,793 $ 2,071
 Basic earnings per share..................................... $  0.47 $  0.11
DILUTED EARNINGS PER SHARE:
 Weighted average common shares outstanding...................  18,691  18,457
 Net effect of the assumed exercise of stock options and
  nonvested restricted stock-based on the treasury stock
  method using average market price for the year..............       0     416
                                                               ------- -------
 Total weighted average common shares and common stock
  equivalents outstanding.....................................  18,691  18,873
 Net income................................................... $ 8,793 $ 2,071
 Diluted earnings per share................................... $  0.47 $  0.11
                                                               ======= =======

                                  SIGNATURES

  Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Vesta Insurance Group, Inc.

Date: May 14, 1999                                  /s/ James E. Tait
                                          _____________________________________
                                                      James E. Tait
                                                Executive Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)


Date: May 14, 1999                                 /s/ W. Perry Cronin
                                          _____________________________________
                                                     W. Perry Cronin
                                                  Senior Vice President
                                                     and Controller
                                             (Principal Accounting Officer)