Form 10-Q
period 1999-06-30
VESTA INSURANCE GROUP INC
filed 1999-08-13
CIK 911576

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

      The number of shares outstanding of the registrant's common stock,
                     $.01 par value, as of August 12, 1999
                                  18,675,832

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          VESTA INSURANCE GROUP, INC.

                                     INDEX

     PART I   FINANCIAL INFORMATION
     ------   ---------------------
     Item 1.  Financial Statements:
              Consolidated Balance Sheets at June 30, 1999 and
              December 31, 1998..................................................... 1
              Consolidated Statements of Operations and Comprehensive Income for the
              Three Months and Six Months Ended June 30, 1999 and 1998.............. 2
              Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1999 and 1998............................... 3
              Notes to Consolidated Financial Statements............................ 4
     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations......................... 9
     PART II  OTHER INFORMATION
     -------  -----------------
     Item 1.  Legal Proceedings..................................................... 18
     Item 2.  Changes in Securities................................................. 19
     Item 3.  Defaults Upon Senior Securities....................................... 19
     Item 4.  Submission of Matters to a Vote of Security Holders................... 20
     Item 5.  Other Information.....................................................
     Item 6.  Exhibits and Reports on Form 8-K......................................

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                          VESTA INSURANCE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                        JUNE 30,    DECEMBER 31,
                                                          1999          1998
                                                       -----------  ------------
                                                       (UNAUDITED)
Assets:
 Investments:
  Fixed maturities available for sale--at fair value
   (cost: 1999--$402,175;
   1998--$446,516)....................................  $ 397,474     $ 457,219
  Equity securities--at fair value: (cost: 1999--
   $1,540; 1998--$18,127).............................      4,121        21,099
  Short-term investments..............................    140,617       131,029
                                                       ----------    ----------
  Total investments...................................    542,212       609,347
 Cash.................................................     28,723        25,321
 Accrued investment income............................      6,444         7,194
 Premiums in course of collection.....................     91,457       121,948
 Reinsurance balances receivable......................    223,083       265,903
 Reinsurance recoverable on paid losses...............     76,550       111,577
 Deferred policy acquisition costs....................     69,863       100,957
 Property and equipment...............................     17,904        18,442
 Income tax receivable................................        --         17,950
 Deferred income taxes................................     19,493        19,090
 Other assets.........................................     15,577        35,681
 Goodwill.............................................     13,818        14,292
                                                       ----------    ----------
  Total assets........................................ $1,105,124    $1,347,702
                                                       ==========    ==========
Liabilities:
 Reserves for:
 Losses and loss adjustment expenses.................. $  426,594    $  504,911
 Unearned premiums....................................    209,284       309,515
                                                       ----------    ----------
                                                          635,878       814,426
 Deferred gain on retroactive reinsurance.............      7,254         9,848
 Reinsurance balances payable.........................     15,976        49,028
 Other liabilities....................................     31,486        48,071
 Short term debt......................................     55,660        70,000
 Long term debt.......................................     98,325        98,302
                                                       ----------    ----------
  Total liabilities...................................    844,579     1,089,675
Commitments and contingencies: See Note C
 Deferrable Capital Securities........................    100,000       100,000
Stockholders' equity
 Preferred stock, 5,000,000 shares authorized, none
  issued..............................................        --            --
 Common stock, $.01 par value, 32,000,000 shares au-
  thorized,
  issued: 1999--18,964,322 shares; 1998--18,964,322...        190           190
 Additional paid-in capital...........................    154,001       156,465
 Accumulated other Comprehensive Income, net of appli-
  cable taxes (benefit) of $(742) and $4,786 in 1999
  and 1998, respectively..............................     (1,378)        8,889
 Retained earnings....................................     22,716        10,120
 Receivable from issuance of restricted stock.........     (1,936)       (2,045)
 Treasury stock.......................................    (13,048)      (15,592)
                                                       ----------    ----------
  Total stockholders' equity..........................    160,545       158,027
                                                       ----------    ----------
  Total liabilities and stockholders' equity.......... $1,105,124    $1,347,702
                                                       ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                            STATEMENTS OF OPERATIONS

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30,            JUNE 30,
                                       ------------------- -------------------
                                        1999       1998      1999      1998
                                       -------  ---------- --------  ---------
                                                (RESTATED)           (RESTATED)
                                           (UNAUDITED)         (UNAUDITED)
Revenues:
 Net premiums written................. $92,835   $169,292  $153,451  $301,177
 (Increase) decrease in unearned pre-
  miums...............................   8,348     (5,216)   71,889     2,192
                                       -------   --------  --------  --------
 Net premiums earned.................. 101,183    164,076   225,340   303,369
 Net investment income................   7,896      8,800    16,305    18,100
 Gain on sale of assumed reinsurance
  renewal rights......................     --         --     15,000       --
 Other, including realized gains and
  losses..............................   7,870      1,843     9,205     3,093
                                       -------   --------  --------  --------
  Total revenues...................... 116,949    174,719   265,850   324,562
Expenses:
 Loss and loss adjustment expenses in-
  curred..............................  72,005    113,894   145,209   204,291
 Policy acquisition expenses..........  17,131     63,681    57,963    95,721
 Operating expenses...................  15,899     17,330    31,966    34,586
 Interest on debt.....................   3,346      3,345     7,103     6,453
 Goodwill amortization................     270      1,611       540     3,280
                                       -------   --------  --------  --------
  Total expenses...................... 108,651    199,861   242,781   344,331
Income (loss) before income taxes and
 deferrable
 capital securities...................   8,298    (25,142)   23,069   (19,769)
Income taxes (benefit)................   2,433     (9,319)    7,049    (7,379)
Deferrable capital securities inter-
 est, net of income tax...............   1,362      1,362     2,724     2,724
                                       -------   --------  --------  --------
  Net income (loss)................... $ 4,503   $(17,185) $ 13,296  $(15,114)
                                       =======   ========  ========  ========
 Basic net income (loss) per common
  share............................... $   .24   $   (.93) $    .71  $   (.82)
                                       =======   ========  ========  ========
 Diluted net income (loss) per common
  share............................... $   .24   $   (.93) $    .71  $   (.82)
                                       =======   ========  ========  ========
 Dividends declared per common share..     --    $    .04       --   $    .08
                                       =======   ========  ========  ========

STATEMENTS OF COMPREHENSIVE INCOME

Net income (loss)..................... $ 4,503   $(17,185) $ 13,296  $(15,114)
Other comprehensive income, net of
 tax:
 Unrealized holding gains (losses) on
  available-for-sale
  securities, net of applicable taxes
  (benefit) of $(340), $(26), $(1,342)
  and $122, respectively..............    (631)      (48)    (2,492)      226
 Less realized gains on available-for-
  sale securities, net of
  applicable taxes of $2,256, $0,
  $2,252 and $73, respectively........   4,182        --      4,182       135
                                       -------   --------  --------  --------
                                        (4,813)       (48)   (6,674)       91
Comprehensive income (loss)........... $  (310)  $(17,233) $  6,622  $(15,023)
                                       =======   ========  ========  ========

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          ---------------------
                                                            1999        1998
                                                          ---------  ----------
                                                                     (RESTATED)
                                                              (UNAUDITED)
Operating Activities:
 Net income (loss)....................................... $  13,296   $(15,114)
 Adjustments to reconcile net income to cash from operat-
  ing activities:
  Change in:
   Loss and LAE reserves.................................   (78,317)     3,097
   Unearned premium reserve..............................  (100,230)    13,029
   Reinsurance balances payable..........................   (33,053)    28,313
   Accrued income taxes..................................    23,124     11,502
   Other liabilities.....................................   (17,458)   (33,249)
   Premiums in course of collection......................    30,491     (5,639)
   Reinsurance balances receivable.......................    42,819     31,351
   Reinsurance recoverable on paid losses................    35,027    (56,766)
   Other assets..........................................    21,014      7,413
  Policy acquisition costs deferred......................   (15,581)   (66,867)
  Policy acquisition costs amortized.....................    44,951     64,264
  Amortization and depreciation..........................     3,170      5,935
  Investment gains.......................................    (6,117)      (135)
  (Gain) Loss on disposition of property, plant and
   equipment.............................................      (370)       173
                                                          ---------   --------
   Net cash (used in) operating activities...............   (37,234)   (12,693)
Investing Activities:
 Investments sold or matured:
 Fixed maturities available for sale-matured, called.....   153,138     78,386
 Equity securities.......................................    18,284        --
Investments acquired:
 Fixed maturities available for sale.....................  (104,155)   (59,820)
 Equity securities.......................................         0     (4,119)
Net increase in short-term investments...................    (9,587)   (40,706)
Additions to property, plant and equipment...............    (1,588)    (2,237)
Dispositions of property, plant and equipment............       777        292
                                                          ---------   --------
  Net cash provided from (used in) investing activities..    56,869    (28,204)
Financing Activities:
 Issuance (repayment) of long and short term debt........   (14,976)    24,747
 Dividends paid..........................................      (698)    (1,379)
 Capital contributions from exercising options...........      (559)     1,298
                                                          ---------   --------
  Net cash provided from financing activities............   (16,233)    24,666
Increase (Decrease) in cash..............................     3,402    (16,231)
Cash at beginning of year................................    25,321     21,801
                                                          ---------   --------
Cash at end of period.................................... $  28,723   $  5,570
                                                          =========   ========

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation: The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the restated financial statements and related notes which have been issued by the Company and filed with the Securities and Exchange Commission (see Note B below). Amounts in the prior financial statements presented have been adjusted in order to conform to the restatement. There were no adjustments to the Company's Statement of Operations for the three months or the six months ended June 30, 1999.

  Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders' equity or net income during the period involved.

  Income per share: Basic weighted average common shares outstanding for the six month period ended June 30, 1999 and 1998 was 18,685,631 and 18,454,982 respectively. Basic weighted average common shares outstanding for the three month period ended June 30, 1999 and 1998 was 18,680,202 and 18,453,010, respectively. Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares except when the additional shares would produce anti-dilutive results. Diluted weighted average shares outstanding for the six month period ended June 30, 1999 and 1998 was 18,685,631 and 18,454,982, respectively. Diluted weighted average shares outstanding for the three month period ended June 30, 1999 and 1998 was 18,680,202 and 18,453,010, respectively.

  Recently Issued Accounting Standards: In December 1997, the ACSEC issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments." SOP 97-3 provides guidance on when an insurance enterprise should recognize a liability for guaranty fund or other assessments and how to measure the liability. SOP 97-3 was effective January 1, 1999. The adoption of SOP 97-3 did not have a significant impact on Vesta's consolidated operating results or financial position.

                          VESTA INSURANCE GROUP, INC.

NOTE B--RESTATEMENT OF FINANCIAL STATEMENTS

  The Company determined subsequent to the issuance of the 1997 financial statements, that a specific reinsurance ceded contract entered into in 1997 contains retroactive elements as defined in SFAS 113. A contract is deemed retroactive when an assuming enterprise agrees to reimburse a ceding enterprise for liabilities incurred as a result of a past insurable events. For such contracts, SFAS 113 requires that any initial gain and any benefit due from a reinsurer as a result of subsequent covered losses be deferred in the financial statements of the ceding enterprise and recognized into income over the settlement period of the underlying claims. The Company erroneously recorded a gain on this contract in the fourth quarter of 1997 and has adjusted its previously issued financial statements to appropriately defer and recognize such gain. Analysis of this contract under the recovery method resulted in the following adjustments to the six month period June 30, 1998 financial statements included herein:

                                           AS PREVIOUSLY
                                             REPORTED    RESTATEMENT AS RESTATED
                                           ------------- ----------- -----------
 Losses incurred and loss adjustment ex-
  penses.................................    $204,243     $     48    $204,291
Income taxes.............................      (7,360)         (19)     (7,379)
  Net income.............................     (15,085)         (29)    (15,114)
Basic net income per common share........        (.82)         --         (.82)
Diluted net income per common share......        (.82)         --         (.82)
Deferred income taxes....................      23,628       (5,947)     17,681
Deferred gain on retroactive reinsurance.      (5,947)     (16,994)    (16,994)
Retained earnings........................     148,622      (11,047)    137,575

  The deferred gain, which is included in the accompanying balance sheets, associated with this contract at December 31, 1998 and June 30, 1999 is $9.8 million and $7.3 million, respectively.

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

  The Company restated its previously issued financial statements for 1995, 1996 and 1997 and its first quarter 1998 Form 10-Q for the above items by issuance of a current report on Form 8-K dated August 19, 1998. These restatements resulted in a cumulative decrease to stockholder's equity of $75.2 million through March 31, 1998.

                          VESTA INSURANCE GROUP, INC.

  Commencing in June, 1998, Vesta and several of its current and former officers and directors were named in several purported class action lawsuits in the United States District Court for the Northern District of Alabama and in one purported class action lawsuit in the Circuit Court of Jefferson County, Alabama. Several of Vesta's officers and directors also have been named in a derivative action lawsuit in the Circuit Court of Jefferson County, Alabama, in which Vesta is a nominal defendant.

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

  As discussed above, the Company corrected its accounting for assumed reinsurance business through restatement of its previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under the Company's 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. The Company believes such treatment is appropriate under the terms of this treaty and has calculated the quarterly reinsurance billings presented to the treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $54.0 million at June 30, 1999. The Company has collected $34.5 million from NRMA, the largest participant on the treaty through the draw down of a letter of credit which was required to be posted since NRMA is a foreign reinsurer. NRMA has filed a lawsuit in the United States District Court for the Northern District of Alabama contesting the Company's claim and the validity of the treaty, and is seeking return of the $34.5 million. The Company has filed a demand for arbitration as provided for in the treaty and has filed a motion to compel arbitration which is currently pending in the United States District Court action. The Company recently filed for arbitration against the other two participants on the treaty. While mangement believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in their early stages and their ultimate outcome cannot be determined at this time.

                          VESTA INSURANCE GROUP, INC.

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

  As previously reported in the Company's Form 10-K for the period ended December 31, 1998, A.M. Best, which rates insurance companies based on factors of concern to policyholders, lowered its rating on the Company's insurance subsidiaries on February 24, 1999 to "B++" (Very Good, its fifth highest rating category) from "A-" (Excellent, its fourth highest rating category). Some of the factors noted by A.M. Best as contributing to the downgrade include the Company's operating performance, which was affected in part by heavy catastrophe losses, the Company's debt level, and the uncertainty associated with the Company's then ongoing negotiations with its lenders to amend its credit agreement in light of then existing covenant defaults. The Company determined that the impact of the A.M. Best downgrade on the commercial line of business would necessitate corrective actions in excess of what the marketplace will accept. Therefore, the Company elected to withdraw from certain commercial lines of business in the second quarter of 1999. The Company also determined that the impact of the downgrade on the reinsurance segment significantly impaired the Company's ability to compete effectively in the current reinsurance marketplace. Therefore, effective March 24, 1999 the Company sold substantially all of its reinsurance business and operations to another reinsurer in exchange for $15 million as disclosed in Note D.

  On May 3, 1999, A.M. Best further lowered its rating on the Company's insurance subsidiaries from "B++" to "B" (Fair). As a result of the further downgrade, the Company has elected to withdraw from its remaining commercial lines. Also, the further downgrade may negatively impact the Company's current homeowners lines, and remaining reinsurance lines of business.

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

  The Company is exiting the reinsurance assumed business with this transaction and continued conversion or commutation and termination of all other assumed reinsurance business. First quarter results include recognition of recoverables and payables under the terms of the Hart Re agreement and recognition of $15 million as gain associated with the agreement. As of June 30, 1999, the Company had novated certain policies to Hart Re which had written premiums of $43.8 million for the six months ended June 30, 1999.

                          VESTA INSURANCE GROUP, INC.

NOTE E--SEGMENT INFORMATION

                                                        SIX MONTHS ENDED JUNE
                                                                 30,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
Reinsurance operations
 Net premiums earned................................... $   57,013  $  149,905
 Net investment income and realized gain/(loss)........      5,752       9,010
 Other income..........................................     15,000         --
 Underwriting gain (loss)..............................     (7,391)    (11,849)
Personal operations
 Net premiums earned...................................    132,336     118,782
 Net investment income and realized gain/(loss)........     13,353       7,140
 Other income..........................................      2,180       2,290
 Underwriting gain (loss)..............................      1,386     (14,603)
Commercial operations
 Net premiums earned...................................     35,991      34,682
 Net investment income and realized gain/(loss)........      3,632       2,085
 Other income..........................................        593         668
 Underwriting gain (loss)..............................     (3,793)     (4,777)
Other operations
 Interest expense......................................      7,103       6,453
 Goodwill amortization.................................        540       3,280
                                                        ----------  ----------
  Total pretax income (loss) from operations........... $   23,069  $  (19,769)
                                                        ==========  ==========
Total indentifiable assets
 Reinsurance operations
  Investments and other assets......................... $  307,816  $  451,667
  Deferred acquisition costs...........................     22,494      57,764
 Personal operations
  Investments and other assets.........................    433,596     520,200
  Deferred acquisition costs...........................     40,341      35,465
 Commercial operations
  Investments and other assets.........................    293,849     274,878
  Deferred acquisition costs...........................      7,028       7,728
                                                        ----------  ----------
   Total assets........................................ $1,105,124  $1,347,702
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

  Adverse impacts of insurance rating downgrades: A.M. Best, which rates insurance companies based on factors of concern to policy holders, lowered it's rating on the Company's insurance subsidiaries from "B++" to "B". See Note C of consolidated financial statement for further information.

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

 Comparison of Second Quarter 1999 to Second Quarter 1998

  Net income increased by $21.7 million, or 126.2%, to $4.5 million for the quarter ended June 30, 1999, from a loss of $17.2 million for the quarter ended June 30, 1998. On a diluted per share basis, net income for the second quarter of 1999 was $.24 per share versus a net loss of $.93 per share for the second quarter of 1998. The increase in net income is primarily attributable to improved operating results and a $4.2 million after tax increase in realized investment gains.

 Premiums, Loss and LAE--Personal Lines

  Gross premiums written for personal lines decreased by $22.1 million, or 23.7%, to $71.3 million for the quarter ended June 30, 1999, from $93.4 million for the quarter ended June 30, 1998. The decline in personal lines gross written premiums is primarily attributable to declines in the Financial Services, Vesta County Mutual and Hawaiian Insurance and Guaranty partially offset by the continued rollover of certain homeowners business from the assumed reinsurance lines.

  Net premiums written for personal lines decreased by $1.8 million, or 2.8%, to $63.1 million for the quarter ended June 30, 1999, from $64.9 million for the quarter ended June 30, 1998. Net premiums earned for personal lines increased $3.6 million, or 6.4% to $59.9 million for the quarter ended June 30, 1999, from $56.3 million for the quarter ended June 30, 1998. The increase in net premiums earned was largely attributable to the termination on a run off basis of the 20% whole account quota share treaty effective July 1, 1998.

  Loss and loss adjustment expenses ("LAE") for personal lines increased by $.8 million, or 2.2%, to $38.0 million for the quarter ended June 30, 1999, from $37.2 million for the quarter ended June 30, 1998. The loss and LAE ratio for personal lines for the quarter ended June 30, 1999 was 63.4% as compared to 66.1% at June 30, 1998. The decrease in the loss and LAE ratio is primarily attributable to rate increases for the auto and homeowners lines in certain states and general improvement in the overall experience of the block of business.

 Premiums, Loss and LAE--Commercial Lines

  Gross premiums written for commercial lines decreased by $15.3 million, or 46.6%, to $17.5 million for the quarter ended June 30, 1999, from $32.8 million for the quarter ended June 30, 1998. The decrease in gross premiums for commercial lines is primarily attributable to declining volume as a result of the Company's election to exit the commercial lines business.

  Net premiums written for commercial lines decreased by $4.1 million or 25.8%, to $11.8 million for the quarter ended June 30, 1999, from $15.9 million for the quarter ended June 30, 1998. Net premiums earned for commercial lines increased by $1.1 million, or 6.7%, to $17.4 million for the quarter ended June 30, 1999, from $16.3 million for the quarter ended June 30, 1998. The increase in net earned premiums was largely attributable to the termination on a run off basis of the 20% whole account quota share treaty effective July 1, 1998.

  Loss and LAE for commercial lines decreased by $4.7 million, or 24.4%, to $14.6 million for the quarter ended June 30, 1999, from $19.3 million for the quarter ended June 30, 1998. The loss and LAE ratio for the quarter ended June 30, 1999 was 83.9% as compared to 118.4% for the quarter ended June 30, 1998.

 Premiums, Loss and LAE--Reinsurance

  Gross premiums written for reinsurance decreased by $113.9 million, or 89.6% to $13.2 million for the quarter ended June 30, 1999 from $127.1 million for the quarter ended June 30, 1998. The decrease was primarily attributable to the Company's election to withdraw from the assumed reinsurance line of business, the novation of certain treaties to HartRe and the continued roll over of certain homeowners business to personal lines.

  Net premiums written for reinsurance decreased by $70.5 million, or 79.8% to $17.9 million for the quarter ended June 30, 1999 from $88.4 million for the quarter ended June 30, 1998. The decline in net written premiums for reinsurance is primarily attributable to the decline in gross written premiums and the 100% reinsurance quota share treaty entered into effective January 1, 1999. Net premiums earned decreased $67.8 million, or 74.0% to $23.8 million for the quarter ended June 30, 1999, from $91.6 million for the quarter ended June 30, 1998.

  Loss and LAE for reinsurance decreased by $37.9 million, or 66.1%, to $19.4 million for the quarter ended June 30, 1999, from $57.3 million for the quarter ended June 30, 1998. The loss and LAE ratio for reinsurance for the quarter ended June 30, 1999 was 81.5% as compared to 64.0% for the quarter ended June 30, 1998.

 Policy Acquisition Expenses and Other Expenses

  Policy acquisition expenses decreased by $46.6 million, or 73.2% to $17.1 million for the quarter ended June 30, 1999, from $63.7 million for the quarter ended June 30, 1998. The decrease in policy acquisition expenses is primarily attributable to declines in assumed reinsurance premiums earned. Other expenses include operating expenses not directly related to the generation of premium revenue, premium taxes and fees, interest on debt and goodwill amortization. Operating expenses decreased $1.4 million. The decline in operating expenses is primarily attributable to declines in salary and information systems expense related to the consolidation of the Shelby operations to Birmingham. These factors caused the underwriting expense ratio to decrease from 49.4% in the second quarter of 1998 to 32.7% in the second quarter of 1999. Goodwill amortization decreased $1.3 million. The decrease in goodwill amortization is attributable to the effect of the 1998 fourth quarter write down of $74.5 million of goodwill acquired on June 30, 1997 in connection with the Shelby acquisition.

 Net Investment Income

  Net investment income decreased by $.9 million, or 10.3%, to $7.9 million for the quarter ended June 30, 1999, from $8.8 million for the quarter ended June 30, 1998. The weighted average yield on invested assets (excluding realized gains) was 5.4% for the quarter ended June 30, 1999, compared with 6.1% for the quarter ended June 30, 1998. The decrease in net investment income is primarily attributable to the decrease in average invested assets.


 Federal Income Taxes

  Federal income taxes increased by $11.7 million, or 125.8%, to $2.4 million for the quarter ended June 30, 1999. The effective rate on pre-tax income decreased from 37.1% to 29.3% for the quarter ended June 30, 1999. The decrease in the effective rate is primarily attributable to the decrease in non-deductible goodwill amortization.

 Net Income

  For the reasons discussed above, net income increased by $21.7 million, or 126.2%, to $4.5 million for the quarter ended June 30, 1999, from $(17.2) million for the quarter ended June 30, 1998.

 Comparison of Six Months Ended June 30, 1999 with Six Months Ended June 30,
1998

  Net income increased by $28.4 million, or 188.1%, to $13.3 million for the period ended June 30, 1999, from a net loss of $15.1 million for the period ended June 30, 1998. On a diluted per share basis, net income for the period ended June 30, 1999 was $.71 per share versus net loss of $.82 per share for the period ended June 30, 1998. The increase in net income is primarily attributable to a $9.8 million after tax gain from the sale of substantially all of the reinsurance operations, a $4.2 million after tax increase in realized investment gains and improved operating results.

 Premiums, Loss and LAE--Personal Lines

  Gross premiums written for personal lines decreased by $34.8 million, or 19.3%, to $145.2 million for the period ended June 30, 1999, from $180.0 million for the period ended June 30, 1998. The decline in personal lines gross written premiums is primarily attributable to declines in the Financial Services, Vesta County Mutual and Hawaiian Insurance and Guaranty partially offset by the continued roll over of certain homeowners business from the assumed reinsurance lines.

  Net premiums written for personal lines increased by $2.8 million, or 2.2%, to $129.0 million for the period ended June 30, 1999, from $126.2 million for the period ended June 30, 1998. Net premiums earned for personal lines increased $13.5 million, or 11.4% to $132.3 million for the period ended June 30, 1999, from $118.8 million for the period ended June 30, 1998. The increase in net premiums written and net premiums earned was largely attributable to the termination on a run off basis of the 20% whole account quota share treaty effective July 1, 1998.

  Loss and loss adjustment expenses ("LAE") for personal lines increased by $6.1 million, or 7.8%, to $84.6 million for the period ended June 30, 1999, from $78.5 million for the period ended June 30, 1998. The loss and LAE ratio for personal lines for the period ended June 30, 1999 was 63.9% as compared to 66.1% at June 30, 1998. The decrease in the loss and LAE ratio is primarily attributable to the implementation of rate increases in the auto and homeowners lines in certain states and a general improvement in the overall experience of the block of business.

 Premiums, Loss and LAE--Commercial Lines

  Gross premiums written for commercial lines decreased by $27.4 million, or 39.3%, to $42.3 million for the period ended June 30, 1999, from $69.7 million for the period ended June 30, 1998, The decrease in gross premiums for commercial lines is primarily attributable to declining volume in the Shelby operations as a result of the Company's election to exit the commercial lines business.

  Net premiums written for commercial lines decreased by $3.7 million or 11.4%, to $28.8 million for the period ended June 30, 1999, from $32.5 million for the period ended June 30, 1998. Net premiums earned for commercial lines increased by $1.3 million, or 3.7%, to $36.0 million for the period ended June 30, 1999, from $34.7 million for the period ended June 30, 1998.

  Loss and LAE for commercial lines decreased by $.3 million, or 1.1%, to $26.1 million for the period ended June 30, 1999, from $26.4 million for the period ended June 30, 1998. The loss and LAE ratio for the period ended June 30, 1999 was 76.1% as compared to 72.5% for the period ended June 30, 1998.

 Premiums, Loss and LAE--Reinsurance

  Gross premiums written for reinsurance decreased by $237.9 million, or 100.5% to $(1.1)million for the period ended June 30, 1999 from $236.8 million for the period ended June 30, 1998. The decrease was primarily attributable to the commutation and unearned portfolio transfers of several large reinsurance contracts, novations of certain reinsurance contracts related to the sale of the reinsurance business and the continued roll over of certain homeowners business to personal lines.

  Net premiums written for reinsurance decreased by $146.9 million, or 103.1% to $(4.4) million for the period ended June 30, 1999 from $142.5 million for the period ended June 30, 1998. The decline in net written premiums for reinsurance is primarily attributable to the decline in gross written premiums, the novation of certain reinsurance contracts and the 100% reinsurance quota share treaty entered into effective January 1, 1999. Net premiums earned decreased $92.9 million, or 62.0% to $57.0 million for the period ended June 30, 1998, from $149.9 million for the period ended June 30, 1998.

  Loss and LAE for reinsurance decreased by $64.8 million, or 65.3%, to $34.5 million for the period ended June 30, 1999, from $99.3 million for the period ended June 30, 1998. The loss and LAE ratio for reinsurance for the period ended June 30, 1999 was 60.5% as compared to 66.2% for the period ended June 30, 1998. The decrease in the loss and LAE ratio was primarily due to an increased percentage being ceded to the retrocessionares pursuant to the Company's ceded reinsurance program including the 100% quota share reinsurance treaty.

Policy Acquisition Expenses and Other Expenses

  Policy acquisition expenses decreased by $37.7 million, or 39.4% to $58.0 million for the period ended June 30, 1999, from $95.7 million for the period ended June 30, 1998. The decrease in policy acquisition expenses is primarily attributable declines in assumed reinsurance premiums earned. The change in method for recording commission expense for Financial Services has no effect on net income. Other expenses include operating expenses not directly related to the generation of premium revenue, premium taxes and fees, interest on debt and goodwill amortization. Operating expenses decreased $2.6 million. The decline in operating expenses is primarily attributable to declines in salary and information systems expense related to the consolidation of the Shelby operations. These factors caused the underwriting expense ratio to decrease from 43.0% for the period ended June 30, 1998 to 39.9% for the period ended June 30, 1999. Goodwill amortization decreased $2.7 million. The decrease in goodwill amortization is attributable to the effect of the 1998 fourth quarter write down of $74.5 million of goodwill acquired on June 30, 1997 in connection with the Shelby acquisition.

 Net Investment Income

  Net investment income decreased by $1.8 million, or 9.9%, to $16.3 million for the period ended June 30, 1999, from $18.1 million for the period ended June 30, 1998. The weighted average yield on invested assets (excluding realized gains) was 5.5% for the period ended June 30, 1999, compared with 6.3% for the period ended June 30, 1998. The decrease in net investment income is primarily attributable to a decrease in average invested assets.

 Federal Income Taxes

  Federal income taxes increased by $14.4 million, or 194.6%, to $7.1 million for the period ended June 30, 1999. The effective rate on pre-tax income decreased from 37.3% to 30.6% for the period ended June 30, 1999. The decrease in the effective rate is primarily attributable to the decrease in non-deductible goodwill amortization.

 Net Income

  For the reasons discussed above, net income increased by $28.4 million, or 188.1%, to $13.3 million for the period ended June 30, 1999, from a net loss of $15.1 million for the period ended June 30, 1998.

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

Sources

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

  In light of these dividend restrictions and the anticipated cash requirements needed to pay principal and interest on the Amended Facility (discussed in detail below), the Company determined to seek additional equity capital and other alternative sources of funds during 1999.

  In June 1999, the Company signed an agreement for a private placement of its Series A Preferred Stock with the Birmingham Investment Group, LLC. (the "Group"). The Group has agreed to purchase from the Company 2,950,000 shares of the Company's preferred stock at $8.50 per share for an aggregate of $25.1 million.. Each share of the preferred stock will be convertible into two shares of the Company's common stock and will carry a dividend rate of 9%. The preferred stock will automatically be converted into shares of common stock at the date at which the common stock of the Company achieves an average closing price of $8.00 per share for twenty consecutive trading days.

  In June 1999, the Company entered into an agreement with Employers Reinsurance Corporation to sell the authority and the right to control and manage the affairs of Vesta County Mutual Insurance Company for $11.2 million. The closing of the transaction is contingent on the approval from the Texas Department of Insurance.

  The principal sources of funds for the Company's insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. On a consolidated basis, net cash (used in) provided from operations for the quarter ended June 30, 1999 and 1998, was ($26.7) million and $12.7 million, respectively.

  As of June 30, 1999, the Company's investment portfolio consisted of short-term investments (25.7%), U.S. Government securities (12.7%), mortgage-backed securities (14.8%), corporate bonds (26.4%), foreign government securities (0.7%), municipal bonds (19.4%) and equity securities (.3%). The Company expects current cash flow to be sufficient to meet operating needs, although invested assets have been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs. Beginning in June of each year, the Company begins to increase its holdings of cash and short-term investments. This practice facilitates the Company's ability to meet its higher short-term cash needs during the hurricane season. As of June 30, 1999 and December 31, 1998, the Company had cash on deposit in various banking institutions in the amount of $28.7 million and $25.3 million respectively.

Uses

  The principal uses of funds at the holding company level are to pay operating expenses, principal and interest on outstanding indebtedness and dividends to stockholders if declared by the Board of Directors. During the last three years, the insurance subsidiaries of the Company have produced operating results and paid dividends sufficient to fund the needs of the Company. However, the Amended Facility will mature on July 31, 2000 and management does not believe the Alabama Department of Insurance would permit the insurance subsidiaries to pay the dividends required to repay the existing short term bank debt. Accordingly, Management believes that the Company's ability to repay and restructure the short term owing under the Amended Facility depends, in large part, upon the consummation of the transactions described above. In the event any or all of these transactions fail to close, the Company may be compelled to take other actions in order to repay this debt, including the sale of profitable assets, which could limit the Company's operational capacity to maintain and increase premium volume.

  The Company is required to make semi-annual interest payments of $4.4 million on its $100 million of 8.75% Senior Debentures due 2025 (the "Senior Notes"). As required by the Company's amended bank facility, the Company will defer the semi-annual interest payments of $4.3 million on its $100 million of 8.525% Junior Subordinated Deferrable Interest Debentures due 2007 (the "Trust Debentures") issued to Vesta Capital Trust I in connection with its sale of $100 million of 8.525% Capital Securities. The Company will not pay any common stock dividends in 1999.

  In April 1999, the Company restructured its $200 million line of credit into a $70 million senior revolving credit facility, maturing July 31, 2000 (the "Amended Facility"). The interest rate on the Amended Facility is the prime rate plus 1%, provided that from and after September 30, 1999 the rate shall be increased to the prime rate plus 3% if the Company has not made permanent principal prepayments on the Amended Facility aggregating at least $25 million. The Amended Facility also provides for warrants equal to approximately 6.6% of the Company's outstanding shares being issued to the banks participating on the Amended Facility, which become exercisable in the event the Company does not make $25 million of permanent principal prepayments on the facility by March 15, 2000. The Company made a permanent principal prepayment on the Amended Facility of approximately $14.6 million in April, 1999. As of June 30, 1999, the Company had an outstanding balance of $55.6 million under the senior revolving credit facility.

  The Amended Facility requires the Company to suspend dividends on its common stock and defer payments of interest on its Trust Debentures unless the Company has made $25 million of permanent principal prepayments on the Amended Facility by March 15, 2000. The Amended Facility contains certain covenants that require the Company to maintain minimum statutory surplus levels, minimum cumulative statutory net income levels and minimum cumulative GAAP net income levels. As of June 30, 1999 the Company was in compliance with the amended facility covenants.

  In connection with the preferred stock purchase agreement with the Group, the Company has received a commitment from The Banc Corporation and its subsidiary, The Bank, to refinance $20 million of the Amended Facility. The new facility with the Bank will have an initial term of two years and will accrue interest at the Bank's daily prime rate. The commitment is contingent on the closing of the preferred stock transaction with the Group.

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

  As of June 30, 1999, the Company had spent approximately $7.0 million to bring its systems to Y2K compliance. The Company estimates it will incur an additional $.5 million to complete Y2K readiness efforts (i.e., upgrade PC hardware, servers, routers, PC related software, etc.). These costs do not include contingency planning and implementation of contingency plans.

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

  The Company is currently developing it Y2K contingency plans for its business areas by developing detailed plans to allow the Company to process its business should one or more systems, internal and/or external, cause a disruption in the normal daily processing. Such plans are scheduled to be completed by the end of the third quarter of 1999, and tested by the user community in October of 1999.

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

  As discussed above, the Company corrected its accounting for assumed reinsurance business through restatement of its previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire Insurance Corporation 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under the Company's 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. The Company believes such treatment is appropriate under the terms of this treaty and has calculated the quarterly reinsurance billings presented to the treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $75.4 million at December 31, 1998. The Company collected $34,483,513.50 from NRMA Insuranc Ltd ("NRMA"), the largest participant on the treaty through the draw down of a letter of credit which NRMA was required to post since it is a foreign reinsurer. NRMA filed a lawsuit in the United States Districe Court for the Northern District of Alabama contesting the Company's claim and the validity of the treaty, and is seeking return of the $34,483,513.50. The Company filed a demand for arbitration as provided for in the treaty and has filed a motion to compel arbitration which is currently pending in the United State District Court action. The Company also recently filed for arbitration against the other two participants on the treaty. While mangement believes its interpretation of the treaty's terms and computations based theron are correct, these matters are in their early stages and their ultimate outcome cannot be determine at this time.

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

  Subsequent to March 31, 1999, the Company's banks agreed to amend the covenants and waive any event of default arising from non-compliance with the covenants as of March 31, 1999. The amended credit facility was restructured into a $70 million senior revolving credit facility, maturing July 31, 2000 (the "Amended Facility"). The interest rate on the Amended Facility will be the prime rate plus 1%, Provided that from and after September 30, 1999 the rate shall be increased to the prime rate plus 3% if the Company has not made permanent principal prepayments on the Amended Facility aggregating at least $25 million ($14.3 million of which had been prepaid as of June 30, 1999).

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the annual meeting of stockholders held May 18, 1999, the following matters were submitted to a vote of stockholders. (Shares Eligible to Vote 18,686,322; Shares Voted 17,247,082)

1. ELECTION OF DIRECTORS

  Messrs. Norman W. Gayle III and James E. Tait were elected to additional three year terms on the Board of Directiors.

                                                               FOR     WITHHELD
                                                            ---------- ---------
Gayle...................................................... 15,978,181 1,268,901
Tait....................................................... 16,894,930   352,152

  Messrs. Walter M. Beale, Jr., Ehney A. Camp III, Robert A. Hershberger, Clifford F. Palmer, and Jarvis W. Palmer continue to serve on the Board of Directors. On July 27, 1998, Messrs. Norman W. Gayle, III and James E. Tait were elected by the Board of Directors to fill a vacancy and a newly created directorship on the Board of Directors.

2. ELECTION OF AUDITORS

  PricewaterhouseCoopers was appointed as the principal independent auditor of the Company and its subsidiaries for the year ending December 31, 1999.

                                                         FOR     AGAINST ABSTAIN
                                                      ---------- ------- -------
PricewaterhouseCoopers LLP........................... 17,164,064 70,096  12,922

                                 EXHIBITS INDEX

EXHIBIT NO.  DESCRIPTION
-----------  -----------
2.1          Agreement, dated March 24, 1999, by and among Hartford Fire Insurance Company, J. Gordon
             Gaines, Inc. and Vesta Fire Insurance Corporation. (filed as an exhibit to the Company's Form 8-K, filed on March 25, 1999, and Incorporated herein by reference (File No. 112338)).
3.1          Restated Certificate of Incorporation of the Company, dated September 1, 1993 (filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1998, filed on June 16, 1998 and incorporated herein by reference (File No. 1-12338)).
3.2          By-Laws of the Company (Amended and Restated as of October 1, 1993) (filed as an exhibit to
             Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta
             Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference
             (File No. 1-12338)).
4.1          Indenture between the Company and Southtrust Bank of Alabama, National Association, dated as of July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
             1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)).
4.2          Supplemental Indenture between the Company and Southtrust Bank of Alabama, National
             Association, dated July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference
             (File No. 1-12338)).
4.3          Indenture dated as of January 31, 1997, between the Company and First Union National Bank of
             North Carolina, as trustee (filed as an exhibit to the Company's Form 10-Q for the quarter ended
             March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338)).
4.4          Amended and Restated Declaration of Trust, dated as of January 31, 1997, of Vesta Capital Trust I
             (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on
             May 13, 1997 and incorporated herein by reference (File No. 1-12338)).
4.5          Capital Securities Guarantee Agreement, dated as of January 31, 1997, between the Company and
             First Union National Bank of North Carolina, as trustee (filed as an exhibit to the Company's
             Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated by reference (File No. 1-12338)).
10.1         Separation and Public Offering Agreement between Torchmark Corporation and the Company dated
             September 13, 1993 (filed as an exhibit to the Company's Form 10-K for the year ended
             December 31, 1993, filed on March 28, 1994 and incorporated herein by reference
             (FileP No. 1-2338)).
10.2         Marketing and Administrative Services Agreement between Liberty National Fire Insurance
             Company, Liberty National Insurance Corporation and Liberty National Life Insurance Company
             dated September 13, 1993 (filed as an exhibit to the Company's Form 10-K for the year ended
             December 31, 1993, filed on March 28, 1994 and incorporated herein by reference
             (File No. 1-2338)).
10.3         Investment Services Agreement between Waddell & Reed Asset Management Company and the
             Company (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1
             (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338)) dated September 13, 1993.

EXHIBIT NO.  DESCRIPTION
-----------  -----------
10.5         Management Agreement between J. Gordon Gaines, Inc., Liberty National Fire Insurance Company,
             Sheffield Insurance Corporation, Liberty National Insurance Corporation and Vesta Insurance
             Corporation dated November 15, 1994 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference
             (File No. 1-2338)).
10.6         Form of Restricted Stock Agreement (filed as an exhibit to the Registration Statement on Form S-1
             (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on August 31, 1993 and incorporated herein by reference (File No. 1-12338)).
10.7*        The Company's Long Term Incentive Plan as amended effective as of May 16, 1995 (filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1995, filed on August 14, 1995 and incorporated herein by reference (File No. 1-12338)). 10.8* Form of Non-Qualified Stock
             Option Agreement entered into by and between the Company and certain of its executive officers and directors (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
             1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)).
10.9*        Cash Bonus Plan of the Company (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference
             (File No. 1-2338)).
10.10*       J. Gordon Gaines, Inc. Post Retirement Benefits Plan (filed as an exhibit to the Company's
             Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-12338)).
10.11*       J. Gordon Gaines, Inc. Retirement Savings Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-12338)).
10.12*       The Company's Non-Employee Director Stock Plan (filed as an exhibit to the Company's 10-Q for the quarter ended June 30, 1995, filed on August 14, 1995 and incorporated herein by reference
             (File No. 1-12338)).
10.13        Office Lease between the Company and Torchmark Development Corporation, dated as of April 20,
             1992 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-12338)).
10.14        Agency Agreement between Liberty National Fire Insurance Company, Vesta Insurance
             Corporation, Sheffield Insurance Corporation, and Overby-Seawell Company (filed as an exhibit to
             Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta
             Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference
             (File No. 1-12338)).
10.15        Commercial/Personal Property Risk Excess Reinsurance Contracts, dated July 1, 1993, constituting the Company's Direct Per Risk Treaty Program, between Vesta Fire Insurance Corporation, and its subsidiary and affiliated companies and various reinsurers (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group,
             Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338)) renewed
             July 1, 1997.

EXHIBIT NO.  DESCRIPTION
-----------  -----------
10.17        Specific Regional Catastrophe Excess Contracts, dated January 1, 1996, constituting the Company's
             Regional Property Catastrophe Program, between Vesta Fire Insurance Corporation and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No.1-12338)). Renewed
             January 1, 1998.
10.18        Casualty Excess of Loss Reinsurance Agreements, dated January 1, 1998, constituting the
             Company's Casualty Excess of Loss Reinsurance Program, between Vesta Fire Insurance
             Corporation, Vesta Insurance Corporation, Sheffield Insurance Corporation, Vesta Lloyds Insurance
             Company and Employers Reinsurance Corporation, (filed as an exhibit to the Company's
             Form 10-Q for the quarter ended March 31, 1998, filed on May 13, 1998 and incorporated herein by reference (File No. 1-12338)).
10.19        Amendment to Catastrophe Reinsurance Contracts, dated July 1, 1995, constituting the Company's
             Direct Property Catastrophe Program, between Vesta Fire Insurance Corporation, Vesta Insurance
             Corporation, Sheffield Insurance Corporation, Vesta Lloyds Insurance Company, Hawaiian
             Insurance & Guaranty Company, Limited and various reinsurers. (Filed as an exhibit to the
             Company's Form 10-Q for the quarter ended September 30, 1995, filed on November 14, 1995 and incorporated herein by reference (File No. 1-12338)). Renewed July 1, 1997.
10.20        Amendment to Catastrophe Reinsurance Contracts, dated January 1, 1996, constituting the
             Company's Direct Property Catastrophe Program, between Vesta Fire Insurance Corporation, Vesta
             Insurance Corporation, Sheffield Insurance Corporation, Vesta Lloyds Insurance Company,
             Hawaiian Insurance & Guaranty Company, Limited and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)). Renewed January 1, 1998.
10.21        Amended and Restated Credit Agreement between Vesta Insurance Group, Inc. and Southtrust Bank of Alabama, N.A., ABN Amro Bank B.V., Bank of Tokyo-Mitsubishi Trust Company, The First
             National Bank of Chicago, Wachovia Bank of Georgia, N.A. and First Union National Bank of
             North Carolina (as agent), dated April, 1997 (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997, and incorporated herein by reference (File No. 1-12338)).
10.22        First amendment, dated April 14, 1999, to amended and Restated Credit Agreement between Vesta
             Insurance Group, Inc. and Southtrust Bank of Alabama, N.A., ABN Amro Bank B.V., Bank of
             Tokyo-Mitsubishi Trust Company, The First National Bank of Chicago, Wachovia Bank of Georgia,
             N.A. and First Union National Bank of North Carolina (as agent), dated April 8, 1997 (filed as an exhibit to the Company's Form 10-K for the period ended December 31, 1998, filed on April 19,
             1999, and incorporated herein by reference (File No. 1-12338)).
10.23        Stock Purchase Agreement between Anthem Casualty Insurance Group, Inc. and Vesta Insurance
             Group, Inc., Dated April 23, 1997 (filed as an exhibit to the Company's Form 10-Q for the year ended September 30, 1997, filed on November 13, 1997 and incorporated herein by reference
             (File No. 1-12338)).
10.24        Business Transfer and Management Agreement between Vesta Fire Insurance Corporation and its affiliated Companies and CIGNA Property and Casualty Insurance Company and its affiliated companies, dated January 28, 1998 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997, filed on March 27, 1998 (File No. 1-12338)).

EXHIBIT NO.  DESCRIPTION
-----------  -----------
10.25        Agreement for Data Processing Services between Shelby Insurance Company and Policy
             Management Systesm Corporation, dated January 1, 1998 (filed as an exhibit to the Company's
             Form 10-Q for the period from June 30, 1998, filed on August 20, 1998 and incorporated herein by reference (File No. 1-12338)).
10.26        Convertible Preferred Stock Purchase agreement by and between Vesta Insurance Group, Inc. and
             Birmingham Investment Group, LLC. (filed as an exhibit to Form 8-K, filed on June 29, 1999 and incorporated herein by reference (File No. 1-12338)).
10.27        Acquistion Agreement between Vesta Insurance Group, Inc., Vesta Management Corporation of
             Texas and Employers Reinsurance Corporation (filed as an exhibit to Form 8-K, filed on June 29,
             1999 and incorporated herein by reference (File No. 1-1238)).

--------
* These are the Company's compensatory plans.

B)REPORTS ON FORM 8-K.

  On June 29, 1999, the Company announced the execution of a Convertible Preferred Stock Puchase agreement relating to the issuance of preferred stock and an Acquisition Agreement relating to the sale of control of Vesta County Mutual Insurance Company.

Exhibit 11. Statement re computation of per share earnings

                          VESTA INSURANCE GROUP, INC.

                       COMPUTATION OF EARNINGS PER SHARE

                                                                PERIOD ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               1999     1998
                                                              ------- --------
                                                               (IN THOUSANDS
                                                              EXCEPT PER SHARE
                                                                   DATA)
                                                                      RESTATED
BASIC EARNINGS PER SHARE:
 Weighted average common shares outstanding..................  18,686   18,455
 Net income.................................................. $13,296 $(15,114)
 Basic earnings per share.................................... $   .71 $   (.82)
DILUTED EARNINGS PER SHARE:
 Weighted average common shares outstanding..................  18,686   18,455
 Net effect of the assumed exercise of stock options and
  nonvested restricted
  stock-based on the treasury stock method using average mar-
  ket price for the year.....................................       0        0
                                                              ------- --------
 Total weighted average common shares and common stock equiv-
  alents outstanding.........................................  18,686   18,455
 Net income.................................................. $13,296 $(15,114)
 Diluted earnings per share.................................. $   .71 $   (.82)
                                                              ======= ========