Form 10-Q
period 1999-09-30
VESTA INSURANCE GROUP INC
filed 1999-11-15
CIK 911576

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
                                   (Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999
                                      OR
                                      --
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [ ]  Yes   [X]  No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, The number of shares outstanding of the registrant's common stock, $.0l par value, as of
                              September 30, 1999
                                   18,675,832

                         VESTA INSURANCE GROUP, INC.
                         ---------------------------

                                     Index
                                                                           Page
                                                                           ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements:
             Consolidated Balance Sheets at September 30, 1999 and
             December 31, 1998.............................................  1

             Consolidated Statements of Operations and Comprehensive
             Income for the Three Months and Nine Months Ended
             September 30, 1999 and 1998...................................  2

             Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1999 and 1998.............................  3

             Notes to Consolidated Financial Statements....................  4

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operation............................  8

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings............................................. 16

Item 2.      Changes in Securities......................................... 17

Item 3.      Defaults Upon Senior Securities............................... 17

Item 4.      Submission of Matters to a Vote of Security Holders........... 17

Item 5.      Other Information............................................. 17

Item 6.      Exhibits and Reports on Form 8-K.............................. 17

                                     PART I
                        Item 1.   Financial Statements
                          VESTA INSURANCE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except share and per share data)

                                                                                   September 30,   December  31,
                                                                                        1999            1998
                                                                                   --------------  --------------
                                                                                    (Unaudited)
Assets:
  Investments:
   Fixed maturities available for sale-at fair value (cost: 1999-$378,052;
   1998-$446,516)................................................................     $  373,468      $  457,219
   Equity securities-at fair value: (cost: 1999-$1,865; 1998-$18,127)............          2,102          21,099
   Short-term investments........................................................        161,434         109,039
                                                                                      ----------      ----------
   Total investments ............................................................        537,004         587,357
  Cash...........................................................................         11,415          47,311
  Accrued investment income......................................................          6,873           7,194
  Premiums in course of collection...............................................         44,523         121,948
  Reinsurance balances receivable................................................        226,732         265,903
  Reinsurance recoverable on paid losses.........................................         62,709         111,577
  Deferred policy acquisition costs..............................................         61,605         100,957
  Property and equipment.........................................................         16,855          18,442
  Income tax receivable..........................................................             --          17,950
  Deferred income taxes..........................................................         18,084          19,090
  Other assets...................................................................         14,499          35,681
  Goodwill.......................................................................          6,889          14,292
                                                                                      ----------      ----------
   Total assets..................................................................     $1,007,188      $1,347,702
                                                                                      ==========      ==========
Liabilities:
  Reserves for:
   Losses and loss adjustment expenses...........................................        386,447         504,911
   Unearned premiums.............................................................        168,855         309,515
                                                                                      ----------      ----------
   Total Reserves................................................................        555,302         814,426
  Deferred gain on retroactive reinsurance.......................................          2,315           9,848
  Reinsurance balances payable...................................................          1,037          49,028
  Other liabilities..............................................................         40,993          48,071
  Short term debt................................................................         20,000          70,000
  Long term debt.................................................................         98,338          98,302
                                                                                      ----------      ----------
   Total liabilities.............................................................        717,985       1,089,675
Commitments and contingencies (Note C)
  Deferrable Capital Securities..................................................        100,000         100,000
Stockholders' equity:
  Preferred stock, $.01par value, 5,000,000 shares authorized: issued-1999
   2,950,000.....................................................................             30              --
  Common stock, $.0l par value, 32,000,000 shares authorized,
   issued: 1999-18,964,322 shares; 1998-18,964,322...............................            190             190
  Additional paid-in capital.....................................................        179,046         156,465
Accumulated other comprehensive income, net of applicable taxes (benefit) of
$(1,521) and $4,786 in 1999 and 1998, respectively...............................         (2,825)          8,889
Retained earnings................................................................         27,746          10,120
Receivable from issuance of restricted stock.....................................         (1,936)         (2,045)
Treasury stock...................................................................        (13,048)        (15,592)
                                                                                      ----------      ----------
   Total stockholders' equity....................................................        189,203         158,027
                                                                                      ----------      ----------
   Total liabilities, deferrable capital securities and stockholders' equity.....      1,007,188      $1,347,702
                                                                                      ==========      ==========

                 See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
                          ---------------------------
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 (Amounts in thousands except per share data)
                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                                     Three months ended               Nine months ended
                                                                        September 30,                   September 30,
                                                               -------------------------------  ------------------------------
                                                                    1999            1998             1999            1998
                                                               --------------  ---------------  --------------  --------------
                                                                                 (restated)                       (restated)
                                                                        (Unaudited)                     (Unaudited)
Revenues:
  Net premiums written.......................................       $ 69,754         $ 52,047        $223,204        $353,224
  Decrease in unearned premium...............................         28,278           13,304         100,167          15,496
                                                                    --------         --------        --------        --------
  Net premiums earned........................................         98,032           65,351         323,371         368,720
  Net investment income......................................          7,358            8,362          23,663          26,462
  Gain on sale of assumed reinsurance renewal rights.........             --               --          15,000              --
  Other, including realized gains and losses.................          8,033            1,258          17,239           4,351
                                                                    --------         --------        --------        --------
     Total revenues..........................................        113,423           74,971         379,273         399,533
Expenses:
  Losses and loss adjustment expenses incurred................        61,498           58,950         206,707         263,241
  Policy acquisition expenses................................         27,728           25,740          85,691         121,461
  Operating expenses.........................................         12,328           17,409          44,294          51,995
  Interest on debt...........................................          2,164            3,904           9,267          10,357
  Goodwill amortization......................................            270            1,698             810           4,978
                                                                    --------         --------        --------        --------
     Total expenses..........................................        103,988          107,701         346,769         452,032
Income (loss) before income taxes and deferrable capital
 securities..................................................          9,435          (32,730)         32,504         (52,499)
Income taxes expense (benefit)...............................          3,002           (9,320)         10,051         (16,699)
Deferrable capital securities interest, net of income tax....          1,403            1,363           4,127           4,087
                                                                    --------         --------        --------        --------
     Net income (loss).......................................       $  5,030         $(24,773)       $ 18,326        $(39,887)
                                                                    ========         ========        ========        ========
  Basic net income (loss) per common share...................       $    .27         $  (1.34)       $    .98        $  (2.16)
                                                                    ========         ========        ========        ========
  Diluted net income (loss) per common share.................       $    .27         $  (1.34)       $    .98        $  (2.16)
                                                                    ========         ========        ========        ========
  Dividends declared per common share........................       $     --         $    .04        $     --        $    .11
                                                                    ========         ========        ========        ========

                                                STATEMENTS OF COMPREHENSIVE INCOME

Net income (loss)............................................       $  5,030         $(24,773)       $ 18,326        $(39,887)
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on available-for-sale
    securities net of applicable taxes of $(161), $631,
    $(3,438) and $753, respectively..........................           (299)           1,173          (6,384)          1,399
Less realized gains on available-for-sale securities net of
applicable taxes of $618, $7, $2,870, and $80, respectively..          1,148               13           5,330             148
                                                                    --------         --------        --------        --------
                                                                      (1,447)           1,160         (11,714)          1,251
Comprehensive income (loss)..................................       $  3,583         $(23,613)       $  6,612        $(38,636)
                                                                    ========         ========        ========        ========

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.
                          ----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                   Nine months ended
                                                                                     September 30,
                                                                               --------------------------
                                                                                   1999          1998
                                                                              ---------------------------
                                                                                             (restated)
                                                                                      (Unaudited)
Operating Activities:
  Net income (loss)..........................................................    $  18,326     $ (41,390)
  Adjustments to reconcile net income to cash from operating activities:
     Change in:
        Loss and LAE reserves................................................     (118,464)      (89,875)
        Unearned premium reserve.............................................     (140,660)       (7,555)
        Reinsurance balances payable.........................................      (47,991)        6,951
        Accrued income taxes.................................................       25,616         2,928
        Other liabilities....................................................      (12,890)      (40,153)
        Premiums in course of collection.....................................       77,425       100,292
        Reinsurance balances receivable......................................       39,171        44,425
        Reinsurance recoverable on paid losses...............................       48,869       (77,190)
        Other assets.........................................................       21,503         1,044
     Policy acquisition costs deferred.......................................      (48,063)     (111,174)
     Policy acquisition costs amortized......................................       85,691       106,338
     Amortization and depreciation...........................................        4,811         4,266
     Investment gains........................................................      (12,483)         (143)
     Gain on disposition of property, plant and equipment....................           13            --
                                                                                 ---------     ---------
        Net cash used in operating activities................................      (59,126)     (101,236)
Investing Activities:
  Investments sold or matured:
  Fixed maturities available for sale-matured, called........................      190,064       112,521
  Equity securities..........................................................       21,351            --
  Investments acquired:
  Fixed maturities available for sale........................................     (118,385)      (60,332)
  Equity securities..........................................................       (1,072)       (4,119)
Net (increase) decrease in short-term investments............................      (52,395)       11,045
Disposition of Vesta County Mutual...........................................       11,200            --
Additions to property, plant and equipment ..................................       (2,059)       (3,181)
Dispositions of property, plant and equipment................................          673           297
                                                                                 ---------     ---------
        Net cash provided from investing activities..........................       49,377        56,231
Financing Activities:
  Issuance (repayment) of long and short term debt...........................      (49,965)       24,759
  Issuance of preferred stock................................................       25,075            --
  Dividends paid.............................................................         (698)       (2,074)
  Capital contributions from exercising options..............................         (559)        4,650
                                                                                 ---------     ---------
        Net cash provided from (used in) financing activities................      (26,147)       27,335
Increase (decrease) in cash..................................................      (35,896)      (17,670)
Cash at beginning of year....................................................       47,311        40,545
                                                                                 ---------     ---------
Cash at end of period........................................................    $  11,415     $  22,875
                                                                                 =========     =========

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)


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

  Income per share:   Basic weighted average common shares outstanding for the
nine month period ended September 30, 1999 and 1998 was 18,682,329 and 18,509,341, respectively. Basic weighted average common shares outstanding for the three month period ended September 30, 1999 and 1998 was 18,675,832 and 18,616,230, respectively. Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to basic weighted shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares except when the additional shares would reduce net loss per share. As of September 30, 1999, potentially dilutive securities consisted of the convertible preferred stock issued on September 30, 1999. Diluted weighted average shares outstanding for the nine month period ended September 30, 1999 and 1998 was 18,703,941 and 18,509,341, respectively. Diluted weighted average shares outstanding for the three month period ended September 30, 1999 and 1998 was 18,739,962 and 18,616,230,
respectively.

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

Note B--Restatement of Financial Statements

The Company determined, subsequent to the issuance of the 1997 financial statements, that a specific reinsurance ceded contract entered into in 1997 contains retroactive elements as defined in SFAS 113. A contract is deemed retroactive when an assuming enterprise agrees to reimburse a ceding enterprise for liabilities incurred as a result of past insurable events. For such contracts, SFAS 113 requires that any initial gain and any benefit due from a reinsurer as a result of subsequent covered losses be deferred in the financial statements of the ceding enterprise and recognized into income over the settlement period of the underlying claims. The Company erroneously recorded a gain on this contract in the fourth quarter of 1997 and has adjusted its previously issued financial statements to appropriately defer and recognize such gain. The deferred gain, which is included in the accompanying balance sheets, associated with this contract at September 30, 1999 and December 31, 1998 is $2.3 million and $9.8 million, respectively.

Analysis of this contract under the recovery method resulted in adjustments to the nine month period September 30, 1998 financial statements and is included herein.

  Due to the delay in reporting from its reinsurance cedants, the Company accrues estimated unreported premium revenue, losses incurred and commission expenses related to its assumed pro rata contracts. During the quarter ended September 30, 1998, the Company changed its method for estimating unreported premiums, losses and commission and made certain revisions to the assumptions used in estimating this unreported experience based on the historical experience of the pro rata contracts and the judgement of management. The effect of this change was originally recorded in the line item, Other Expenses, Net. The presentation has been restated to reflect the effect of this change on each of the line items which were impacted. This change had no effect on net income.

                                                 As Previously
                                                    Reported          Restatement         As Restated
                                                 ----------------------------------------------------
Net premiums written............................    $420,067            $(66,843)           $353,224
Net premiums earned.............................     434,646             (65,926)            368,720
Losses incurred and loss adjustment expenses....     304,452             (41,211)            263,241
Policy acquisition expenses.....................     140,179             (18,718)            121,461
(including premium taxes)
Other Expenses, Net.............................       8,305              (8,305)                  -
Income taxes....................................     (17,504)                805             (16,699)
   Net  income (loss)...........................     (41,290)              1,403             (39,887)
Basic net income (loss) per common share........       (1.41)                .07               (1.34)
Diluted net income (loss) per common share......       (1.41)                .07               (1.34)
Deferred income taxes...........................       2,368               5,142               7,510
Deferred gain on retroactive reinsurance........          --             (14,786)            (14,786)
Retained earnings...............................     121,622              (9,644)            111,978

Note C--Contingencies

Litigation

  Securities Litigation

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

  The Company restated its previously issued financial statements for 1995, 1996 and 1997 and its first quarter 1998 Form 10-Q for the above, items by issuance of a current report on Form 8-K dated August 19, 1998. These restatements resulted in a cumulative decrease to stockholder's equity of $75.2 million through March 31, 1998.

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

  The Company has notified its directors and officers liability insurance companies of these lawsuits and the consolidated amended complaint. The litigation is still in the preliminary stages and there has been no discovery conducted in the securities case. The Company intends to vigorously defend this litigation and intends to explore all available rights and remedies it may have under the circumstances. In related litigation, in September, 1998, Cincinnati Insurance Company ("Cincinnati"), one of the Company's directors and officers liability insurance carriers, filed a lawsuit in the United States District Court for the Northern District of Alabama seeking to avoid coverage under its directors and officers liability and other policies. The Company filed a motion to dismiss Cincinnati's complaint on jurisdictional grounds in federal court (which was granted), and filed a lawsuit against Cincinnati in the Circuit Court of Jefferson County, Alabama seeking damages arising out of Cincinnati's actions. Cincinnati has filed an answer and counterclaim in that case again seeking to avoid coverage.

  Indemnification Agreements And Liability Insurance

  Pursuant to Delaware law and its by-laws, the Company is obligated to indemnify its current and former officers and directors for certain liabilities arising from their employment with or service to the Company. The Company believes that these indemnification obligations extend to its current and former officers' and directors' costs of defense and other liabilities which may arise out of the securities litigation described above.

  The Company has purchased directors' and officers' liability insurance ("D&O insurance") for the purpose of covering, among other things, the costs incurred in connection with these indemnification obligations. For the period in which most of the claims against the Company and certain of its directors and officers were asserted, the Company had in place a primary D&O insurance policy providing $25 million in coverage and an excess D&O insurance policy providing an additional $25 million in coverage. The issuer of the primary D&O insurance policy, Cincinnati, has attempted to avoid coverage, and the Company is vigorously resisting its efforts to do so.

  Subsequent to the initiation of the class actions described above, the Company secured additional excess D&O insurance providing coverage for any losses in excess of $50 million up to $110 million, or additional excess coverage of $60 million. The Company has paid this additional excess coverage in full.

  The Company has not currently set aside any financial reserves relating to any of the above-referenced actions.

  Other Litigation

As discussed above, the Company corrected its accounting for assumed reinsurance business through restatement of its previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under the Company's 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. The Company believes such treatment is appropriate under the terms of this treaty and has calculated the quarterly reinsurance billings presented to the treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $47.7 million at September 30, 1999. The Company has collected $34.5 million from NRMA; the largest participant on the treaty through the draw down of a letter of credit which was required to be posted since NRMA is a foreign reinsurer.

NRMA has filed a lawsuit in the United States District Court for the Northern District of Alabama contesting the Company's claim and the validity of the treaty, and is seeking return of the $34.5 million. The Company has filed a demand for arbitration as provided for in the treaty and has filed a motion to compel arbitration which is currently pending in the United States District Court action. The Company also filed for arbitration against the other two participants on the treaty. While management believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in their early stages and their ultimate outcome cannot be determined at this time.

  General

  On September 23, 1999, Torchmark Corporation, the Company's largest common stockholder, filed a lawsuit in the Circuit Court of Jefferson County, Alabama against the Company asserting breach of contract, conversion and breach of duty in connection with the Company's preparation and filing of a registration statement covering its shares in accordance with certain registration rights claimed by Torchmark. This claim seeks an injunction requiring a registration statement to be filed, as well as compensatory and punitive damages. This litigation is in its early stages, and management is unable to assess the damages that may be awarded, if any. However, management does not believe that such damages, if any, would materially and adversely affect the Company's financial position or results of operation.

  On June 23, 1999, a subsidiary of Torchmark filed suit in the Circuit Court of Jefferson County, Alabama against two subsidiaries of the Company. The lawsuit claims that the Company's subsidiaries have failed to pay certain sums due under a marketing and administrative services agreement between the parties. The suit also seeks payment of certain commissions and administrative expenses. This litigation is in its early stages, and management is unable to assess the damages that may be awarded, if any. However, management does not believe that such damages, if any, would materially and adversely affect the Company's financial position or results of operation.

  The Company, through its subsidiaries, is routinely a party to pending or threatened legal proceedings and arbitration relating to the regular conduct of its insurance business. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other specified relief. Based upon information presently available, and in light of legal and other defenses available to the Company and its subsidiaries, management does not consider liability from any threatened or pending litigation regarding routine matters to be material.

As previously reported in the Company's Form 10-K for the period ended December 31, 1998, A.M. Best, which rates insurance companies based on factors of concern to policyholders, lowered its rating on the Company's insurance subsidiaries on February 24, 1999 to "B++" (Very Good, its fifth highest rating category) from "A-" (Excellent, its fourth highest rating category). Some of the factors noted by A.M. Best as contributing to the downgrade include the Company's operating performance, which was affected in part by heavy catastrophe losses, the Company's debt level, and the uncertainty associated with the Company's then ongoing negotiations with its lenders to amend its credit agreement in light of then existing covenant defaults. The Company determined that the impact of the A.M. Best downgrade on the commercial line of business would necessitate corrective actions in excess of what the marketplace will accept. Therefore, the Company elected to withdraw from certain commercial lines of business in the second quarter of 1999. The Company also determined that the impact of the downgrade on the reinsurance segment significantly impaired the Company's ability to compete effectively in the current reinsurance marketplace. On March 24, 1999 the Company sold substantially all of its reinsurance business and operations to another reinsurer in exchange for $15 million as disclosed in Note D.

On May 3, 1999, A.M. Best further lowered its rating on the Company's insurance subsidiaries from "B++" to "B" (Fair). As a result of the further downgrade, the Company has elected to withdraw from its remaining commercial lines. Also, the further downgrade may negatively impact the Company's current homeowners lines, and remaining reinsurance lines of business.


Note D--Assumed Reinsurance Business

  On March 24, 1999, the Company entered into an agreement to transfer certain of its reinsurance assumed business to Hartford Fire Insurance Company ("Hart Re"). The agreement calls for the Company to reinsure its North American assumed business underwritten in the Birmingham office with a January 1, 1999 effective date to Hart Re under a 100% quota share treaty and for the Company to use its best efforts to novate the policies to Hart Re and encourage renewals with Hart Re for policies not novated. The Company received $15 million in consideration of the transaction, such payment having been conditioned on certain Company employees entering into employment relationships with Hart Re.

The Company is exiting the reinsurance assumed business with this transaction and continued conversion or commutation and termination of the other assumed reinsurance business. Nine month results include recognition of recoverables and payables under the terms of the HartRe agreement and recognition of $15 million as gain associated with the agreement. As of September 30, 1999, the Company had novated certain policies to Hart Re which had written premiums of $50.3 million for the six months ended June 30, 1999.

  The Company acquired a block of personal lines business from CIGNA on December 31, 1997 via a 100% quota share reinsurance contract and entered into an agreement whereby CIGNA would use its best efforts to renew the business on Company paper as expeditiously as possible. The Company continues to convert this business to its paper as state rate approvals are obtained and renewal dates are reached. The results of this business are reported in the Reinsurance Segment until renewals are made onto Company paper, at which time such policies become reported in the Personal Lines Segment.

  In connection with the above acquisition, the Company agreed to compensate the Seller with an initial ceding commission and quarterly commissions through conversion, a portion of which represents payments for the renewal rights to the business. Such amounts have been capitalized as deferred acquisition costs and are amortized over the estimated retention of such business. The Company changed its estimate of such retention in the third quarter, resulting in a $3.4 million net income improvement as compared to results which would have been reported under previous estimates.

Note E--Segment Information

                                                                                       Nine Months Ended September 30,
                                                                                       -------------------------------
                                                                                           1999              1998
                                                                                       -------------      ------------
Reinsurance operations
  Net premiums earned................................................................   $   84,261        $  133,387
  Net investment income and realized gain/(loss).....................................        8,302             9,626
  Other income.......................................................................       15,000                --
  Underwriting gain (loss)...........................................................       (4,069)          (41,930)
Personal operations
  Net premiums earned................................................................      192,870           183,103
  Net investment income and realized gain/(loss).....................................       19,004            13,214
  Other income.......................................................................        8,216             3,271
  Underwriting gain (loss)...........................................................       (1,676)          (15,234)
Commercial operations
  Net premiums earned................................................................       46,240            52,230
  Net investment income and realized gain/(loss).....................................        4,556             3,769
  Other income.......................................................................          824               933
  Underwriting gain (loss)...........................................................       (7,576)          (10,813)
Other operations
  Interest expense...................................................................        9,267            10,357
  Goodwill amortization..............................................................          810             4,978
                                                                                        ----------        ----------
     Total pretax income (loss) from operations......................................   $   32,504        $  (52,499)
                                                                                        ==========        ==========

Total identifiable assets
  Reinsurance operations
     Investments and other assets....................................................   $  248,270        $  545,449
     Deferred acquisition costs......................................................       26,147            49,374
  Personal operations
     Investments and other assets....................................................      444,340           553,776
     Deferred acquisition costs......................................................       31,675            43,361
  Commercial operations
     Investments and other assets....................................................      252,973           288,685
     Deferred acquisition costs......................................................        3,783            14,224
                                                                                        ----------        ----------
       Total assets..................................................................   $1,007,188        $1,494,869
                                                                                        ==========        ==========

Note F--Sale of Convertible Preferred Stock

  On September 30, 1999, the Company raised $25.1 million from placement of its Series A Convertible Preferred Stock. 2,950,000 shares of the Company's preferred stock were issued at $8.50 per share. Each share of the preferred stock is convertible into two shares of the Company's common stock. Dividends are cumulative at a 9% rate compounded semi-annually. The preferred stock will automatically be converted into shares of common stock of the Company at the date the common stock achieves an average closing price of $8.00 per share for twenty consecutive trading days.


Note G--Sale of Vesta County Mutual Insurance Company

  On September 10, 1999, the Company sold its authority and right to control and manage the affairs of Vesta County Mutual Insurance Company ("County") for $11.2 million. The Company recognized a gain of $4.8 million, which is included in other income, during the third quarter of 1999. In 1999, County had $44.5 million of direct written premium, of which $29.6 million was assumed by the Company. Also in 1999, the Company received $173,000 in interest income from a $2.5 million surplus debenture issued by County in exchange for the Company's contribution of capital in a like amount to County. This debenture was repaid by County in connection with the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  Vesta Insurance Group, Inc. (the "Company" or "Vesta") is a holding company for a group of property and casualty insurance companies (the "Vesta Group"). Currently, the Company predominately writes primary insurance on selected Personal Lines risks. In the past, the Company's Personal Lines segment emphasized writing property coverages more than liability. With the addition of the liability coverage inherent in the sizable book of Personal Auto business acquired with Shelby, the Company's Personal Lines business is now more evenly balanced between risks of property damage (which is susceptible to faster determination of loss but is highly unpredictable) and casualty exposure (which is more predictable but takes longer to determine).

  In the past, the Company also wrote primary insurance on a variety of Commercial Lines risks, as well as treaty Reinsurance for small and mid-size insurance companies and regional specific Reinsurance for large insurance companies. In each of these segments, the Company focused principally on property coverages, for which ultimate losses generally can be more promptly determined than on casualty risks.

  The Company's revenues from operations are derived primarily from net premiums earned on risks written or reinsured by the Company, investment income and investment gains or losses while expenses consist primarily of payments for claims losses and underwriting expenses, including agents' commissions and operating expenses.

Known Trends and Uncertainties

  The financial position, results of operations, and cash flows of property and casualty insurers have historically been subject to significant fluctuations due to competition, A.M. Best ratings, and other factors. Certain known trends and uncertainties which may affect future results of the Company are discussed more fully below.

  Competition:   The property and casualty insurance industry is highly
competitive on the basis of both price and service. In recent years there has been a trend in the property and casualty industry toward consolidation which could result in even more competitive pricing. The Company also faces competition from foreign insurance companies, captive insurance companies and risk retention groups. In the future, the industry, including the Company, may face increasing insurance underwriting competition from banks and other financial institutions.

  Adverse impacts of insurance rating downgrades:   A.M. Best, which rates
insurance companies based on factors of concern to policyholders, currently rates the Company's insurance subsidiaries "B". See Note C of consolidated financial statement for further information.

  Litigation:   See Part II, Item 1 for discussion of current status of
litigation.

  Reliance on Performance of Reinsurers:   The Company evaluates the credit
quality of the reinsurers and retrocessionaires to which it cedes business. No assurance can be given regarding the future ability of any of the Company's reinsurers to meet their obligations.

  Leverage Impact on Operations:   The Company is highly leveraged, which may
limit the Company's ability to obtain additional financing in the future. Also, the Company has drawn down the maximum amount available under the revolving credit facilities.

  Reliance upon Independent Agents:   The Company relies heavily on independent
agents to renew existing business and to attract new business. Vesta cannot be sure that these agents will continue to sell the Company's insurance to the individuals they represent.

  Year 2000:   The failure to correct a material Year 2000 ("Y2K") problem could result in an interruption in, or failure of, the normal business operations of the Company including the delay in premium or claim processing and the disruption of service to its customers.


Comparison of Third Quarter 1999 to Third Quarter 1998

Net income for the quarter ended September 30, 1999 was $5.0 million versus a net loss of $(24.8) million for the quarter ended September 30, 1998. On a diluted per share basis, net income for the third quarter of 1999 was $.27 per share versus a net loss of $(1.34) per share for the third quarter of 1998.


Premiums, Loss and Loss Adjustment Expense-Personal Lines

  Gross premiums written for personal lines decreased by $26 million, or 28.6%, to $65.0 million for the quarter ended September 30, 1999, from $91.0 million for the quarter ended September 30, 1998. The decline in personal lines gross written premiums is primarily attributable to declines in the Financial Services, Vesta County Mutual, Hawaiian Insurance and Guaranty and Shelby Insurance Companies, partially offset by the continued rollover of certain homeowners business from the assumed reinsurance lines.

  Net premiums written for personal lines decreased by $5.4 million, or 8.4%, to $59.0 million for the quarter ended September 30, 1999, from $64.4 million for the quarter ended September 30, 1998. Net premiums earned for personal lines decreased $3.8 million, or 5.9% to $60.5 million for the quarter ended September 30, 1999, from $64.3 million for the quarter ended September 30, 1998. The small decrease in net premiums earned in relation to the decline in gross written premiums is largely attributable to the termination on a run off basis of the 20% whole account quota share treaty effective July 1, 1998.

  Loss and loss adjustment expenses ("LAE") for personal lines increased by $.3 million, or .7%, to $40.6 million for the quarter ended September 30, 1999, from $40.3 million for the quarter ended September 30, 1998. The loss and LAE ratio for personal lines for the quarter ended September 30, 1999 was 67.1% as compared to 62.7% at September 30, 1998. The increase in the loss and LAE ratio is primarily attributable to increased losses related to Hurricane Floyd and increased losses for Vesta County Mutual partially offset by the recognition of the deferred gain related to the 20 percent whole account treaty.

Premiums, Loss and LAE-Commercial Lines

  Gross premiums written for commercial lines decreased by $26.0 million, or 84.7%, to $4.7 million for the quarter ended September 30, 1999, from $30.7 million for the quarter ended September 30, 1998, The decrease in gross premiums for commercial lines is primarily attributable to declining volume as a result of the Company's election to exit the commercial lines business.

  Net premiums written for commercial lines decreased by $20.1 million or 115.5%, to $(2.7) million for the quarter ended September 30, 1999, from $17.4 million for the quarter ended September 30, 1998. The decline in net written premiums is primarily attributable to declining volume as a result of the Company's election to exit commercial lines and a large unearned premium portfolio transfer in the third quarter of 1999. Net premiums earned for commercial lines decreased by $7.2 million, or 41.2%, to $10.3 million for the quarter ended September 30, 1999, from $17.5 million for the quarter ended September 30, 1998.

  Loss and LAE for commercial lines decreased by $7.2 million, or 45.6%, to $8.6 million for the quarter ended September 30, 1999, from $15.8 million for the quarter ended September 30, 1998. The loss and LAE ratio for the quarter ended September 30, 1999 was 83.5% as compared to 90.3% for the quarter ended September 30, 1998. The decrease in the loss ratio is primarily attributable to the recognition of the deferred gain related to the 20 percent whole account quota share treaty.


Premiums, Loss and LAE-Reinsurance

  Gross premiums written for reinsurance increased by $8.6 million, or 97.7% to $(.2) million for the quarter ended September 30, 1999 from $(8.8) million for the quarter ended September 30, 1998. The negative gross written premiums in the quarter ended September 30, 1999 was primarily attributable to the novation of certain treaties to HartRe, an unearned premium portfolio transfer of one large reinsurance treaty and the continued roll over of certain homeowners business to personal lines. The negative reinsurance gross written, net written and earned premiums for the quarter ended September 30, 1998 were due to the Company's change in estimation of unreported premium revenue related to its assumed pro rata contracts as further discussed in Note F.

  Net premiums written for reinsurance increased by $43.1 million, or 145.1% to $13.4 million for the quarter ended September 30, 1999 from $(29.7) million for the quarter ended September 30, 1998. Net premiums earned increased $43.7 million, or 264.8% to $27.2 million for the quarter ended September 30, 1999, from $(16.5) million for the quarter ended September 30, 1998.

  Loss and LAE for reinsurance increased by $9.5 million, or 339.3%, to $12.3 million for the quarter ended September 30, 1999, from $2.8 million for the quarter ended September 30, 1998. The loss and LAE ratio for reinsurance for the quarter ended September 30, 1999 was 45.2% as compared to (17.0)% for the quarter ended September 30, 1998. The reinsurance loss and LAE incurred for the quarter ended September 30, 1998 were significantly impacted by the Company's change in estimation of unreported losses incurred related to its assumed pro rata contracts as further discussed in Note F.

Net Investment Income

  Net investment income decreased by $1.0 million, or 11.9% to $7.4 million for the quarter ended September 30, 1999. The weighted average yield on invested assets (excluding realized and unrealized gains) was 5.1% for the quarter ended September 30, 1999, compared with 6.2% for the quarter ended September 30, 1998.


Policy Acquisition Expenses and Other Expenses

  Policy acquisition expenses increased by $2.0 million, or 7.8% to $27.7 million for the quarter ended September 30, 1999, from $25.7 million for the quarter ended September 30, 1998. Other expenses include operating expenses not directly related to the generation of premium revenue, interest on debt and goodwill amortization. Operating expenses decreased by $5.1 million. The underwriting expense ratio was 40.9% in the third quarter of 1999 as compared to 66.1% in the third quarter of 1998. The decrease in the expense ratio is primarily attributable to the consolidation of the Shelby operations to Birmingham.


Federal Income Taxes

  Federal income taxes increased by $12.3 million to $3.0 million for the quarter ended September 30, 1999. This increase was due primarily to the increase in operating income.

Comparison of Nine Months Ended September 30, 1999 with Nine Months Ended September 30, 1998

The first nine months of 1999 resulted in a net income of $18.3 million, an increase of $58.2 million from the net loss of $(39.9) million reported for the same period in 1998.


Premiums, Loss and LAE--Personal Lines

  Gross premiums written for personal lines decreased by $60.7 million, or 22.4%, to $210.3 million for the period ended September 30, 1999, from $271.0 million for the period ended September 30, 1998. The decline in personal lines gross written premiums is primarily attributable to declines in the Financial Services, Vesta County Mutual, Hawaiian Insurance and Guaranty and Shelby Insurance Companies partially offset by the continued roll over of certain homeowners business from the assumed reinsurance lines.

  Net premiums written for personal lines decreased by $2.5 million, or 1.3%, to $188.0 million for the period ended September 30, 1999, from $190.5 million for the period ended September 30, 1998. Net premiums earned for personal lines increased $9.8 million, or 5.4% to $192.9 million for the period ended September 30, 1999, from $183.1 million for the period ended September 30, 1998. The increase in premiums earned was largely attributable to the termination on a run off basis of the 20% whole account quota share treaty effective July 1, 1998.

  Loss and loss adjustment expenses ("LAE") for personal lines increased by $6.4 million, or 5.4%, to $125.2 million for the period ended September 30, 1999, from $118.8 million for the period ended September 30, 1998. The loss and LAE ratio for personal lines for the period ended September 30, 1999 was 64.9% as compared to 64.9% at September 30, 1998.


Premiums, Loss and LAE--Commercial Lines

  Gross premiums written for commercial lines decreased by $53.5 million, or 53.2%, to $47.0 million for the period ended September 30, 1999, from $100.5 million for the period ended September 30, 1998, The decrease in gross premiums for commercial lines is primarily attributable to declining volume in the Shelby operations as a result of the Company's election to exit the commercial lines business.

  Net premiums written for commercial lines decreased by $23.8 million or 47.7%, to $26.1 million for the period ended September 30, 1999, from $49.9 million for the period ended September 30, 1998. Net premiums earned for commercial lines decreased by $6.0 million, or 11.5 %, to $46.2 million for the period ended September 30, 1999, from $52.2 million for the period ended September 30, 1998.

  Loss and LAE for commercial lines decreased by $7.4 million, or 17.6%, to $34.7 million for the period ended September 30, 1999, from $42.1 million for the period ended September 30, 1998. The loss and LAE ratio for the period ended September 30, 1999 was 75.1% as compared to 80.7% for the period ended September 30, 1998.


Premiums, Loss and LAE--Reinsurance

  Gross premiums written for reinsurance decreased by $229.3 million, or 100.6% to $(1.3) million for the period ended September 30, 1999 from $228.0 million for the period ended September 30, 1998. The decrease was primarily attributable to the commutation and unearned portfolio transfers of several large reinsurance contracts, novations of certain reinsurance contracts related to the sale of the reinsurance business and the continued roll over of certain homeowners business to personal lines.

  Net premiums written for reinsurance decreased by $103.7 million, or 91.9% to $9.1 million for the period ended September 30, 1999 from $112.8 million for the period ended September 30, 1998. The decline in net written premiums for reinsurance is primarily attributable to the decline in gross written premiums, the novation of certain reinsurance contracts and the 100% reinsurance quota share treaty entered into effective January 1, 1999. Net premiums earned decreased $49.1 million, or 36.8% to $84.3 million for the period ended September 30, 1998, from $133.4 million for the period ended September 30, 1998.

  Loss and LAE for reinsurance decreased by $55.5 million, or 54.3%, to $46.8 million for the period ended September 30, 1999, from $102.3 million for the period ended September 30, 1998. The loss and LAE ratio for reinsurance for the period ended September 30, 1999 was 55.5% as compared to 76.7% for the period ended September 30, 1998. The decrease in the loss and LAE ratio was primarily due to an increased percentage being ceded to the retrocessionares pursuant to the Company's ceded reinsurance program including the 100% quota share reinsurance treaty.

Policy Acquisition Expenses and Other Expenses

  Policy acquisition expenses decreased by $35.8 million, or 29.5% to $85.7 million for the period ended September 30, 1999, from $121.5 million for the period ended September 30, 1998. The decrease in policy acquisition expenses is primarily attributable to declines in assumed reinsurance premiums earned. Other expenses include operating expenses not directly related to the generation of premium revenue, interest on debt and goodwill amortization. Operating expenses decreased $7.7 million. The decline in operating expenses is primarily attributable to declines in salary and information systems expense related to the consolidation of the Shelby operations. These factors caused the underwriting expense ratio to decrease from 47.1% for the period ended September 30, 1998 to 40.2% for the period ended September 30, 1999. Goodwill amortization decreased $4.2 million due to the effect of the 1998 fourth quarter write down of $74.5 million of goodwill acquired on June 30, 1997 in connection with the Shelby acquisition.


Net Investment Income

  Net investment income decreased by $2.8 million, or 10.6%, to $23.7 million for the period ended September 30, 1999, from $26.5 million for the period ended September 30, 1998. The weighted average yield on invested assets (excluding realized gains) was 5.7% for the period ended September 30, 1999, compared with 6.1% for the period ended September 30, 1998. The decrease in net investment income is primarily attributable to a decrease in average invested assets.


Federal Income Taxes

  Federal income taxes increased by $26.8 million, or 160.5%, to $10.1 million for the period ended September 30, 1999. The effective rate on pre-tax income decreased from 31.8% to 31.0% for the period ended September 30, 1999. The decrease in the effective rate is primarily attributable to the decrease in non-deductible goodwill amortization.


Net Income

  For the reasons discussed above, net income increased by $58.2 million, or 145.9%, to $18.3 million for the period ended September 30, 1999, from a net loss of $(39.9) million for the period ended September 30, 1998.


Liquidity and Capital Resources

  The Company is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Group, a group of wholly owned property and casualty insurance companies including Vesta Fire Insurance Corporation, ("Vesta Fire"). The insurance subsidiaries comprising the Vesta Group are individually supervised by various state insurance regulators. Vesta Fire is the principal operating subsidiary of the Company.

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

  On September 30, 1999, the Company closed a private placement of its Series A Convertible Preferred Stock with the Birmingham Investment Group, LLC (the "Group"), in which the Group purchased from the Company 2,950,000 shares of the Company's preferred stock at $8.50 per share for an aggregate of $25.1 million. Each share of the preferred stock is convertible into two shares of the Company's common stock and carries a cumulative dividend rate of 9%, compounded semi-annually. The preferred stock will automatically be converted into shares of common stock at the date at which the common stock of the Company achieves an average closing price of $8.00 per share for twenty consecutive trading days.

  Also on September 30, 1999, the Company established secured revolving credit facilities (the "Credit Facilities") in the aggregate amount of $20,000,000 with The Banc Corporation and its banking subsidiary The Bank, consisting of a $15,000,000 loan from The Bank and a $5,000,000 loan from The Banc Corporation. The $15,000,000 loan from The Bank is secured by a pledge of a certificate of deposit owned by the Company having a face value at least equal to the amount of said loan. The $5,000,000 loan from The Banc Corporation is secured by (i) an accommodation collateral assignment by J .Gordan Gaines, Inc. ("Gaines") of certain of the proceeds to be received under its management contract, effective January 1, 1999, with the Company's insurance subsidiaries and (ii) an assignment of dividends which the Company may receive from Gaines. The interest rate on the principal amount outstanding under the $15,000,000 loan from The Bank will not exceed 2% over the rate earned on the certificate of deposit referenced above, provided a higher default rate may apply. The interest rate on principal amounts outstanding on the $5,000,000 loan from The Banc Corporation will not exceed The Bank's prime rate. Each of the Credit Facilities includes financial covenants which require the Company to maintain certain minimum financial standards. The loans outstanding under the Credit Facilities initially mature on September 30, 2001.

  As of September 30, 1999, the Company had drawn down all of the amounts available for borrowing under the Credit Facilities.

  In June 1999, the Company entered into an agreement with Employers Reinsurance Corporation to sell the authority and the right to control and manage the affairs of Vesta County Mutual Insurance Company for $11.2 million. This transaction was consummated on September 10, 1999.

Uses

  The principal uses of funds at the holding company level are to pay operating expenses, principal and interest on outstanding indebtedness and dividends to stockholders if declared by the Board of Directors. During the last three years, the insurance subsidiaries of the Company have produced operating results and paid dividends sufficient to fund these needs of the Company. Except for the regulatory restrictions described above, the Company is not aware of any demands or commitments of the insurance subsidiaries that would prevent the payment of dividends to the Company sufficient to meet its anticipated needs (including debt service) for at least the next twelve months.

  The Company is required to make semi-annual interest payments of $4.4 million on its $100 million of 8.75% Senior Debentures due 2025 (the "Senior Notes"). The Company is also obligated to make semi-annual interest payments of $4.3 million on its $100 million of 8.525% junior Subordinated Deferrable Interest Debentures due 2007 (the "Trust Debentures") issued to Vesta Capital Trust I in connection with its sale of $100 million of 8.525% Capital Securities, subject to the Company's right to elect to defer such payments. The Company exercised its right to defer the semi-annual payment on the Trust Debentures which became due on July 15, 1999, and it may elect to defer future payments on these Trust Debentures as permitted by their terms. Until such time as the Company resumes payments on these Trust Debentures (including payment of all accrued and unpaid amounts due), the Company will not pay any dividends to its common stockholders, nor may it pay any dividends on its preferred stock issued to the Group on September 30, 1999.

  Upon the resumption of payments on the Trust Debentures (including payments of all accrued and unpaid amounts due), the Company expects to declare semi-annual dividends of approximately $1.1 million on the preferred stock issued to the Group on September 30, 1999, together with all arrearage on such preferred stock which accrued since September 30, 1999. A liability of $4.3 million representing the deferred semi-annual payment on the Trust Debenture due July 15, 1999 has been recorded in other liabilities.

  The Company must pay scheduled interest and principal payments on the amounts borrowed under the Credit Facilities, the interest rates on which are described above. As of September 30, 1999, approximately $20 million principal amount was outstanding under the Credit Facilities.

  On September 30, 1999, the Company repaid approximately $56 million owing under its revolving credit facility with a group of lenders led by First Union National Bank, as amended (the "Former Credit Facility"). This $56 million payment was funded primarily from three sources (each of which is described above): (i) the $11.2 million in proceeds received from the transaction involving Vesta County Mutual, (ii) the $25 million in proceeds received from the sale of the Preferred Stock and (iii) the $20 million borrowed under the Credit Facilities.


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

  The Company has completed all seven phases of the transition for its defined mission critical systems. Extraneous systems are either being discontinued or are in the remediation phase at this time. Implementation of Y2K compliance for these remaining systems was completed before the end of the third quarter of 1999.

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

  The fifth phase of the Y2K effort was the All Systems Project Phase the purpose of which was to convert the core insurance processing systems to Y2K compliance. Additional personnel were added to the effort for the primary purpose of testing and validating results. This effort, which was completed on August 3, 1998 completed the conversion/migration of all the Company's in-house developed systems to Y2K compliance.

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

  As of September 30, 1999, the Company had spent approximately $7.5 million to bring its systems to Y2K compliance. As of this filing, the Company has completed its Y2K readiness efforts (i.e., upgrade PC hardware, servers, routers, PC related software, etc.).

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

  The Company as of this filing, has finished developing its Y2K contingency plans for its business areas by developing detailed plans to allow the Company to process its business should one or more systems, internal and/or external, cause a disruption in the normal daily processing.

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

  The Y2K issue is also a concern from an underwriting standpoint regarding the extent of liability for coverage under various general liability, property and directors and officers liability and product policies. The Company believes that potential commercial lines exposure specifically related to the Y2K issue is minimal as commercial lines business has historically excluded any manufacturing risks which produce computer and computer dependent products.

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


Special Note Regarding Forward-Looking Statements

  Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.



                                  PART II
                                  -------

Item 1.   Legal Proceedings

Litigation

  Securities Litigation

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

  The Company has notified its directors and officers liability insurance companies of these lawsuits and the consolidated amended complaint. The litigation is still in the preliminary stages and there has been no discovery conduted in the securities case. The Company intends to vigorously defend this litigation and intends to explore all available rights and remedies it may have under the circumstances. In related litigation, in September, 1998, Cincinnati Insurance Company ("Cincinnati"), one of the Company's directors and officers liability insurance carriers, filed a lawsuit in the United States District Court for the Northern District of Alabama seeking to avoid coverage under its directors and officers liability and other policies. The Company filed a motion to dismiss Cincinnati's complaint on jurisdictional grounds in federal court (which was granted), and filed a lawsuit against Cincinnati in the Circuit Court of Jefferson County, Alabama seeking damages arising out of Cincinnati's actions. Cincinnati has filed an answer and counterclaim in that case again seeking to avoid coverage.

  Indemnification Agreements And Liability Insurance

  Pursuant to Delaware law and by-laws, the Company is obligated to indemnify its current and former officers and directors for certain liabilities arising from their employment with or service to the Company. The Company believes that these indemnification obligations extend to its current and former officers' and directors' costs of defense and other liabilities which may arise out of the securities litigation described above.

  The Company has purchased directors' and officers' liability insurance ("D&O insurance") for the purposes of covering among other things the costs incurred in connection with these indemnification obligations. For the period in which most of the claims against the Company and certain of its directors and officers were asserted, the Company had in place a primary D&O insurance policy providing $25 million in coverage and an excess D&O insurance policy covering for an additional $25 million in coverage. The issuer of the primary D&O insurance policy, Cincinnati, has attempted to avoid coverage, and the Company is vigorously resisting its efforts to do so.

  Subsequent to the initiation of the class actions described above, the Company secured an additional excess D&O insurance providing coverage for any losses in excess of $50 million up to $110 million, or additional excess coverage of $60 million. The Company has paid for this additional excess policy in full.

  The Company has not currently set aside any financial reserves relating to any of the above-referenced actions.

  The Company, through its subsidiaries, is routinely a party to pending or threatened legal proceedings and arbitration relating to the regular conduct of its insurance business. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other specified relief. Based upon information presently available, and in light of legal and other defenses available to the Company and its subsidiaries, management does not consider liability from any threatened or pending litigation regarding routine matters to be material.

As discussed above, the Company corrected its accounting for assumed reinsurance business through restatement of its previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under the Company's 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. The Company believes such treatment is appropriate under the terms of this treaty and has calculated the quarterly reinsurance billings presented to the treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $47.7 million at September 30, 1999. The Company has collected $34.5 million from NRMA; the largest participant on the treaty through the draw down of a letter of credit which was required to be posted since NRMA is a foreign reinsurer.

NRMA has filed a lawsuit in the United States District Court for the Northern District of Alabama contesting the Company's claim and the validity of the treaty, and is seeking return of the $34.5 million. The Company has filed a demand for arbitration as provided for in the treaty and has filed a motion to compel arbitration which is currently pending in the United States District Court action. The Company recently filed for arbitration against the other two participants on the treaty. While management believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in their early stages and their ultimate outcome cannot be determined at this time.

  On September 23, 1999, Torchmark Corporation, the Company's largest common stockholder, filed a lawsuit in the Circuit Court of Jefferson County, Alabama against the Company asserting breach of contract, conversion and breach of duty in connection with the Company's preparation and filing of a registration statement covering its shares in accordance with certain registration rights claimed by Torchmark. This claim seeks an injunction requiring a registration statement to be filed, as well as compensatory and punitive damages. This litigation is in its early stages, and management is unable to assess the damages that may be awarded, if any. However, management does not believe that such damages, if any, would materially and adversely affect the Company's financial position or results of operation.

  On June 23, 1999, a subsidiary of Torchmark filed suit in the Circuit Court of Jefferson County, Alabama against two subsidiaries of the Company. The lawsuit claims that the Company's subsidiaries have failed to pay certain sums due under a marketing and administrative services agreement between the parties. The suit also seeks payment of certain commissions and administrative expenses. This litigation is in its early stages, and management is unable to assess the damages that may be awarded, if any. However, management does not believe that such damages, if any, would materially and adversely affect the Company's financial position or results of operation.

Item 2.   Changes in Securities

  (b) On September 30, 1997, the Company issued 2,950,000 shares of its Series A Convertible Preferred Stock, the terms of which are discussed below. The holders of the Preferred Stock will have certain rights which are superior to those of the holders of the Company's common stock, as more fully described in the Company's Proxy Statement mailed to Stockholders on August 9, 1999, particularly under the heading "How Will the Issuance of the Preferred Stock Affect the Rights of the Existing Common Stock?"

  (c) On September 30, 1999, the Company issued 2,950,000 shares of its Series A Convertible Preferred Stock to the Birmingham Investment Group, LLC at a purchase price of $8.50 per share, or an aggregate of $25,075,000, in cash. This share of the Preferred Stock has a cumulative dividend rate of 9%, compounded semi-annually, and is convertible into two shares of the Company's common stock, subject to adjustment. The Preferred Stock will automatically convert into shares of common stock at the date the Company's common stock achieves an average closing price of $8.00 per share for twenty consecutive trading days.

      This Preferred Stock was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. In relying on this exemption, the Company ensured that the Purchaser (i) had adequate access, through its relationships with the Company, to information about the Company, and (ii) represented its intention to acquire the securities for investment only and not with a view towards any distribution thereof. In addition, appropriate legends were affixed to the shares representing such Preferred Stock regarding applicable restrictions on its transferability.

Item 3.   Default Upon Senior Securities

  None


Item 4.   Submission of Matters to a Vote of Security Holders

  At a special meeting of stockholders held August 27, 1999, the following matters were submitted to a vote of stockholders. (Shares Eligible to Vote 18,676,335; Shares Voted 17,891,398).

1. Issuance and sale of 2,950,00 shares of the Company's Series A Convertible Preferred Stock.

Stockholders authorized the issuance and sale of the Preferred Stock described in Item 2 above.

                                                    For        Against     Abstain   Non-Vote
                                                 ---------    ---------    -------  ---------
Issuance and sale of 2,950,000 shares of the
Company's Series A Convertible Preferred
Stock.........................................   9,998,381    2,156,197    90,669   5,646,151


2.     Amendment of Long Term Incentive Plan

The Company's Long Term Incentive Plan ("Incentive Plan") was amended to delete the limitation on the number of shares subject to awards which may be granted in any one year. The maximum number of shares subject to awards which may be granted under the Incentive Plan to any single participant in any one year is 135,675, and was not changed.


                                                    For        Against     Abstain   Non-Vote
                                                 ---------    ---------    -------  ---------
2. Amendment of The Long Term Incentive Plan..   9,416,147    8,371,768    103,483       0

Item 5.   Other Information

    None

Item 6.   Exhibits and Reports on Form 8-K

    a) Exhibits

                                  EXHIBITS INDEX
                                  --------------

Exhibit No.                                     Description
------------  --------------------------------------------------------------------------------------------------------
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


   3.3        Certificate of Designation, filed with the Secretary of State of the State of Delaware, establishing rights and preferences of the Company's Series A Convertible Preferred Stock.


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



Exhibit No.                                      Description
------------  --------------------------------------------------------------------------------------------------------
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

 10.7*        The Company's Long Term Incentive Plan as amended effective as of August 27, 1999 (filed as an exhibit to the Company's Proxy Statement on Schedule 14A, filed on August 9, 1999 and incorporated herein by reference (File No. 1-12338)).

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

 10.13        Employment Agreement between the registrant and Norman W. Gayle, III, dated as of September 30, 1999.
              (filed as an exhibit to the Registration statement on Form S-1 (Registration No. 333-90473 ) of Vesta
              Insurance Group, Inc., filed on November 5, 1999 and incorporated herein by reference (File No.
              1-12338))

 10.14        Employment Agreement between the registrant and James E. Tait, dated as of September 30, 1999. (filed as an exhibit to the Registration statement on Form S-1 (Registration No. 333-90473  ) of Vesta
              Insurance Group, Inc., filed on November 5, 1999 and incorporated herein by reference (File No.
              1-12338))



Exhibit No.                                 Description
------------  --------------------------------------------------------------------------------------------------------
 10.15        Employment Agreement between the registrant and Donald W. Thornton, dated as of September 30, 1999
              (filed as an exhibit to the Registration statement on Form S-1 (Registration No.33-90473) of Vesta
              Insurance Group, Inc., filed on November 5, 1999 and incorporated herein by reference (File No.
              1-12338))


 10.16        Vesta Insurance Group, Inc. Executive Officer Incentive Compensation Plan. (filed as an exhibit to the
              Registration statement on Form S-1 (Registration No. 333-90473  ) of Vesta Insurance Group, Inc., filed on November 5, 1999 and incorporated herein by reference (File No. 1-12338))


 10.17        Office Lease between the Company and Torchmark Development Corporation, dated as of April
              20, 1992 (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
              1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-12338)).


 10.18        Agency Agreement between Liberty National Fire Insurance Company, Vesta Insurance
              Corporation, Sheffield Insurance Corporation, and Overby-Seawell Company (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of
              Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference
              (File No. 1-12338)).


 10.19        Commercial/Personal Property Risk Excess Reinsurance Contracts, dated July 1, 1993, constituting the Company's Direct Per Risk Treaty Program, between Vesta Fire Insurance
              Corporation, and its subsidiary and affiliated companies and various reinsurers (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No.
              33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338)) renewed July 1, 1997.


 10.20        Specific Regional Catastrophe Excess Contracts, dated January 1, 1996, constituting the
              Company's Regional Property Catastrophe Program, between Vesta Fire Insurance Corporation and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended
              December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No.
              1-12338)). Renewed January 1, 1998.


 10.21        Casualty Excess of Loss Reinsurance Agreements, dated January 1, 1998, constituting the
              Company's Casualty Excess of Loss Reinsurance Program, between Vesta Fire Insurance
              Corporation, Vesta Insurance Corporation, Sheffield Insurance Corporation, Vesta Lloyds
              Insurance Company and Employers Reinsurance Corporation, (filed as an exhibit to the
              Company's Form 10-Q for the quarter ended March 31, 1998, filed on May 13, 1998 and incorporated herein by reference (File No. 1-12338)).


 10.22        Amendment to Catastrophe Reinsurance Contracts, dated July 1, 1995, constituting the
              Company's Direct Property Catastrophe Program, between Vesta Fire Insurance Corporation,
              Vesta Insurance Corporation, Sheffield Insurance Corporation, Vesta Lloyds Insurance Company,
              Hawaiian Insurance & Guaranty Company, Limited and various reinsurers. (Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1995, filed on November 14,
              1995 and incorporated herein by reference (File No. 1-12338)). Renewed July 1, 1997.





Exhibit No.                                    Description
------------  --------------------------------------------------------------------------------------------------------
 10.23        Amendment to Catastrophe Reinsurance Contracts, dated January 1, 1996, constituting the
              Company's Direct Property Catastrophe Program, between Vesta Fire Insurance Corporation,
              Vesta Insurance Corporation, Sheffield Insurance Corporation, Vesta Lloyds Insurance Company,
              Hawaiian Insurance & Guaranty Company, Limited and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338)). Renewed January 1, 1998.


 10.24        Credit Agreement dated September 30, 1999 between Vesta Insurance Group, Inc. and The Bank establishing a $15,000,000 revolving credit facility (filed as an exhibit to the Registration statement on Form S-1
              (Registration No. 333-90473) of Vesta Insurance Group, Inc., filed on November 5, 1999 and incorporated herein by reference (File No. 1-12338)).


 10.25        Credit Agreement, dated September 30, 1999, between Vesta Insurance Group, Inc. and The Banc
              Corporation establishing a $5,000,000 revolving credit facility (filed as an exhibit to the
              Registration statement on Form S-1 (Registration No. 333-90473) of Vesta Insurance Group, Inc.,
              filed on November 5, 1999 and incorporated herein by reference (File No. 1-12338)).


 10.26        Stock Purchase Agreement between Anthem Casualty Insurance Group, Inc. and Vesta Insurance
              Group, Inc., Dated April 23, 1997 (filed as an exhibit to the Company's Form 10-Q for the year ended September 30, 1997, filed on November 13, 1997 and incorporated herein by reference
              (File No. 1-12338)).


 10.27        Business Transfer and Management Agreement between Vesta Fire Insurance Corporation and its affiliated Companies and CIGNA Property and Casualty Insurance Company and its affiliated companies, dated January 28, 1998 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997, filed on March 27, 1998 (File No. 1-12338)).


 10.28        Agreement for Data Processing Services between Shelby Insurance Company and Policy Management Systems
              Corporation, dated January 1, 1998 (filed as an exhibit to the Company's Form 10-Q for the period from
              June 30, 1998, filed on August 20, 1998 and incorporated herein by reference (File No. 1-12338)).


 10.29        Agreement by and among Hartford Fire Insurance Company, J. Gordon Gaines, Inc. and Vesta Fire Insurance
              Corporation (filed as Exhibit 2.1 to the Company's Form 8-K filed April 12, 1999)

 10.30        Convertible Preferred Stock Purchase agreement by and between Vesta Insurance Group, Inc. and
              Birmingham Investment Group, LLC. (filed as an Exhibit 10.1 to the Company's Form 8-K filed on July 2,
              1999)

 10.31        Acquisition Agreement between Vesta Insurance Group, Inc., Vesta Management Corporation of Texas and
              Employers Reinsurance Corporation (filed as an Exhibit 10.2 to the Company's Form 8-K filed on July 2,
              1999).

b) Reports on Form 8-K.

None

                                  SIGNATURES
                                  ----------
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         VESTA INSURANCE GROUP, INC.

Date: November 15, 1999
                                             /s/   James E. Tait
                                             -------------------
                                                James E. Tait
                                           Executive Vice President
                                         and Chief Financial Officer
                                        (Principal Financial Officer)

Date: November 15, 1999


                                            /s/   W. Perry Cronin
                                            ---------------------
                                                W. Perry Cronin
                                            Senior Vice President,
                                           Controller and Treasurer
                                         (Principal Accounting Officer)