Form 10-K405
period 1999-12-31
VESTA INSURANCE GROUP INC
filed 2000-03-31
CIK 911576

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                          Commission file number
      December 31, 1999                                      1-12338
                          VESTA INSURANCE GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                              63-1097283
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

    3760 River Run Drive,                                     35243
        Birmingham, AL
    (ADDRESS OF PRINCIPAL                                  (ZIP CODE)
      EXECUTIVE OFFICES)

              Registrant's telephone number, including area code:
                                (205) 970-7000
          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS           CUSIP NUMBER:           ON WHICH REGISTERED:

 Common Stock, $.01 Par           925391104            Common Stock, $.01 Par
         Value                                                 Value
          Securities registered pursuant to Section 12(g) of the Act:

                                     None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS
REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                                 YES [_]  NO [X]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K ((S)229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                       REGISTRANT AS OF MARCH 20, 2000:
                                  $89,022,908

   THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF
                         MARCH 20, 2000 is 18,825,832

                      DOCUMENTS INCORPORATED BY REFERENCE
   PORTIONS OF THE VESTA INSURANCE GROUP, INC. PROXY STATEMENT FOR ITS 2000 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III
                                    HEREOF.

                               Table of Contents

            Part I                                                          Page
            ------                                                          ----
 Item 1     Business Overview............................................     1
            Recent Developments..........................................     1
            Business Strategy............................................     2
            Personal Lines...............................................     3
            Reinsurance Assumed..........................................     6
            Commercial Lines.............................................     7
            Reinsurance Ceded............................................     7
            Claims.......................................................     8
            Reserves.....................................................     8
            Investments..................................................    11
            Regulation...................................................    12
            A.M. Best....................................................    16
            Competition..................................................    16
            Relationship with Torchmark..................................    17
            Employees....................................................    17
 Item 2     Properties...................................................    17
 Item 3     Legal Proceedings............................................    17
 Item 4     Submission of Matters to a Vote of Security Holders..........    19

            Part II
            -------
            Market for Registrants' Common Equity and Related Stockholder
 Item 5     Matters......................................................    20
 Item 6     Selected Financial Data......................................    21
 Item 7     Management's Discussion and Analysis of Results of Operations
             and Financial Condition.....................................    22
 Item 8     Financial Statements and Supplementary Data..................    32

            Part III
            --------
 Item 10    Directors and Executive Officers of the Registrants..........    63
 Item 11    Executive Compensation.......................................    63
            Security Ownership of Certain Beneficial Owners and
 Item 12    Management...................................................    63
 Item 13    Certain Relationships and Related Transactions...............    63

            Part IV
            -------
            Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14    8-K..........................................................    64

               Special Note Regarding Forward-Looking Statements

   Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission, including exhibit 99.1 to this Report on Form 10-K. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

                                    PART I

                               Item 1. Business

Business Overview

   The Company made a strategic decision in 1999 to concentrate its efforts on a traditionally profitable segment of our company. Our focus is now on Personal lines which includes Homeowners, Personal Auto, Financial Service and Other insurance products. In conjunction with our new focus on Personal lines, we renewed our commitment to the independent agent distribution system which we believe provides a vehicle of proven profitability and growth. This strategic decision resulted in a significant curtailment of our traditional reinsurance and the discontinuance of our commercial operations.

   Historically, we maintained a Commercial Lines segment and an Assumed Reinsurance segment which are mentioned elsewhere in this report. The Commercial Lines segment offered a variety of commercial property coverages to principally small businesses. The Assumed Reinsurance segment offered treaty Reinsurance to small and medium-sized insurance companies and regional specific Reinsurance for larger insurance companies located throughout the United States. Consistent with our prior strategy to focus on property and personal auto coverages, the principal lines of business reinsured by the Assumed Reinsurance segment were homeowner and commercial property coverages, non-standard automobile insurance and collateral protection insurance. Commercial Lines insurance products were distributed through independent agents, brokers and managing general agents. Reinsurance products have been offered primarily through Reinsurance intermediaries and brokers.

Recent Developments

   The following events have occurred since January 1, 1999 and have had a significant positive impact on the Company's financial condition:

  . Sale of Assumed Reinsurance. On March 24, 1999 the Company sold its reinsurance assumed business with the exception of a book of homeowner's business written by CIGNA which we initially assumed through a 100% reinsurance arrangement, but which is currently being converted to our Personal Lines operations. The Company received $15 million in exchange for its commitment to (a) enter into a 100% quota share treaty, effective January 1, 1999 for all business written on or after that date; b) use its best efforts to novate to the purchaser or renew on the purchaser's paper, all assumed treaties except those currently being converted to primary business and; (c) facilitate the hiring by the purchaser of several of the Company's reinsurance employees. The Company is exiting the reinsurance assumed business with this transaction and continued conversion or commutation and termination of the other assumed reinsurance business.

  . Sale of Vesta County Mutual. On September 10, 1999, the Company entered into an agreement with Employers Reinsurance Corporation to sell the authority and the right to control Vesta County Mutual Insurance Company in Texas. The sale of this non-core asset provided the Company with $11.2 million to use in reducing its outstanding bank debt.

  . Birmingham Investment Group, LLC. On September 30, 1999, the Birmingham Investment Group, LLC agreed to purchase from the Company in a private placement transaction 2,950,000 shares of preferred stock at a price of $8.50 per share or a total of $25,075,000. Each share of preferred stock carries a dividend of 9% and can be converted into two shares of common stock. Two members of the Birmingham Investment Group, James A. Taylor and Larry D. Striplin, Jr., became members of the Board of Directors of Vesta as part of the transaction. The preferred stock automatically converts into common stock when the closing price of the Company's common stock is $8.00 or higher for twenty consecutive trading days.

  . New Credit Facility. On September 30, 1999, the Company retired its existing credit facility under which there had been a technical default during 1998. The new credit facility included more favorable terms and provided the Company with greater financial flexibility. That credit facility was repaid in its entirety subsequent to year end and as of March 31, 2000, the Company had no outstanding bank debt and a new credit line of $15 million available for general corporate purposes. See the Liquidity and Capital Resources section for further information.

  . Debt Exchanges and Repurchases. On December 30, 1999, the Company exchanged $58.8 million of its outstanding 8.525% Capital (Trust Preferred) Securities due 2022 for approximately $44.1 million of its newly issued 12.5% Senior Notes due 2005. The exchange resulted in a reduction of the Company's debt to total capital ratio from 53.5% to 50%. The transaction also increased equity by approximately $9.5 million. On March 17, 2000, the Company repurchased $21.5 million of these 12.5% Senior Notes and an additional $4.5 million of its 8.75% Senior Debentures due 2025 for approximately $21 million in cash. As a result of these repurchases, the Company reduced its total outstanding indebtedness by $26 million, further reduced its debt to total capital ratio to 43.5% (including the payoff of the Company's revolving credit facility) and increased equity by approximately $3.5 million.

  . Redomestication. In December 1999, the Company formally redomesticated Vesta Fire Insurance Corporation, Vesta Insurance Corporation and Sheffield Insurance Corporation from Alabama to Illinois and Shelby Casualty Insurance Company from Indiana to Illinois. While the redomestications will have no material effect on the companies operations, each company will now be regulated by the Illinois Department of Insurance.

  . Improved rating by A.M. Best Company. On February 25, 2000, A.M. Best Company upgraded the Company's insurance subsidiaries to "B+" (Very
     Good) from "B" (Fair). The "B+" rating places Vesta in the secure category of A.M. Best's classifications. A.M. Best's upgrade reflects the agency's assessment of the Company's improved financial condition, including the Company's reduced debt and improved financial flexibility. Similarly, when the Company reinstated the payment of dividends on its Trust Preferred Securities, Duff & Phelps Credit Rating Co. upgraded its rating on those securities to "B" (financial protection factors will fluctuate widely according to economic cycles) from "DP" (dividend arrearages). Duff & Phelps also removed all the Company's rated operating subsidiaries from "Rating Watch--Down." Moody's Investor Service also revised its outlook for the ratings of the Company to "positive" from "negative."

Business Strategy

   The Company made a strategic decision in 1999 to concentrate its efforts on a traditionally profitable segment of our company. Our focus is now on Personal Lines, which includes Homeowners, Personal Auto, Financial Service and Other insurance products.

   The Company made a significant move in 1999 to consolidate processing for all Personal Lines business into the Birmingham office. This action had an immediate and significant impact on the Company's expense ratio, reducing it to a level of less than 15% for 1999.

   The Company is committed to managing expenses in line with the level of service expected by its customers. The Company views its primary customer as the Independent Agent who produces the business. In the fall of 1999, the Company assembled its National Agency Council to identify their expectations regarding all facets of Company operations. Of primary importance was reestablishing service standards relating to underwriting processing and claims adjudication that eroded during the consolidation of processing to Birmingham. The Company promptly responded to its agent's concerns in this regard and took the necessary actions to increase the speed and accuracy of the underwriting processing and claims adjudication.

Business Written By Segment

   The following table provides selected historical information on a Generally Accepted Accounting Principles (GAAP) basis concerning the business written by us and the associated underwriting results. This data should be read in conjunction with our Consolidated Financial Statements and related notes thereto. For additional information on our business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note N to the Consolidated Financial Statements.

                                         Year Ended December 31,
                               ------------------------------------------------
                                 1999      1998      1997      1996      1995
                               --------  --------  --------  --------  --------
                                    (In thousands, except ratio data)
Personal
 Gross Premiums Written....... $254,991  $346,992  $244,719  $109,661  $105,643
 Net Premiums Written.........  227,807   264,840   141,167    69,769    52,157
 Net Premiums Earned..........  248,077   247,064   139,425    63,206    44,796
 Loss Ratio...................     66.5%     66.7%     68.3%     40.5%     43.6%
Reinsurance(1)
 Gross Premiums Written....... $  7,215  $287,617  $535,427  $497,537  $353,988
 Net Premiums Written.........   15,055   157,729   351,811   373,486   289,565
 Net Premiums Earned..........   96,029   194,261   335,360   342,452   221,933
 Loss Ratio...................     49.3%     90.5%     53.5%     59.9%     68.1%
Commercial(1)
 Gross Premiums Written....... $ 45,554  $124,412  $ 85,905  $ 44,573  $ 58,428
 Net Premiums Written.........   23,392    69,022    33,499    24,801    48,782
 Net Premiums Earned..........   52,230    68,368    42,873    33,678    46,349
 Loss Ratio...................     65.9%     80.0%     55.9%     62.8%     61.3%
Combined
 Gross Premiums Written....... $307,760  $759,021  $866,051  $651,771  $518,059
 Net Premiums Written.........  266,254   491,590   526,475   468,056   390,504
 Net Premiums Earned..........  396,335   509,693   517,658   439,336   313,078
 Loss Ratio(2)................     61.6%     76.4%     57.9%     56.9%     64.0%
 Expense Ratio(2).............     38.2%     51.1%     34.5%     33.4%     31.4%
 Combined Ratio(2)............     99.8%    127.5%     92.4%     90.3%     95.4%

--------
(1) As we did not implement our strategy to concentrate exclusively on Personal lines until 1999, our historical results of operations continue to reflect significant premium volume in our Reinsurance and Commercial Lines segments. We expect there will be significantly less of this premium volume during 2000.
(2) Ratios are for continuing operations (personal and reinsurance lines).

Personal lines Business Segment

 General.

   The Company has dedicated its resources totally to the Personal Lines market. These lines have established a strong foundation for profitable growth in the future. The Company offers a full range of Personal Lines products that are very competitive across the Personal Lines marketplace. These products include personal automobile, homeowners, residential fire, and umbrella coverages.

   In 1998, we acquired a large book of homeowners (personal lines) business from CIGNA. We initially captured the premiums associated with this business through a reinsurance arrangement. As the policies come up for renewal, we expect the individual insureds or their agents to renew their coverage with Vesta.

   During 1999, the Company began the process of converting the CIGNA book to its own processing system. Total conversion of the CIGNA book will be completed early in 2001. This conversion offers a much more flexible, user friendly, cost effective system that can be delivered to the agent at the point of sale.

 Business Mix

   The following table sets forth our gross premiums written in its Personal lines segment by type of insurance offered for the three years indicated.

                                            Year Ended December 31,
                                  ---------------------------------------------
                                      1999            1998            1997
                                  -------------  --------------  --------------
                                       (in thousands, except percentage)
Personal Auto.................... $141,868 55.7% $223,425  64.4% $112,394  45.9%
Homeowners.......................  107,025 42.0%   93,762  27.0%   88,599  36.2
Financial Services...............    4,592  1.8%   20,682   6.0%   37,344  15.3
Other............................    1,506   .5%    9,123   2.6%    6,382   2.6
                                  -------- ----  -------- -----  -------- -----
                                  $254,991  100% $346,992 100.0% $244,719 100.0%
                                  ======== ====  ======== =====  ======== =====

   Personal Auto. We offer standard and non-standard policies in our Personal Auto insurance line. The standard auto line targets drivers over age 45 with above average driving records. The non-standard auto line covers the full spectrum of non-standard drivers. Liability limits up to $500,000 are written on standard auto policies, with an additional $5 million personal umbrella limit also available. However, the vast majority of the personal umbrella are written at limits of $1 million or $2 million. For non-standard auto, we typically write minimum basic limits that vary by state.

   Homeowners. Our Homeowners insurance products cover the full range of homes starting with lower-valued dwellings in the $10,000 to $50,000 range, through the middle-valued homes from $50,000 to $150,000, as well as higher valued homes up to $10,000,000. The majority of homes insured are valued between $40,000 and $250,000.

   As with automobile, the Company is able to provide a broad range of competitive property products that are available in numerous policy forms. The Company has products and pricing to fill market needs for low and high value property. Attractive pricing of each product is supported with additional features such as replacement cost coverage and numerous discounts.

   Financial Services. We provide specialty products protecting collateral and repossessed property of financial institutions. Certain of these products are designed to protect the interests of financial institutions against physical damage to private passenger automobiles and other personal property in those cases where the borrower fails to insure the collateral in accordance with a loan agreement. We also have mortgage security products that are designed to protect the interest of the mortgagee and the mortgagor (borrower) caused by the mortgagor's failure to obtain property insurance on the mortgaged property. Coverage is also provided for the properties that are in the process of foreclosure.

   Other. Our Industrial Fire program makes up the majority of this category. This program is designed to offer fire and allied lines coverage on low-value dwelling, mobile home, and household contents. All policies are available on monthly, quarterly, semi-annual, or annual payment modes with premium discounts given for quarterly, semi-annual, and annual payment modes. All policies are written on a non-participating basis. This business was developed through the agency force of Liberty National Life. On May 1, 1995, Liberty National Life discontinued the marketing and new sales of fire and allied lines of business. However, this product is available for use by our independent agencies in selected Southeastern states.

 Marketing.

   The Company has selected the Independent Insurance Agent as its primary method of distribution. The Company feels the Professional Independent Agent is best able to sell and service the needs of its target market. The Company views its long term goal of profitable growth being closely tied to the ability to renew high percentages of the book of business on an annual basis. Because of the Independent Agent's close relationship with their customer the Company expects, and has seen in past performance, very favorable renewal ratios. The partnership with the Independent Agent is viewed as the key to the Company's long-term success in the Personal Lines marketplace. We currently have a marketing force of approximately 3,800 agencies in 42 states.

   The following table sets forth the principal geographic distribution of our gross premiums written in our Personal Lines business for the three years indicated. The states listed below comprise the ten states with the largest gross premiums written for 1999.

                                            Year Ended December 31,
                                  ---------------------------------------------
                                      1999            1998            1997
                                  -------------  --------------  --------------
                                      (in thousands, except percentages)
Pennsylvania..................... $ 48,822 19.2% $ 50,185  14.4% $ 24,455  10.0%
West Virginia....................   26,677 10.5    27,593   8.0    12,823   5.3
Tennessee........................   20,065  7.9    24,924   7.2    15,890   6.5
Ohio.............................   19,307  7.6    17,942   5.2    10,865   4.5
Texas............................   18,992  7.5    77,567  22.3    50,660  20.7
Hawaii...........................   18,425  7.3    25,175   7.3    35,686  14.6
Illinois.........................   15,936  6.3    20,029   5.8    12,118   4.6
Alabama..........................   11,375  4.5    14,641   4.2    18,032   7.4
North Carolina...................   10,426  4.1    11,966   3.4     5,186   2.2
Mississippi......................    9,883  3.9    11,398   3.3     7,773   3.2
All Other........................   55,083 21.1    65,572  18.9    51,231  21.0
                                  -------- ----  -------- -----  -------- -----
Total............................ $254,991  100% $346,992 100.0% $244,719 100.0%
                                  ======== ====  ======== =====  ======== =====

   The geographic balance reflected above allows for greater profit protection and more cost effective management of the property catastrophe exposures. We employ marketing representatives to maintain and expand our agency relationships in our Personal lines business. In addition, we pay competitive commission rates to our agents and utilize a profit sharing plan for agencies which is based on volume of premiums and loss ratios for business written.

   Our independent agents have limited authority to bind insurance coverages without prior approval from us, so long as such coverages fit within our established guidelines. However, our underwriting staff reviews all coverages bound by these agents and ultimately decides whether to continue such coverages. Because of the broad base of our independent agency force, the contractual limitation on their authority to bind coverage and our underwriting review procedures, we do not believe that the authority of our agents to bind us presents any material risk to our operations.

 Underwriting.

   The underwriting of the Company's products is conducted by a trained staff of professional underwriters and managers. The Company places a high level of responsibility at the underwriter level to effectively manage their assigned markets. The underwriting team is supported by a full range of management reports available on a scheduled or ad hoc basis used in the analysis of their territories. Underwriters are expected to make adjustments they view as necessary due to loss experience or a change in market conditions.

   The Company is committed to a consistent underwriting philosophy that is easily understood by its agents. The Company strongly believes that the ability to write high volumes of profitable business is directly related to a close partnership with the Independent Agent. The Company expects the agent to assume a key role in the underwriting process working closely with the Company underwriter.

Making the underwriter easily accessible to the agent supports this relationship. Underwriters are also expected to make regular field trips to build agent relationships and understand local markets.

   The Company maintains a very conservative philosophy relative to catastrophe prone markets. The Company typically does not write within 100 miles of the coastline in the Southeast. In the Northeast and West the Company utilizes high wind deductibles in order to limit its catastrophe exposure. The Company continually monitors and controls its production in order to manage its risk in areas with significant exposure to natural disasters.

   The Company is committed to providing a level of service consistent with the expectations of its agents and customers. Programs are in place to manage the quality of service in several areas. These areas include policy accuracy, telephone management, and speed of product delivery. The Company has a highly skilled customer service and processing staff to deliver the level of service expected. Regular interaction with the Company's agents regarding service performance is key in monitoring the level of service provided.

Growth Strategy.

   A significant potential for internal, organic growth exists in Personal lines through expansion of our existing products to our existing agency force. The largest potential exists with both standard and non-standard Personal Auto lines, which are currently marketed in only 13 and 8 of our active states, respectively. We plan to market these products to many of our appointed agencies in additional states in the next several years, thus enabling them to cross-sell our current Homeowners policyholders. This cross-selling activity not only will increase premium production but also should improve renewal retention and, therefore, our loss ratio and underwriting expense ratio.

   In addition to the expansion of our Personal Auto insurance products to other active states, we also plan to expand our low-valued dwelling and high-valued homeowners products to other active states, as appropriate, based on state demographics.

Technological Enhancements:

   As the Company moves forward, technology will be a key to delivering superior underwriting and service results. The Company currently utilizes state of the art imaging technology to manage the processing and underwriting environment. This allows the Company to manage work in a highly efficient manner.

   The next step in technology advancement centers on the Company's Internet link with its agents. This vehicle is currently in place for numerous agents and will be expanded on a countrywide basis during 2000. This will provide the agent with a direct link to the Company for the submission of new business and endorsements. This link will also provide the agent direct access to the Company's processing system, providing the agent with an opportunity to provide better service to its customer and resulting in operating efficiencies for the Company.

   In conjunction with the Internet link, the Company will provide point of sale underwriting tools that will allow the agent to qualify an applicant prior to submitting a bound application. In addition, the Company is piloting the use of credit scoring in the underwriting process during 2000. Credit scoring will work in conjunction with the Company's basic underwriting programs to improve the Company's loss results.

Reinsurance Assumed

   General. Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) all or a portion of a risk or group of risks that the ceding company has undertaken under the insurance policy or policies it has issued. A ceding company may purchase Reinsurance for any number of reasons including to obtain, through the reduction of its liabilities, greater underwriting capacity than its own capital resources would support, to stabilize its underwriting results, to protect against catastrophic loss, to withdraw from a line of business and to manage risk when entering a new line of business.

   We determined that the 1999 A.M. Best ratings downgrade and the increased competition in the Reinsurance marketplace would cause a significant loss of Reinsurance premiums in 1999; therefore management decided to exit the Reinsurance assumed segment. The Company did not write any new Reinsurance business effective after January 1, 1999. On March 24, 1999, we entered into an agreement to transfer certain of our reinsurance assumed business to Hartford Fire Insurance Company (Hart Re). The agreement called for us to reinsure our North American assumed business underwritten in the Birmingham office with a January 1, 1999 effective date to Hart Re under a 100% quota share treaty and for us to use our best efforts to novate the policies to Hart Re and encourage renewals with Hart Re for policies not novated. We exited the Reinsurance assumed business with the exception of CIGNA with this transaction. The continued conversion or commutation and termination of all other assumed reinsurance business will ultimately result in a complete exit. We will continue to earn premium and incur losses on certain Reinsurance assumed contracts until the contracts are terminated through conversion or commutation. We also have exposure to loss development on business written before 1999.

Commercial Lines (discontinued)

   General. Until 1999, we provided a full spectrum of property, liability and auto coverage for a broad range of commercial target classes, including hotels, manufacturers, restaurants, motorcycle dealers, broadcasters and publishers. We also had designed a complementary group of insurance products for the trucking industry offered to independent owner-operators of trucks and small fleets to cover physical damage, non-trucking liability (non-business use of the vehicle), and cargo risks. In our Commercial Lines business, we had developed particular expertise with respect to a select group of smaller account classes, including small office, service and retail business owners; mini-storage facilities; artisan contractors; and small service garages. We concluded, however, that in the continuing competitive marketplace, and also because of the 1999 A.M. Best ratings downgrade, we could not achieve adequate pricing for these Commercial Lines as required for profitability. We received final regulatory approval to non renew commercial business in November 1999. Therefore, all Commercial Lines were discontinued in the fourth quarter of 1999. We will continue to earn premium and incur losses on policies which were in-force at the date of discontinuance until those policies expire.

Reinsurance Ceded

   We seek to manage our risk exposure on personal lines products through the purchase of Reinsurance, including retrocessional placements for its Reinsurance business. We obtain Reinsurance principally to reduce our net liability on individual risks and to provide protection for individual loss occurrences, including catastrophic losses, in order to stabilize our underwriting results. In exchange for Reinsurance, we pay to our reinsurers a portion of the premiums received under the reinsured policies. While the assuming reinsurer is liable for losses to the extent of the coverage ceded, Reinsurance does not legally discharge us from primary liability for the full amount of the policies ceded.

   We generally purchase reinsurance separately for our personal, commercial and reinsurance business. Gross written premiums ceded for 1999 were $41.6 million, which constituted 13.4% of the gross premiums written, and for 1998 were $267.4 million, which constituted 35.1% of the gross premiums written. The decrease in 1999 was primarily due to the decrease in gross written premiums in 1999, the cancellation of the 20 percent whole account quota share treaty and the exit from commercial and reinsurance lines which have required significantly higher reinsurance costs. See, "Management's Discussion and Analysis--Overview." While we seek to reinsure a significant portion of our property catastrophe risks, there can be no assurance that our losses will be within the coverage limits of the Company's Reinsurance and retrocessional programs.

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

   Should a reinsurer fail to pay claims on Vesta's ceded business, Vesta (or its insurance subsidiary) is primarily liable for such claims. We seek to evaluate the credit quality of the reinsurers and retrocessionares to which it cedes business. No assurance can be given regarding the future ability of any of our reinsurers to meet their obligations.

Claims

   Claims arising under the policies issued by us are managed by our Claims Department. When we receive notice of a loss, our claims personnel open a claim file and establish a reserve with respect to the loss. All claims are reviewed and all payments are made by our employees, with the exception of claims on certain products, which are adjusted by a managing general agency and periodically audited by our claims personnel.

   Most Personal lines claims are adjusted and paid by staff claims adjusters. Management believes that utilizing our trained employee adjusters permits faster, more efficient service at a lower cost.

   Claims settlement authority levels are established for each adjuster or manager based upon each employee's ability and level of experience. Upon loss notification, each claim is reviewed and assigned to an adjuster or manager based upon the type of claim. Claims-related litigation is monitored by home office litigation supervisors. We emphasize prompt, fair and equitable settlement of meritorious claims, adequate reserving for claims and controlling of claims adjustment and legal expenses.

Reserves

   Our insurance subsidiaries maintain reserves to cover their estimated ultimate liability for losses and LAE with respect to reported and unreported claims incurred. To the extent that current reserves prove to be inadequate in the future, we would have to increase such reserves and incur a charge to earnings in the period such reserves are increased, which could have a material adverse effect on our results of operations and financial condition. The establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that ultimate losses will not materially exceed our estimates. Reserves are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the cost of the ultimate settlement and administration of claims based on facts and circumstances then known, estimates of future trends in claims severity and other variable factors such as inflation. The inherent uncertainties of estimating reserves generally are greater with respect to Reinsurance liabilities due to the diversity of development patterns among different types of Reinsurance contracts, the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies.

   With respect to reported claims, reserves are established on a case-by-case basis. The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provision relating to the type of loss. Loss reserves are reviewed on a regular basis, and as new data becomes available, appropriate adjustments are made to reserves.

   For incurred but not reported ("IBNR") losses, a variety of methods have been developed in the insurance industry for determining estimates of loss reserves. One common method of actuarial evaluation, which we use, is the loss development method. This method uses the pattern by which losses have been reported over time and assumes that each accident year's experience will develop in the same pattern as the historical loss development. We also rely on industry data to provide the basis for reserve analysis on newer lines of business (lines written less than three years).

   Provisions for inflation are implicitly considered in the reserving process. Our reserves are carried at the total estimate for ultimate expected loss without any discount to reflect the time value of money.

   Reserves are computed based upon actuarial principles and procedures applicable to the lines of business written by us. These reserve calculations are reviewed regularly by management, and, as required by state law, we engage an independent actuary to render opinions as to the adequacy of statutory reserves established by management. The actuarial opinions are filed with the various jurisdictions in which we are licensed. Based on our practices and procedures, management believes that reserves are adequate as of the valuation date.

   The following table provides a reconciliation of beginning and ending liability balances on a GAAP basis for the periods indicated:

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
                                                      (in thousands)
Gross Losses and LAE reserves at beginning of
 year........................................  $ 504,911  $ 596,797  $ 173,275
Reinsurance Receivable.......................   (206,139)  (204,336)   (60,343)
                                               ---------  ---------  ---------
Net Losses and LAE reserves at beginning of
 year........................................    298,772    392,461    112,932
Increases (decreases) in provisions for
 losses and LAE for
claims incurred:
 Current year................................    268,931    396,091    311,089
 Prior year (1)..............................    (22,167)      (769)   (12,451)
Acquisition of Shelby........................        --         --     300,315
Losses and LAE payments for claims incurred:
 Current year................................   (198,503)  (269,369)  (166,447)
 Prior year..................................   (178,883)  (219,642)  (152,977)
                                               ---------  ---------  ---------
Net Losses and LAE reserves at end of year...    168,150    298,772    392,461
Reinsurance Receivable.......................    186,559    206,139    204,336
                                               ---------  ---------  ---------
Gross loss and LAE Reserves..................  $ 354,709  $ 504,911  $ 596,797
                                               =========  =========  =========

(1) The favorable development of $22.2 million is primarily attributable to positive development on personal lines and on the run out of the assumed reinsurance lines, commutation gains and additional ceded recoveries.
   The reconciliation between statutory basis and GAAP basis reserves for each of the three years in the period ended December 31, 1999, is shown below:

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                        (in thousands)
Statutory reserves............................... $207,351  $363,139  $391,069
Adjustments for salvage and subrogation (1)......      --    (11,250)  (15,553)
Retroactive Reinsurance amounts..................  (39,201)  (53,117)   16,945
Gross-up of amounts netted against Reinsurance
 recoverable.....................................  186,559   206,139   204,336
                                                  --------  --------  --------
Reserves on a GAAP basis......................... $354,709  $504,911  $596,797
                                                  ========  ========  ========

--------
(1) Salvage and subrogation recoverable amounts were included in the 1999 statutory reserves in accordance with Illinois Department of Insurance regulations. Prior to 1999, the Company reported its statutory reserves under Alabama regulations which do not allow such adjustments.

   The following table shows the development of the reserves for unpaid losses and LAE from 1989 through 1999 for our insurance subsidiaries on a GAAP basis net of Reinsurance recoveries. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amounts of losses and LAE for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

                                                        Year Ended December 31,
                      ----------------------------------------------------------------------------------------------------
                       1989     1990     1991     1992     1993     1994      1995      1996      1997     1998     1999
                      -------  -------  -------  -------  -------  -------  --------  --------  -------- -------- --------
                                                             (in thousands)
Liability for unpaid
 losses and LAE.....  $32,861  $27,823  $21,919  $21,976  $29,688  $66,648  $118,733  $112,932  $392,461 $298,772 $168,150
 Paid (cumulative)
  as of One year
  later.............   19,611   11,864   13,166   20,517   20,761   51,527    88,377    86,978   197,477  178,883
  Two years later...   24,063   14,949   17,054   20,272   28,766   65,360   116,388   114,704   253,109
  Three years later.   27,199   17,096   16,810   20,281   34,776   66,490   125,299   131,342
  Four years later..   29,235   18,093   16,622   23,272   33,139   72,273   137,081
  Five years later..   29,960   19,206   18,140   20,994   38,222   81,156
  Six years later...   30,976   20,683   16,218   22,964   46,298
  Seven years later.   32,303   20,391   17,922   31,006
  Eight years later.   31,856   22,284   25,941
  Nine years later..   33,171   30,299
  Ten years later...   41,183
 Liability
  reestimated as of
  End of year.......   32,861   27,823   21,919   21,976   29,688   66,648   118,733   112,932   392,461  298,772  168,150
  One year later....   34,078   28,779   21,853   28,530   28,930   61,033   127,790    99,708   391,692  276,605
  Two years later...   33,304   29,431   19,009   27,914   34,219   66,582   110,437   144,986   353,969
  Three years later.   33,851   29,130   19,817   26,120   38,940   66,713   118,657   132,761
  Four years later..   32,097   29,578   16,470   30,435   41,517   76,863   146,090
  Five years later..   34,549   26,291   19,862   33,845   50,993   88,770
  Six years later...   31,205   29,493   23,760   40,317   53,330
  Seven years later.   34,280   36,400   29,574   37,953
  Eight years later.   38,955   40,568   33,388
  Nine years later..   44,587   37,804
  Ten years later...   48,679
Cumulative
 redundancy/
 (deficiency).......  (15,818)  (9,981) (11,469) (15,977) (23,642) (22,122)  (27,357)  (19,829)   38,492   22,167

   The table above was significantly affected by the 1998 the revision of Vesta Fire's statutory loss development (Schedule P) required by the Alabama Department of Insurance, which corrected the assignment of certain losses to accident years and is reflected above. In addition, the table reflects certain GAAP adjustments (see Note C of the Notes to Consolidated Financial Statements) and for years prior to 1997 excludes the development related to the 1997 acquisitions of Shelby and Vesta County Mutual.

   We reinsured a number of casualty risks in the early 1980's which could result in claims for coverage of asbestos related and other environmental impairment liabilities to the extent that such liabilities were not excluded from the underlying policies. Our exposure to a significant loss from an asbestos or environmental claim is minimal due to the fact that our participation in the Reinsurance treaties relating to these risks is only at the higher levels and our percentage participation in those layers is relatively low. In addition, we carry Reinsurance which would mitigate the effect of any losses under these treaties. While there exists a possibility that we could suffer material loss in the event of a high number of large losses under these treaties, this is unlikely in management's judgment.

Investments

   Our investment portfolio consists primarily of investment grade fixed income securities. Asset Allocation Management Company, LLC provides investment advisory services to us subject to investment policies and guidelines established by management and the Board of Directors. Our investments at December 31, 1999, totaled approximately $484 million and were classified as follows:

                                                            Amount at
                                                           which Shown
                                                           on Balance    % of
   Type of Investment                                         Sheet    Portfolio
   ------------------                                      ----------- ---------
                                                               (in
                                                           thousands)
   Cash and short-term investments........................  $142,703      29.5%
   United States Government securities....................    63,369      13.1%
   Asset-backed securities................................    84,171      17.4%
   Corporate bonds........................................   152,118      31.4%
   Foreign government.....................................     3,465       0.7%
   Municipal bonds........................................    36,306       7.5%
   Equity securities......................................     1,865       0.4%
                                                            --------     -----
    Total.................................................  $483,997     100.0%
                                                            ========     =====

   The value of the fixed maturities portfolio, classified by category, as of December 31, 1999, was as follows:

                                                                         Fair
                                                        Amortized Cost  Value
                                                        -------------- --------
                                                        (in thousands)
   United States Government............................    $ 64,284    $ 63,369
   Asset-backed securities.............................      86,921      84,171
   Municipal...........................................      36,651      36,306
   Foreign government..................................       3,594       3,465
   Corporate...........................................     157,310     152,118
                                                           --------    --------
    Total..............................................    $348,760    $339,429
                                                           ========    ========

   The National Association of Insurance Commissioners ("NAIC") has a bond rating system that assigns securities to classes called "NAIC designations" that are used by insurers when preparing their annual statutory financial statements. The NAIC assigns designations to publicly-traded as well as privately-placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being of the highest quality. As of December 31, 1999, 100% of our fixed maturities portfolio, measured on a statutory carrying value basis, was invested in securities rated in class 1 or 2 by the NAIC, which are considered investment grade. The weighted average maturity of our fixed income portfolio at December 31, 1999, was 3.87 years. The weighted average duration of our fixed income portfolio was 3.12 years.

   As of December 31, 1999, none of our fixed maturities portfolio was invested in securities that were rated below investment grade. Less than 1% of total assets were invested in equity securities, and less than 6% of total assets were invested in collateralized mortgage obligations secured by residential mortgages.

Regulation

General.

   Our insurance companies are subject to regulation by governmental agencies in the states in which they do business. The nature and extent of such regulation varies by jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, licensing of insurers and agents, deposits of securities for the benefit of policyholders, and reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders.

   In December 1999, the Company formally redomesticated Vesta Fire Insurance Corporation, Vesta Insurance Corporation, and Sheffield Insurance Corporation from Alabama to Illinois and Shelby Casualty Insurance Company from Indiana to Illinois. While the redomestication will have no material effect on the companies operations, each company will now be regulated by the Illinois Department of Insurance.

   In addition to the regulatory supervision of our insurance subsidiaries, we are also subject to regulation under the Ohio, Illinois, Hawaii and Texas Insurance Holding Company System Regulatory Acts. These Holding Company Acts contain certain reporting requirements including those requiring us (or Vesta), as the ultimate parent company, to file information relating to our capital structure, ownership, and financial condition and general business operations of our insurance subsidiaries. These Holding Company Acts contain special reporting and prior approval requirements with respect to transactions among affiliates. The Illinois Holding Company Act is generally the most significant to us since it governs our relationship with Vesta Fire, our principal insurance subsidiary.

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

 Alabama Examinations.

   For our Assumed Reinsurance business, we historically made estimates for Reinsurance reports received subsequent to a period end on a combined underwriting and accident year basis for both statutory and GAAP purposes. As a result of a routine examination by the Alabama Department of Insurance, we agreed to revise the accounting for Reinsurance business for statutory purposes. Effective with its year end 1997 statutory filings, Vesta Fire revised its statutory accounting for its Assumed Reinsurance business to reflect only accident/calendar year information. The adjustments essentially reversed, in the form of a one-time charge, the cumulative effect of the accounting practice consistently applied over prior years. On a GAAP basis, the correction was accounted for by restating prior financial statements.

   In 1997, Vesta Fire reported statutory capital and surplus of approximately $355 million. During 1998, the Alabama Department of Insurance completed its examination of this filing and adjusted the reported amount down to $100.8 million. Although we were able to cure many of the technical deficiencies which led to the adjustments, certain of the adjustments were based on accounting methods which needed to be corrected and were not immediately curable. Using the basis of accounting established in the examination, we reported Vesta Fire's 1998 statutory capital and surplus as $217.3 million, after giving effect in 1998 to $125.8 million of "uncurable" adjustments arising from the examination.

   On August 23, 1999, the Alabama Department of Insurance completed its target examination of Vesta Fire's December 31, 1998 Annual Statement. This target examination, which we requested, resulted in adjustments of approximately $9 million. Of those adjustments, which were as of December 31, 1998, we subsequently cured $5.2 million with no material impact on surplus. At December 31, 1999, Vesta Fire reported $272 million of statutory capital and surplus.

NAIC.
   In 1998, the NAIC adopted the Codification of Statutory Accounting Principles which will replace the current NAIC Annual Statement Instructions and Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in other areas. The implementation date established by the NAIC is January 1, 2001; however, the effective date will be specified by each insurance company's state of domicile. We are currently evaluating the potential effect of the Codification guidance but do not expect it to have a material impact on our statutory surplus.

   State insurance regulators and the NAIC periodically re-examine existing laws and regulations and their application to insurance companies. In recent years, the NAIC has approved and recommended to the states for adoption and implementation, several regulatory initiatives designed to decrease the risk of insolvency of insurance companies. These initiatives include risk-based capital requirements for determining the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks. Other NAIC regulatory initiatives impose restrictions on an insurance company's ability to pay dividends to its stockholders. These initiatives may be adopted by the various states in which our subsidiaries are licensed; the ultimate content and timing of any statutes and regulations adopted by the states cannot be determined at this time. It is not possible to predict the future impact of changing state and federal regulation on our operations, and there can be no assurance that existing insurance related laws and regulations will not become more restrictive in the future or that laws and regulations enacted in the future will not be more restrictive.

   The NAIC's risk-based capital requirements are intended to be used as an early warning tool to help insurance regulators identify deteriorating or weakly capitalized companies in order to initiate regulatory action. Such requirements are not intended as a mechanism for ranking adequately capitalized companies. The formula defines a minimum capital standard which supplements the low, fixed minimum capital and surplus requirements previously implemented on a state-by-state basis.

   The NAIC risk-based capital requirements require insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded Reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). Risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of risk-based capital.

   At December 31, 1999, the total adjusted risk-based capital as a percentage of authorized control level were as follows for our insurance subsidiaries:

   Vesta Fire Insurance Corporation.....................................    527%
   The Hawaiian Insurance & Guaranty Company, Limited................... 12,882%
   Shelby Casualty Insurance Company....................................  3,754%
   The Shelby Insurance Company.........................................  7,998%
   Insura Property and Casualty Company.................................  4,661%
   Affirmative Insurance Company........................................ 13,935%
   Sheffield Insurance Corporation...................................... 38,451%
   Vesta Insurance Corporation.......................................... 15,365%
   Vesta Capital Insurance Syndicate, Inc............................... 16,756%
   Vesta Lloyds Insurance Company.......................................  2,170%

Restrictions on Dividends to Stockholders.

 Our insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, and operating income, as determined under statutory accounting practices. Ohio, Illinois and Texas law permits dividends in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. Hawaii law limits dividends to the lesser of (i) and (ii) without prior approval. Certain other extraordinary transactions between an insurance company and its affiliates also are subject to prior approval by the Department of Insurance. Future dividends from our subsidiaries may be limited by business and regulatory considerations.

Insurance Regulation Concerning Change or Acquisition of Control.

   Certain of our subsidiaries are domestic property and casualty insurance companies organized under the insurance codes of Ohio, Illinois, Hawaii and Texas. These insurance codes contain a provision to the effect that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a "Form A") containing certain information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. In Illinois, control is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of any other person. In Texas and Hawaii, control is presumed to exist if any person, directly or indirectly, or with members of the person's immediate family, owns, controls, or holds with the power to vote, or if any person other than a corporate officer or director of a person holds proxies representing, 10% or more of the voting securities of any other person.

   In addition, many state insurance regulatory laws contain provisions that require pre-notification to state agencies of a change in control of a non-domestic admitted insurance company in that state. While such pre-notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the non-domestic admitted insurer if certain conditions exist, such as undue market concentration.

   Such requirements may deter, delay or prevent certain transactions affecting the control or ownership of Vesta, including transactions that could be advantageous to our stockholders.

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

   We are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools in which we participate are those established in coastal states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing property insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company's relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that these assessments are not covered by the Company's Reinsurance treaties, they may have an adverse effect on us.

   Total assessments from insolvency funds, associations and mandatory pools were $2.3 million, $2.9 million and $.3 million for 1999, 1998, and 1997 respectively. Some of these payments are recoverable through future policy surcharges and premium tax reductions.

   Various states in which we are doing business have established certain shared market facilities with respect to the coverage of windstorm and hurricane losses in the state. We are subject to assessments under these facilities up to certain prescribed limits (which are generally based on our share of the property insurance market in the state) if funds in the state facility are inadequate to pay such losses on insured risks. We believe that such assessments generally would be treated as a catastrophic loss under our catastrophe Reinsurance programs.

   During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to deal with the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of "market assistance plans" under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to cancel certain policies in mid-term, (iii) advance notice requirements or limitations imposed for certain policy non-renewals and (iv) limitations upon or decreases in rates permitted to be charged.

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

   NAIC-IRIS Ratios. The NAIC has developed its Insurance Regulatory Information System ("IRIS") to assist state insurance departments in identifying significant changes in the operations of an insurance company, such as changes in its product mix, large Reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. Such changes may not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. In 1999, Vesta Fire had four ratios which varied unfavorably from the "usual value" range. The unfavorable ratios were primarily due to the decline in written premiums resulting from our exiting the Assumed Reinsurance and Commercial Lines business segments in 1999.

A.M. Best Rating

   A.M. Best, which rates insurance companies based upon factors of concern to policyholders, recently raised its rating on our insurance subsidiaries to "B+" (Very Good, in the Secure Rating Category) from "B" (Good, in the Vulnerable Rating Category). Some of the factors noted by A.M. Best as contributing to the upgrade include our improved financial condition, debt restructuring, elimination of noncore business units and our focus on our personal lines business. We believe that the current A.M. Best rating of "B+" will assist us in increasing the number of new policy applications and strengthen our retention ratios on our existing policies as they come up for renewal.

   However, to further strengthen our ability to increase new policy applications and retain our existing policies, and to open up other opportunities; we believe we must continue to work towards a higher rating from A.M. Best. To accomplish that, we will focus on:

  .  Expanding our core book of business

  .  Continuing to lower our debt-to-capital ratio

  .  Continuing to demonstrate the ability to operate profitably.

   Each of these three goals is related to our future operating performance which is subject to a host of uncertainties and risk factors more fully discussed in exhibit 99.1 to this report.

Competition

   Direct writers are making a strong push in the Personal Lines arena. These companies compete almost exclusively through price. While there is a segment of the population that is driven exclusively by price, it is the Company's belief that many consumers desire the advice and counsel of a professional agent. The Company has developed a business strategy which focuses on this segment of the market. Accordingly, the Company's relationships with its independent agents is perhaps the most important component of our current competitive profile. In order to develop and retain the independent agents loyalty, the Company has reaffirmed its commitment to the independent agency distribution by striving to provide innovative solutions to their daily problems, as well as responding to the agency's needs as quickly as possible.

   The property and casualty insurance industry is highly competitive on the basis of both price and service. We compete for direct business with other stock companies, specialty insurance organizations, mutual insurance companies and other underwriting organizations, some of which are substantially larger and have greater financial resources than we have. In recent years, there has been a trend in the property and casualty industry toward consolidation which could result in even more competitive pricing. In the future, the industry, including us, may face increasing insurance underwriting competition from banks and other financial institutions.

Relationship with Torchmark

   Prior to the initial public offering of our common stock in November 1993, we were a wholly owned subsidiary of Torchmark Corporation. As of December 31, 1999, Torchmark owned approximately 27% of our issued and outstanding common stock. Prior to our initial public offering, we entered into several agreements with Torchmark and certain of its subsidiaries regarding our future relationship with Torchmark. Among these were a lease agreement, pursuant to which we leased our headquarters building, and an investment services agreement, pursuant to which we received investment advice and services in connection with the management of our investment portfolio. On September 25, 1999, Torchmark and its subsidiaries transferred the ownership of our headquarters building to an unaffiliated third party. Prior to May of 1995, we marketed lower value personal dwelling insurance in six states through agents of Liberty National Life Insurance Company (LNL), pursuant to a written marketing agreement between us and LNL. However, LNL terminated this agreement in 1995 and no longer markets these products through its agents. The Company terminated its investment services agreement with the Torchmark affiliate in October 1999.

Employees

   As of December 31, 1999, we employed 452 persons. Our employees are neither represented by labor unions nor are they subject to any collective bargaining agreements. Management knows of no current efforts to establish labor unions or collective bargaining agreements.

                              Item 2. Properties

Properties

   We lease approximately 111,099 square feet for our home office at 3760 River Run Drive, Birmingham, Alabama under a long-term operating lease from SG/SPV Property I, LLC, formerly Torchmark Development Corporation, which, until September 25, 1999 was a wholly owned subsidiary of Torchmark Corporation. We consider the office facilities to be suitable and adequate for our current level of operations.

   We lease approximately 8,140 square feet for our Hawaiian operations at 1001 Bishop Street Pacific Tower, Honolulu, Hawaii under a long-term operating lease. We consider the office facilities to be suitable and adequate for our current and anticipated level of operations in Hawaii.

   We own an office building with approximately 175,000 square feet located at 175 Mansfield Avenue, Shelby, Ohio for our Shelby operations. This property is currently listed and is being marketed for sale.

                           Item 3. Legal Proceedings

 Securities Litigation

   Subsequent to the filing of its quarterly report on Form 10-Q for the period ended March 31, 1998 with the Securities and Exchange Commission, the Company became aware of certain accounting irregularities consisting of inappropriate reductions of reserves and overstatements of premium income in the Company's reinsurance business that had been recorded in the fourth quarter of 1997 and the first quarter of 1998. The Company promptly commenced an internal investigation to determine the exact scope and amount of such reductions and overstatements. This investigation concluded that inappropriate amounts had, in fact, been recorded and the Company determined it should restate its previously issued 1997 financial statements and first quarter 1998 Form 10-Q. Additionally, during its internal investigation the Company re-evaluated the accounting methodology being utilized to recognize earned premium income in its reinsurance business. The Company had historically reported certain assumed reinsurance premiums as earned in the year in which the related reinsurance contracts were entered even though the terms of those contracts frequently bridged two calendar years. The Company determined that reinsurance premiums should be recognized as earned over the contract period and corrected the error in its accounting methodology by restating previously issued financial statements. The Company issued press releases, which were filed with the Securities and Exchange Commission, on June 1, 1998 and June 29, 1998 announcing its intention to restate its historical financial statements.

   The Company restated its previously issued financial statements for 1995, 1996 and 1997 and its first quarter 1998 Form 10-Q for the above items by issuance of a current report on Form 8-K dated August 19, 1998. These restatements resulted in a cumulative decrease to stockholder's equity of $75.2 million through March 31, 1998.

   Commencing in June 1998, Vesta and several of its current and former officers and directors were named in several purported class action lawsuits in the United States District Court for the Northern District of Alabama and in one purported class action lawsuit in the Circuit Court of Jefferson County, Alabama. Several of Vesta's officers and directors also have been named in a derivative action lawsuit in the Circuit Court of Jefferson County, Alabama, in which Vesta is a nominal defendant.

   The class action lawsuit filed in the Circuit Court of Jefferson County, Alabama has been dismissed and the derivative case has been placed on the administrative docket. The class actions filed in the United States District Court for the Northern District of Alabama have been consolidated into a single action in that district. The class representatives in that action have filed (a) a consolidated amended complaint alleging that the defendants violated the federal securities laws and (b) a motion for class certification, which was granted in 1999. The consolidated amended complaint also added as defendants Torchmark Corporation and the Company's predecessor auditors, KPMG LLP. The consolidated amended complaint alleges various violations of the federal securities law and seeks unspecified but potentially significant damages.

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

   Subsequent to the initiation of the class actions described above, the Company secured additional excess D&O insurance providing coverage for losses in excess of $50 million up to $110 million, or additional excess coverage of $60 million for the class actions. The Company has paid for this additional excess policy in full.

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

   As discussed above, the Company corrected its accounting for assumed reinsurance business through restatement of its previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under the Company's 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. The Company believes such treatment is appropriate under the terms of this treaty and has calculated the quarterly reinsurance billings presented to the treaty participants accordingly. The aggregate amount included herein as reinsurance receivable from such reinsurers totaled $54.4 million at December 31, 1999. In addition the Company collected approximately $48.5 million from significant reinsurers via the conversion of collateral on hand.

   NRMA, one of the participants in the 20 percent whole account quota share treaty, has filed a lawsuit in the United States District Court for the Northern District of Alabama contesting the Company's claim and the validity of the treaty, and is seeking return of $34.5 million in collateral which is included in the amount above . The Company has filed a demand for arbitration as provided for by the treaty and has filed a motion to compel arbitration which was recently granted in the United States District Court action. The Company has filed for arbitration against the other two participants on the treaty and those arbitrations are in their early stages. While management believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in their early stages and their ultimate outcome cannot be determined at this time.

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

   A dispute has arisen with F&G Re (on behalf of USF&G) under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from the Company. During 1999 F&G Re filed for arbitration under those two treaties.

   While management believes its interpretation of the treaties' terms and computations based thereon are correct, this arbitration is in its early stages and its ultimate outcome cannot be determined at this time.

          Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

 Item 5. Market for Registrant's Common Equity and Related Stockholder Matter

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

   Market Prices. Our common stock trades on the New York Stock Exchange under the symbol "VTA." Prior to November 11, 1993, there was no established public trading market for our common stock.

   Quarterly high and low market prices of our common stock in 1999, 1998 and 1997 were as follows:

   Quarter Ended                                                    High   Low
   -------------                                                   ------ ------
   1999
    March 31...................................................... $ 7.94 $ 4.00
    June 30.......................................................   6.00   4.00
    September 30..................................................   5.38   4.19
    December 31...................................................   4.75   3.75
   1998
    March 31...................................................... $64.75 $52.13
    June 30.......................................................  59.00  20.00
    September 30..................................................  22.13   6.75
    December 31...................................................   9.88   5.00
   1997
    March 31...................................................... $41.50 $30.88
    June 30.......................................................  49.00  32.75
    September 30..................................................  59.00  43.63
    December 31...................................................  64.50  54.88

   Dividend Policy and History. The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition and earnings, the capital requirements of our operating subsidiaries, legal requirements and regulatory constraints.

   The dividends we paid on our common stock for the past three years were as follows (in thousands):

   Quarter Ended                                                  1999 1998 1997
   -------------                                                  ---- ---- ----
   March 31...................................................... $698 $691 $697
   June 30.......................................................  -0-  687  697
   September 30..................................................  -0-  695  701
   December 31...................................................  -0-  697  702

   Illinois, Ohio, Hawaii and Texas impose restrictions on the payment of dividends to us by our insurance subsidiaries under their regulatory authority in excess of certain amounts without prior regulatory approval. See, "Business--Regulation--Restrictions on Dividends to Stockholders."

                        Item 6. Selected Financial Data

   The following information should be read in conjunction with the Company's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K.

                                      Year Ended December 31,
                          ----------------------------------------------------
                            1999       1998        1997       1996      1995
                          --------  ----------  ----------  --------  --------
Statement of Operations
 Data
 Gross Premiums Written.. $262,206  $  634,609  $  780,146  $607,198  $459,631
 Net Premiums Written....  242,862     422,569     492,978   443,255   341,722
 Net Premiums Earned.....  344,106     441,325     474,785   405,658   266,729
 Net Investment Income...   26,907      28,862      31,960    21,374    15,311
 Gain on sale of Assumed
  reinsurance............   15,000         --          --        --        --
 Investment Gains
  (Losses)...............    7,956       3,272       3,283        32       276
 Other...................    9,327       5,473       2,094       188       216
                          --------  ----------  ----------  --------  --------
 Total Revenues..........  403,296     478,932     512,122   427,252   282,532
                          --------  ----------  ----------  --------  --------
 Losses and LAE Incurred.  211,701     337,131     274,650   230,636   170,530
 Policy Acquisition and
  Other Underwriting
  Expenses...............  131,300     225,227     163,831   135,495    83,754
 Loss on Asset
  Impairment.............      --       65,496         --        --        --
 Amortization of
  Goodwill...............    2,118       5,177       3,065       484       264
 Interest Expense........   13,215      14,054      10,859    10,059     5,273
                          --------  ----------  ----------  --------  --------
 Total Losses and
  Expenses...............  358,334     647,085     452,405   376,674   259,821
                          --------  ----------  ----------  --------  --------
 Income (Loss) From
  Operations Before
  Income Tax.............   44,962    (168,153)     59,717    50,578    22,711
 Income Taxes (benefit)..   13,633     (48,555)     21,257    16,428     6,846
 Deferrable capital
  securities interest,
  net of income tax......    5,632       5,449       5,051       --        --
                          --------  ----------  ----------  --------  --------
 Income (loss) from
  continuing operations.. $ 25,697  $ (125,047) $   33,409  $ 34,150  $ 15,865
 Income (loss)from
  discontinued
  operations.............   (2,242)    (16,137)      3,451     2,663     6,727
 Preferred stock
  dividend...............     (563)        --          --        --        --
 Income (loss) available
  to stockholders........ $ 22,892  $ (141,184) $   36,860  $ 36,813  $ 22,592
 Basic Earnings per share
  from continuing
  operations............. $   1.37  $    (6.74) $     1.79  $   1.81  $    .84
 Basic Earnings Per Share
  available to common
  stockholders (2)....... $   1.22  $    (7.61) $     1.98  $   1.95  $   1.20
 Shares used in per share
  calculation (2)........   18,699      18,548      18,600    18,860    18,842
 Diluted Earnings Per
  Share from continuing
  operations (2)......... $   1.27  $    (6.74) $     1.75  $   1.92  $   1.19
 Diluted Earnings Per
  Share available to
  common stockholders....     1.16  $    (7.61) $     1.93  $   1.92  $   1.19
 Shares used in per share
  calculation (2)........   20,202      18,548      19,053    19,157    18,970
 Cash dividends per
  share..................      .04         .15         .15       .20       .13
 Certain Financial Ratios
  and Other Data
 GAAP (3)
 Loss and LAE Ratio......     61.6%       76.4%       57.9%     56.9%     64.0%
 Underwriting Expense
  Ratio..................     38.2        51.1        34.5      33.4      31.4
                          --------  ----------  ----------  --------  --------
 Combined Ratio..........     99.8%      127.5%       92.4%     90.3%     95.4%
 SAP (1)
 Loss and LAE Ratio......     66.5%       90.4%       65.6%     57.9%     57.2%
 Underwriting Expense
  Ratio..................     31.1        42.1        51.7      31.8      33.4
                          --------  ----------  ----------  --------  --------
 Combined Ratio..........     97.6%      132.5%      117.3%     89.7%     90.6%
                          --------  ----------  ----------  --------  --------
 Net Premiums Written to
  Surplus Ratio..........      .89x       2.81x       1.49x     1.53x     1.44x
 Surplus................. $271,986  $  220,210  $  317,875  $352,695  $318,997

 Balance Sheet Data (at
  end of period)
 Total Investments and
  Cash................... $483,997  $  634,668  $  656,816  $427,276  $422,516
 Total Assets............  915,809   1,347,702   1,636,859   871,385   735,758
 Reserves For Losses and
  LAE....................  354,709     504,911     596,797   173,275   168,502
 Long Term Debt..........  141,876      98,302      98,602    98,279    98,163
 Total Liabilities.......  674,519   1,089,675   1,239,523   599,466   488,499
 Deferrable Capital
  Securities.............   41,225     100,000     100,000       --        --
 Stockholders' Equity....  200,065     158,027     297,336   271,919   247,259

--------
 * As a result of the Company's decision in 1999 to discontinue its commercial lines segment, all periods presented have been reclassified to present operations on a continuing and discontinued basis.
(1) Statutory data have been derived from the financial statements of the Company prepared in accordance with SAP and filed with insurance regulatory authorities.
(2) Restated for 3-for-2 stock split paid on January 22, 1996.
(3) Ratios calculated for continuing operations.

                Item 7. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Overview

   The Company writes primary insurance on selected Personal lines risks only, balanced between risks of property damage (which is susceptible to faster determination of ultimate loss but is highly unpredictable) and casualty exposure (which is more predictable but takes longer to determine the ultimate loss).

   In the past, we also wrote primary insurance on a variety of Commercial Lines risks, as well as treaty Reinsurance for small and mid-size insurance companies and regional specific Reinsurance for large insurance companies. In each of these segments, we focused principally on property coverages, for which ultimate losses generally can be more promptly determined than on casualty risks. In 1999, we sold the rights to a substantial portion of our reinsurance assumed business for a pretax gain of $15 million(a large block of policies 100% reinsured from CIGNA was retained and is being converted from assumed to direct), and decided to discontinue our commercial lines segment. The commercial lines segment is discussed herein as a discontinued operation. Additionally, we sold Vesta County Mutual, a predominately personal auto carrier, for a pretax gain of $4.8 million. Direct written premiums assumed by the Company from Vesta County Mutual were $15.5 million, $72.6 million and $41.8 million in 1999, 1998 and 1997 respectively.

   Our revenues from operations are derived primarily from net premiums earned on risks written or reinsured by our insurance subsidiaries, investment income and investment gains or losses. Our expenses consist primarily of payments for claims and underwriting expenses, including agents' commissions and operating expenses.

   This report includes "forward looking statements" which express expectations of future events and/or results. All statements based on future expectations rather than on historical facts are forward-looking statements that involve a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct. Please refer to "Known Trends and Uncertainties" herein and exhibit 99.1 attached hereto for more information about factors which could affect future results.

Comparison of Fiscal Year 1999 to Fiscal Year 1998

 Premiums, Loss and LAE--Personal lines

   Gross premiums written for Personal lines decreased by $92.0 million, or 26.5%, to $255.0 million for the year ended December 31, 1999, from $347.0 million for the year ended December 31, 1998. The decrease of was primarily due to the declines in the Financial Services, and Personal Auto lines (which includes the sale of Vesta County Mutual), partially offset by the continued rollover of the CIGNA homeowners business from the assumed reinsurance lines.

   Net premiums written for Personal lines decreased by $37.0 million, or 14.0%, to $227.8 million for the year ended December 31, 1999, from $264.8 million for the year ended December 31, 1998. The decrease in net premiums written was largely attributable to the declines in the Financial Services and Personal Auto lines (which includes the sale of Vesta County Mutual), partially offset by the continued rollover of the CIGNA homeowners business from the assumed reinsurance lines. Net premiums earned for Personal lines increased $1 million, or .4%, to $248.1 million for the year ended December 31, 1999, from $247.1 million for the year ended December 31, 1998.

   Loss and LAE for Personal lines remained flat from 1999 to 1998 at $165.0 million. The loss and LAE ratio for Personal lines for the year ended December 31, 1999 was 66.5% as compared to 66.7% at December 31, 1998.

 Premiums, Loss and LAE--Reinsurance

   Gross premiums written for Reinsurance decreased by $280.4 million, or 97.5%, to $7.2 million for the year ended December 31, 1999, from $287.6 million for the year ended December 31, 1998. The main contributors to the reduction of Reinsurance gross premiums written were the novation of certain treaties to Hart Re, an unearned premium portfolio transfer of a large reinsurance treaty and the continued roll over of CIGNA homeowners business to personal lines. Net premiums written for Reinsurance decreased $142.6 million, or 90.4%, to $15.1 million for the year ended December 31, 1999, from $157.7 million for the year ended December 31, 1998. Net premiums earned for Reinsurance decreased $98.3 million, or 50.6% to $96.0 million for the year ended December 31, 1999, from $194.3 million for the year ended December 31, 1998.

   Loss and LAE for Reinsurance decreased by $128.4 million, or 73.1% to $47.3 million for the year ended December 31, 1999, from $175.7 for the year ended December 31, 1998. The dollar amount of loss and loss adjustment expenses incurred decreased during 1999 due to the decline in net premiums earned, and improvement in the loss and LAE ratio. The loss and LAE ratio for Reinsurance for the year ended December 31, 1999 was 49.3% as compared to 90.5% for the year ended December 31, 1998. The decrease in the loss ratio was primarily attributable to the decrease in ceded reinsurance costs in 1999 versus 1998, a decrease in catastrophe losses, positive development from the run out of the assumed reinsurance line and commutation gains. In addition, the 1999 results consisted primarily of the 100% quota share reinsurance treaty with CIGNA. The treaty reinsures primarily a homeowners line for CIGNA which has historically experienced a loss ratio in the fifties. As the covered business is renewed it will be transferred to Vesta Fire as the issuing carrier. This treaty was not included in the sale of the Reinsurance book of business. In 1999, this treaty accounted for $77.8 million in earned premiums.

 Policy Acquisition Expenses and Other Operating Expenses from Continuing Operations

   Policy acquisition expenses from continuing operations decreased by $61.3 million, or 40.9%, to $88.6 million for the year ended December 31, 1999, from $149.9 million for the year ended December 31, 1998. The decrease in policy acquisition expenses from continuing operations is primarily attributable to reductions in earned premiums. Other operating expenses include administrative costs not directly related to the generation of premium revenue, interest on debt and goodwill and other intangibles amortization. Administrative costs from continuing operations (designated as operating expenses on the statement of operations) decreased $32.7 million. The decrease in administration costs is primarily attributable to the consolidation of the Shelby operations into the Birmingham office and other cost reductions enacted by the Company in response to reduction in premium volume from assumed reinsurance. Premium taxes and fees also decreased as a result of decreased earned premium. The decrease in goodwill and other intangibles amortization is attributable to the write off of $74.5 million ($65.5 million of which related to continuing operations) of goodwill related to the Shelby acquisition in the fourth quarter of 1998.

 Net Investment Income from Continuing Operations

   Net investment income from continuing operations decreased by $2.0 million, or 6.9%, to $26.9 million for the year ended December 31, 1999, from $28.9 million for the year ended December 31, 1998 due to lower average invested assets. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.5% for the year ended December 31, 1999, compared with 5.8% for the year ended December 31, 1998.

 Federal Income Taxes from Continuing Operations

   Federal income taxes from continuing operations increased by $62.2 million to an expense of $13.6 million for the year ended December 31, 1999, from a $48.6 million benefit for the year ended December 31, 1998. The Company's effective tax rate for 1999 was 30.7% versus 28.9% in 1998. The

Company's effective tax rate is lower than the federal statutory tax rate primarily due to investment income from tax exempt securities. The increase in the effective tax rate for 1999 is due to the Company's decision to replace the tax exempt securities in its portfolio with higher yielding taxable securities.

 Income /(loss) from discontinued operations, net of tax

   Net premiums earned from the discontinued Commercial Lines decreased $16.2 million, or 23.7%, to $52.2 million for the year ended December 31, 1999, from $68.4 million for the year ended December 31, 1998 as the Company exited this business in 1999.

   Loss and LAE for Commercial Lines decreased $20.3 million, or 37.1%, from $54.7 million for the year ended December 31, 1998 to $34.4 million for the year ended December 31, 1999. The loss and LAE ratio for Commercial Lines for the year ended December 31, 1999, was 65.9% as compared to 80.0% for the year ended December 31, 1998. The decrease in loss ratio was primarily attributable to decreased catastrophe losses for the year ended December 31, 1999. Policy acquisition expenses decreased $4.2 million as a result of the decreased earned premium. Operating expenses decreased $.8 million from $16.1 million for the year ended December 31, 1998 to $15.3 million for the year ended December 31, 1999. The decrease was largely attributable to reduced expenses from workforce reductions and other reductions consistent with discontinuing the business, partially offset by severances and other costs. In 1998, $9 million of the loss on asset impairment was attributed to the commercial lines segment.

   For the reasons discussed above, as well as the $15 million gain from the sale of reinsurance renewal rights to Hart Re, net loss from discontinued operations improved by $13.9 million, to a loss of $2.2 million for the year ended December 31, 1999 from a loss of $16.1 million for the year ended December 31, 1998.

 Net Income (loss)

   For the reasons discussed above, net income increased by $164.7 million, to income of $23.5 million for the year ended December 31, 1999, from a $141.2 million loss for the year ended December 31, 1998.

Comparison of Fiscal Year 1998 to Fiscal Year 1997

 Premiums, Loss and LAE--Personal lines

   Gross premiums written for Personal lines increased by $102.3 million, or 41.8%, to $347.0 million for the year ended December 31, 1998, from $244.7 million for the year ended December 31, 1997. Included in the $102.3 increase in gross premiums written for Personal lines was a $101.0 million increase in gross premiums written due to a full year of Shelby premiums in 1998 versus six months of Shelby premiums in 1997. The remaining increase of $1.3 million was primarily due to the transfer of business from assumed Reinsurance to Personal lines following the acquisition of Vesta County Mutual partially offset by premium reductions in the Financial Services lines and Hawaiian Insurance & Guaranty("HIG").

   Net premiums written for Personal lines increased by $123.6 million, or 87.5%, to $264.8 million for the year ended December 31, 1998, from $141.2 million for the year ended December 31, 1997. The increase in net premiums written was largely attributable to the writings from Shelby and the transfer of business from assumed Reinsurance to Personal lines following the acquisition of Vesta County Mutual. Net premiums earned for Personal lines increased $107.7 million, or 77.3%, to $247.1 million for the year ended December 31, 1998, from $139.4 million for the year ended December 31, 1997.

   Loss and LAE for Personal lines increased by $69.7 million, or 73.2%, to $164.9 million for the year ended December 31, 1998, from $95.2 million for the year ended December 31, 1997. The increase in loss and loss adjustment expenses was primarily attributable to a full year of losses for Shelby included in 1998 versus only six months of losses for Shelby in 1997. The loss and LAE ratio for Personal lines for the year ended December 31, 1998 was 66.7% as compared to 68.3% at December 31, 1997.

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

   Included in the Reinsurance results for 1998, were two large 100% Quota share Reinsurance treaties for CIGNA and HomePlus which cover selected homeowners lines. As the covered business is renewed it will be transferred to Vesta Fire as the issuing carrier. In 1998, these treaties accounted for $107.4 million in gross written premiums.

 Policy Acquisition Expenses and Other Operating Expenses from Continuing Operations

   Policy acquisition expenses increased by $16.7 million, or 13.1%, to $149.9 million for the year ended December 31, 1998, from $133.2 million for the year ended December 31, 1997. The increase in policy acquisition costs is primarily attributable to additional marketing staff salaries and additional agents incentives. Other operating expenses from continuing operations include administrative costs not directly related to the generation of premium revenue, premium taxes and fees, interest on debt and goodwill amortization. Administrative costs from continuing operations (designated as operating expenses on the statement of operations) increased $44.7 million. The increase in administration costs is primarily attributable to increased costs related to the Shelby operations and increased information system costs. The increase in premium taxes and fees is directly related to the increase in direct premiums written. The increase in goodwill amortization is attributable to a full year of amortization of the goodwill related to the Shelby acquisition versus six months of amortization in 1997.

 Net Investment Income from Continuing Operations

   Net investment income decreased by $3.1 million, or 9.7%, to $28.9 million for the year ended December 31, 1998, from $32.0 million for the year ended December 31, 1997. The weighted average yield on invested assets (excluding realized and unrealized gains) was 5.8% for the year ended December 31, 1998, compared with 5.8% for the year ended December 31, 1997.

 Loss on Asset Impairment

   During the fourth quarter of 1998, management evaluated goodwill pursuant to our existing policies. The evaluation indicated an impairment of goodwill acquired as part of the Shelby acquisition. The events that led to this conclusion include our inability to integrate the Shelby acquisition as planned and the resulting high level of expenses and the recording of significant operating losses in 1998. As a result of these evaluations, the unamortized goodwill attributable to the Shelby acquisition was reduced by $74.5 million, of which $9.0 million is attributable to the discontinued Commercial Lines. See Note C of the Notes of the Consolidated Financial Statements.

 Federal Income Taxes from Continuing Operations

   Federal income taxes decreased by $69.8 million to a benefit of $48.5 million for the year ended December 31, 1998, from an expense of $21.3 million for the year ended December 31, 1997. The Company's effective tax rate for 1998 was 28.9% versus 35.7% in 1997. The Company's effective tax rate is lower than the federal statutory tax rate primarily due to investment income from tax exempt securities. The decrease in the effective tax rate for 1998 is primarily due to the Company's purchase of tax exempt securities.

 Income /(loss) from discontinued operations, net of tax

   Net premiums earned from the discontinued Commercial Lines increased $25.5 million, or 59.4%, to $68.4 million for the year ended December 31, 1998, from $42.9 million for the year ended December 31, 1997 due to the inclusion of a full year of Shelby premiums in 1998 versus six months of Shelby premiums in 1997.

   Loss and LAE for Commercial Lines increased $30.7 million, or 127.9%, from $24.0 million for the year ended December 31, 1997 to $54.7 million for the year ended December 31, 1998. The loss and LAE ratio for Commercial Lines for the year ended December 31, 1998, was 80.0% as compared to 55.9% for the year ended December 31, 1997. The increase in loss ratio was primarily attributable to increased market competition and catastrophe losses for the year ended December 31, 1998. Policy acquisition expenses increased $6.4 million as a result of the increased earned premium. Operating expenses increased $7.8 million from $8.3 million for the year ended December 31, 1997 to $16.1 million for the year ended December 31, 1998. The increase was largely attributable a full year of Shelby operations in 1998 versus six months in 1997. In 1998, $9 million of the loss on asset impairment was attributed to the commercial lines segment.

   For the reasons discussed above, income/ (loss) from discontinued operations decreased by $19.6 million, to a loss of $16.1 million for the year ended December 31, 1998 from income of $3.5 million for the year ended December 31, 1997.

 Net Income (loss)

   For the reasons discussed above, net income decreased by $178.1 million, to a loss of $141.2 million for the year ended December 31, 1998, from $36.9 million for the year ended December 31, 1997.

Liquidity and Capital Resources

   Vesta is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Group, a group of wholly owned property and casualty insurance companies including Vesta Fire. The insurance subsidiaries comprising the Vesta Group are individually supervised by various state insurance regulators. Vesta Fire is our principal operating subsidiary and reinsures substantially all business from our other operating subsidiaries.

   The principal uses of funds at the holding company level are to pay operating expenses, principal and interest on outstanding indebtedness and deferrable capital securities and dividends to stockholders if declared by the Board of Directors. During the last three years, our insurance subsidiaries have produced operating results and paid dividends sufficient to fund our needs. Except for the regulatory restrictions described above, we are not aware of any demands or commitments of the insurance subsidiaries that would prevent them from paying dividends sufficient to meet our anticipated needs (including debt service) for at least the next twelve months. See, "Business-- Regulation."

 Dividends

   As a holding company with no other business operations, we rely primarily upon dividend payments from Vesta Fire to meet our cash requirements (including its debt service) and to pay dividends to our stockholders. Transactions between Vesta and its insurance subsidiaries, including the payment of dividends to Vesta by such subsidiaries, are subject to certain limitations under the insurance laws of those subsidiaries' domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval.

 Non-recurring sources

   In addition to dividends from its subsidiaries we determined to seek additional equity capital and other alternative sources of funds during 1999.

   On March 24, 1999 the Company sold its reinsurance assumed business (with the exception of the CIGNA homeowner's reinsurance business that is currently being converted to primary operations) to The Hartford Fire Insurance Company ("Hart Re"). The Company received $15 million in exchange for its commitment to (a) enter into a 100% quota share treaty, effective January 1, 1999 for all business written on or after that date; (b) use its best efforts to novate to the purchaser or renew on the purchaser's paper, all assumed treaties except those currently being converted to primary business and; (c) facilitate the hiring by Hart Re of several of the Company's reinsurance employees.

   On September 10, 1999, we sold our authority and right to control and manage the affairs of Vesta County Mutual Insurance Company for $11.2 million. We recognized a gain of $4.8 million, which is included in other income, during the third quarter of 1999. In 1999, Vesta County Mutual had $44.5 million of direct written premium, of which we assumed $29.6 million. Also in 1999, we received $173,000 in interest income from a $2.5 million surplus debenture issued by Vesta County Mutual in exchange for our contribution of capital in a like amount. This debenture was repaid by Vesta County Mutual in connection with the sale.

   On September 30, 1999, the Company issued 2,950,000 shares of its Series A Convertible Preferred Stock to a single investor in exchange for cash proceeds of approximately $25 million. The terms of this Preferred Stock are discussed below under "--Long Term Debt and Preferred Stock."

 Commercial Credit Facilities

   During 1998, we failed to maintain certain financial covenants contained in our former revolving credit agreement with a group of commercial lenders led by First Union National Bank. In exchange for a waiver of remedies by these banks, we agreed on April 13, 1999 to amend our credit agreement with them in several respects, including shortening the maturity of approximately $70 million in loans thereunder. In connection with this amendment, we also issued warrants to them, which would have become accessible for up to 6.6% of our common stock if we had been unable to prepay minimum levels of principal and interest on an accelerated schedule. On September 30, 1999, we repaid all amounts owing under this former credit facility (approximately $56 million), cancelled the credit agreement related thereto and cancelled all of the warrants which had been issued to those banks. This $56 million payment was funded primarily from three sources: (i) the $11.2 million in proceeds received from the transaction involving Vesta County Mutual, (ii) the $25 million in proceeds received from the sale of the Preferred Stock and (iii) the $20 million borrowed under the credit facilities established with The Banc on September 30, 1999.

   On September 30, 1999, we established collateralized revolving credit facilities in the aggregate amount of $20 million with The Banc Corporation and its banking subsidiary The Bank, consisting of a $15 million loan from The Bank and a $5 million loan from The Banc Corporation.

   On December 30, 1999, we repaid $15 million of the principal amount outstanding under The Banc credit facilities and cancelled the related credit agreements. In connection with the repayment of this debt, we restructured our commercial credit facility to consist of the following lines of credit, each of which was provided by The Bank:

  .  a $5 million unsecured line;

  . an additional $10 million line, secured by a pledge of the management contract between our wholly owned management company, J. Gordon Gaines, Inc., and our operating insurance subsidiaries.

Each of these credit facilities bore interest at The Bank's prime rate and were to mature on December 29, 2001. As of December 31, 1999, we had borrowed all $5 million available under the unsecured line, and we had not borrowed any amounts under the $10 million secured line. Subsequent to December 31, 1999, we repaid the $5 million outstanding on the unsecured line of credit, and we cancelled the credit agreements related to both lines of credit effective February 29, 2000.

   On March 3, 2000 we established a revolving credit facility with First Commercial Bank, Birmingham, Alabama ("First Commercial") which consists of the following lines of credit:

  . a $7.5 million unsecured line which bears interest at First Commercial's prime rate + 1/4%;

  . an additional $7.5 million line, secured by a pledge of the management contract between our wholly owned management company, J. Gordon Gaines, Inc., and our operating insurance subsidiaries.

Each of these newly established credit facilities mature on December 31, 2002. In addition, the credit agreements related to these facilities contain typical financial covenants which require us to maintain certain financial standards. As of March 30, 2000, all $15 million under these lines of credit was available for general corporate purposes.

 Long Term Debt and Preferred Stock

   In 1995, we issued $100 million principal amount of our 8.75% Senior Debentures due 2025. As of December 31, 1999, all $100 million of these senior debentures remained outstanding.

   In 1997, our single purpose finance subsidiary, Vesta Capital Trust I, issued $100 million principal amount of its 8.525% Deferrable Interest Capital Securities. We have unconditionally guaranteed Vesta Capital Trust's obligation to make semi-annual distributions on these capital securities, and we have issued a debenture in a like amount to Vesta Capital Trust which requires us to make interest payments in the same amounts and at the same time as the distributions which are payable on these capital securities. The terms of the capital securities and the underlying debenture permit us to defer interest payments on the debentures, and, therefore, distributions on the capital securities, for up to ten years. We exercised this right of deferral with respect to the semi-annual payment originally due July 15, 1999. While we have elected to resume payment on these capital securities effective January 15, 2000, including all accrued amounts due since July 15, 1999, we may elect to defer payments again in the future. In the event we elect to defer such payments again in the future, we will not be permitted to pay any dividends on our common stock or other equity securities, including the preferred stock held by the Birmingham Investment Group, LLC. As of December 31, 1999, approximately $41 million of these 8.525% Deferrable Capital Securities remained outstanding, after giving effect to the exchange involving the Company's 12.5% Senior Notes at December 30, 1999 (discussed below).

   On December 30, 1999, the Company issued approximately $44 million of its 12.50% Senior Notes due 2005, in exchange for approximately $59 million of its then outstanding 8.525% Deferrable Capital Securities. The resulting after-tax gain of $9.5 million was recorded directly to retained earnings. As of December 31, 1999, approximately $44.1 million of the 12.50% Senior Notes remained outstanding. The 12.5% Senior Notes have one million warrants attached that become exercisable in the event that the notes are still outstanding on December 31, 2004. Based on the probability of exercise, Vesta's stock price at the date of issuance and other factors, the value of the warrants is immaterial to the financial statements.

   On September 30, 1999, we issued approximately $25 million of our Series A Convertible Preferred Stock to the Birmingham Investment Group, LLC in which we sold 2,950,000 shares of our preferred stock at $8.50 per share. Each share of the preferred stock is convertible into two shares of our common stock and carries a cumulative dividend rate of 9%, compounded semi-annually. The preferred stock will automatically be converted into shares of common stock at the date at which our common stock achieves an average closing price of $8.00 per share for twenty consecutive trading days. As of December 31, 1999, all $25 million of this preferred stock remained outstanding. Upon resumption of the distributions payable on the capital securities described above, we expect to declare dividends on this preferred stock of approximately $1.1 million semi-annually.

   Annual distribution obligations for the Company's long term debt and preferred stock outstanding at December 31, 1999 are as follows:

                                                                 Annual Interest
      Security                                       Principal     Obligation
      --------                                     ------------- ---------------
8.75%Senior Debentures due 2025................... $ 100 million  $ 8.8 million
8.525% Deferrable Capital Securities due 2027..... $41.2 million  $ 3.6 million
12.5% Senior Notes due 2005....................... $44.1 million  $ 5.5 million
Series A Convertible Preferred Stock.............. $25.1 million  $2.25 million

   Subsequent to December 31, 1999, the Company re-purchased $4.5 million of the 8.75% Senior Debentures due 2025 for approximately $3.3 million plus accrued interest through March 14, 2000. Also subsequent to December 31, 1999, the Company re-purchased approximately $21.5 million of its 12.5% Senior Notes due 2005 for approximately $17.7 million plus accrued interest through March 14, 2000.

 Covenants

   The Credit Agreements and Indentures related to the Company's commercial credit facilities and long term debt described above contain various covenants which restrict the Company's ability to incur additional indebtedness, issue additional preferred stock, dispose of certain assets and pay dividends on its common stock in excess of $.15 per share on an annual basis. In addition, these agreements require Vesta to maintain certain minimum levels of consolidated net income, statutory consoldiated net income and statutory surplus, which levels vary from quarter to quarter over the term of the credit agreement, and also require Vesta Fire's "total adjusted capital" to be at least 150% of the applicable

"company action level" for Vesta Fire's risk based capital at any time. The Company's ability to comply with these covenants and financial tests may be affected by events beyond the Company's control, including economic, financial and industry conditions. Failure to comply with covenants may result in a default under the Company's credit agreements and/or indentures, and if any such default were not remedied within the applicable grace period, if any, the lenders under such agreements would be entitled to declare the amounts outstanding thereunder due and payable.

 Subsidiaries

   The principal sources of funds for our insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. On a consolidated basis, net cash (used in) operations for the year ended December 31, 1999 and 1998, was $(103.3) million and $(47.1) million, respectively. The $103.3 net cash used in operations is primarily attributable to the declines in loss reserves and unearned premium reserves as a result of the Company's exit from the reinsurance assumed and commercial lines business.

Known Trends and Uncertainties

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

   The Company has historically followed a practice of reinsuring a portion of in its primary business to reduce the variability of its earnings. The Company's loss reserve levels historically have remained relatively stable from year to year despite changes in premium volume. The Company is continuing to cede portions of insurance risks while using its capital base to gradually increase, on a selective basis, its retention of certain property risks.

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

   Other certain known trends and uncertainties which may affect our future results are discussed more fully below.

   Competition: The property and casualty insurance industry is highly competitive on the basis of both price and service. In recent years there has been a trend in the property and casualty industry toward consolidation which could result in even more competitive pricing. We also face competition from foreign insurance companies, captive insurance companies and risk retention groups. In the future, the industry, including us, may face increasing insurance underwriting competition from banks and other financial institutions. See, "Business--Competition".

   Insurance Ratings: See "Summary," "Risk Factors" and "Business--A.M. Best Rating" for further discussion.

   Litigation: See "Business--Legal Proceedings" and Note J to the Consolidated Financial Statements for discussion of the current status of litigation.

   Reliance on Performance of Reinsurers: We evaluate the credit quality of the reinsurers and retrocessionares to which it cedes business. No assurance can be given regarding the future ability of any of our reinsurers to meet their obligations. See, "Risk Factors" on page 10.

   Inflation: We do not believe our results over the last three fiscal years have been materially affected by inflation due in part to the predominantly short-tail nature of our business. The potential adverse impacts of inflation include: (i) a decline in the market value of our fixed maturity investment portfolio, (ii) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time, and (iii) an increase in our operating expenses. Historically, the effect of inflation on our reserves has not been material.

Year 2000

   We do not believe we experienced any material operational problems as a result of the date change to the Year 2000. However, the Y2K issue is also a concern from an underwriting standpoint regarding the extent of liability for coverage under various general liability, property and directors and officers liability and product policies. We believe that minimal coverage could exist under some current liability and product policies. This exposure should be minimal as Commercial Lines business has historically excluded any manufacturing risks which produce computer and computer dependent products.

   The Insurance Services Office ("ISO") recently developed policy language providing that there is no coverage for certain Y2K occurrences. The liability exclusion has been accepted in over forty states and a companion filing for property has been accepted in at least twenty states at this time. Several states have not adopted or approved the property exclusion form citing specifically that, because there is no coverage under the current property contracts, there is no reason to accept a clarifying endorsement. We addressed the Y2K issue by attaching the ISO exclusionary language to all general liability policies with a rating classification which we believed could potentially have Y2K losses. The Insurance Services Office exclusionary language endorsement is included on all property policies. We believe these actions should minimize our exposure to Y2K losses.

   The foregoing information constitutes a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act.

Market Risk of Financial Instruments

   Vesta's principal assets are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary risk exposures are interest rate risk on fixed maturity investments and equity price risk for domestic stocks.

   Vesta manages its exposure to market risk by selecting investment assets with characteristics such as duration, yield and liquidity to reflect the underlying characteristics of the related insurances.

   The following table sets forth the estimated market values of our fixed maturity investments and equity investments resulting from a hypothetical immediate 100 basis point increase in interest rates and a 10% decline in market prices for equity exposures, respectively from levels prevailing at December 31, 1999.

                                                                      Amount
                                                                  --------------
                                                                  (in thousands)
   Fixed Maturity Investments....................................    $330,943
   Equity Investments............................................    $  1,679

   The decrease in fair values based on an increase in interest rates was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

   The decrease in fair value of equity securities based on a decrease in the market prices of all equity securities was estimated as 10% of the fair value.

              Item 8. Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Report of Independent Accountants.........................................  33
Independent Auditors' Report..............................................  34
Consolidated Balance Sheets at December 31, 1999 and 1998.................  35
Consolidated Statements of Operations and Comprehensive Income (loss) for each of the years in the three-year period ended December 31, 1999.......  36
Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1999............................  37
Consolidated Statements of Cash Flows for each of the years in the three-
 year period ended December 31, 1999......................................  38
Notes to Consolidated Financial Statements................................  39

                       Report of Independent Accountants

To the Stockholders of
Vesta Insurance Group, Inc.

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Vesta Insurance Group., Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material aspects, the information set forth therein at December 31, 1999 and 1998 and the years then ended when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles and estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                             PricewaterhouseCoopers, LLP

Birmingham, Alabama
March 12 , 2000

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Vesta Insurance Group, Inc.
Birmingham, Alabama:

   We have audited the consolidated balance sheet (not presented herein) of Vesta Insurance Group, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flow for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the 1997 financial statement schedules as listed in the index appearing at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of Vesta's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vesta Insurance Group, Inc. and subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                             KPMG LLP

Birmingham, Alabama
March 27, 1998, except
as to the statements of
comprehensive income
which is as of April 19, 1999
and Note N and Note S
which are as of
March 30, 2000

                          VESTA INSURANCE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                          --------------------
                                                            1999       1998
                                                          --------  ----------
Assets:
 Investments:
 Fixed maturities available for sale--at fair value
  (cost: 1999--$348,760;
  1998--$446,516)........................................ $339,429    $457,219
 Equity securities--at fair value: (cost: 1999--$2,092;
  1998--$18,127).........................................    1,865      21,099
 Short-term investments..................................  125,026     131,029
                                                          --------  ----------
  Total investments......................................  466,320     609,347
 Cash....................................................   17,677      25,321
 Accrued investment income...............................    5,460       7,194
 Premiums in course of collection (net of allowances for
  losses of $2,412 in
  1999 and $1,712 in 1998)...............................   41,206     121,948
 Reinsurance balances receivable.........................  193,345     265,903
 Reinsurance recoverable on paid losses..................   77,925     111,577
 Deferred policy acquisition costs.......................   40,357      90,855
 Property and equipment..................................   15,602      18,442
 Income tax receivable...................................      --       17,950
 Deferred income taxes...................................   13,489      19,090
 Other assets............................................   19,514      35,681
 Goodwill and other intangibles..........................   24,914      24,394
                                                          --------  ----------
  Total assets........................................... $915,809  $1,347,702
                                                          ========  ==========
Liabilities:
 Reserves for:
 Losses and loss adjustment expenses.....................  354,709     504,911
 Unearned premiums.......................................  133,029     309,515
                                                          --------  ----------
                                                           487,738     814,426

 Deferred gain on retroactive reinsurance................    3,275       9,848
 Reinsurance balances payable............................    3,439      49,028
 Other liabilities.......................................   33,191      48,071
 Short term debt.........................................    5,000      70,000
 Long term debt..........................................  141,876      98,302
                                                          --------  ----------
  Total liabilities......................................  674,519   1,089,675

Commitments and contingencies: See Note I

Deferrable Capital Securities............................   41,225     100,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares
  authorized, issued: 1999-- 2,950,000 shares, 1998--0...       30         --
 Common stock, $.01 par value, 32,000,000 shares
  authorized, issued: 1999--18,964,322 and 1998--
  18,964,322.............................................      190         190
 Additional paid-in capital..............................  179,046     156,465
 Accumulated other comprehensive income, net of tax
  (benefit) expense of $(3,346) and $4,786 in 1999 and
  1998, respectively.....................................   (6,213)      8,889
 Retained earnings.......................................   41,862      10,120
 Treasury stock (283,086 and 310,918 shares at cost at
  December 31, 1999 and 1998, respectively)..............  (13,048)    (15,592)
 Receivable from issuance of restricted stock............   (1,802)     (2,045)
                                                          --------  ----------
  Total stockholders' equity.............................  200,065     158,027
                                                          --------  ----------
  Total liabilities, Deferrable Capital Securities and
   stockholders' equity.................................. $915,809  $1,347,702
                                                          ========  ==========

           See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                            STATEMENTS OF OPERATIONS

                                                 For the Year Ended December
                                                             31,
                                                 -----------------------------
                                                   1999      1998       1997
                                                 --------  ---------  --------
Revenues:
 Net premiums written........................... $242,862  $ 422,569  $492,978
 Decrease (increase) in unearned premium........  101,244     18,756   (18,193)
                                                 --------  ---------  --------
 Net premiums earned............................  344,106    441,325   474,785
 Net investment income..........................   26,907     28,862    31,960
 Gain on sale of assumed reinsurance renewal
  rights........................................   15,000        --        --
 Realized investment gains......................    7,956      3,272     3,283
 Other..........................................    9,327      5,473     2,094
                                                 --------  ---------  --------
  Total revenue.................................  403,296    478,932   512,122
Expenses:
 Losses and loss adjustment expenses incurred...  211,701    337,131   274,650
 Policy acquisition expenses....................   88,638    149,905   133,220
 Operating expenses.............................   42,662     75,322    30,611
 Interest on debt...............................   13,215     14,054    10,859
 Loss on asset impairment.......................      --      65,496       --
 Goodwill and other intangible amortization.....    2,118      5,177     3,065
                                                 --------  ---------  --------
  Total expenses................................  358,334    647,085   452,405
 Income (loss)from continuing operations before
  taxes and deferred
  capital securities............................   44,962   (168,153)   59,717
 Income taxes (benefit).........................   13,633    (48,555)   21,257
 Deferred capital security interest, net of tax.    5,632      5,449     5,051
                                                 --------  ---------  --------
 Income (loss) from continuing operations.......   25,697   (125,047) $ 33,409
 Income (loss) from discontinued operations, net
  of tax........................................   (2,242)   (16,137)    3,451
  Net income (loss).............................   23,455   (141,184)   36,860
 Preferred stock dividend.......................     (563)       --        --
                                                 --------  ---------  --------
 Income (loss) available to common stockholders. $ 22,892  $(141,184) $ 36,860
                                                 ========  =========  ========
 Basic net income (loss) from continuing
  operations per common share...................    $1.37     $(6.74)    $1.79
                                                 ========  =========  ========
 Basic net income (loss) available to common
  stockholders per common share.................    $1.22  $   (7.61)    $1.98
                                                 ========  =========  ========
 Diluted net income (loss) from continuing
  operations per common share...................    $1.27  $   (6.74)    $1.75
                                                 ========  =========  ========
 Diluted net income (loss) available to common
  stockholders per common share.................    $1.16  $   (7.61)    $1.93
                                                 ========  =========  ========

    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Net income (loss)............................... $ 23,455  $(141,184) $ 36,860
Other comprehensive income, net of tax:
 Unrealized holding gains (losses) on available-
  for-sale securities net of tax (benefit)
  expense of $(5,347), $2,676 and $2,778 in
  1999, 1998 and 1997, respectively.............   (9,930)     1,187     7,521
 Less realized gains on available-for-sale
  securities net of tax expense of $2,784,
  $1,145 and $1,149 in 1999, 1998 and 1997,
  respectively..................................    5,172      2,127     2,134
                                                 --------  ---------  --------
                                                  (15,102)      (940)    5,387
 Gain on extinguishments of Deferrable Capital
  Securities net of tax expense of $5,141.......    9,548        --        --
                                                 --------  ---------  --------
Comprehensive income (loss)..................... $ 17,901  $(142,124) $ 42,247
                                                 ========  =========  ========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Accumulated                      Receivable
                                           Additional     Other                            From
                          Preferred Common  Paid-in   Comprehensive Retained  Treasury  Restricted
                            Stock   Stock   Capital   Income (Loss) Earnings   Stock      Stock     Total
                          --------- ------ ---------- ------------- --------  --------  ---------- --------
Balance, December 31,
 1996...................     --      $190   $161,037     $ 4,442    $120,011  $(10,554)  $(3,207)  $271,919
Net income..............     --       --         --          --       36,860       --                36,860
Change in restricted
 stock receivable.......     --       --         --          --          --        --       (684)      (684)
Treasury stock
 acquisitions...........     --       --         --          --          --    (21,164)      --     (21,164)
Treasury stock issued
 for options exercised..     --       --      (1,061)        --          --      6,302       --       5,241
Common dividends
 declared (0.15 per
 share).................     --       --         --          --       (2,797)      --        --      (2,797)
Net change in unrealized
 gains net of tax of
 $3,927.................     --       --         --        5,387         --        --        --       5,387
Tax benefit from
 exercise of stock
 options................     --       --       2,574         --          --        --        --       2,574
                             ---     ----   --------     -------    --------  --------   -------   --------
Balance, December 31,
 1997...................     --       190    162,550       9,829     154,074   (25,416)   (3,891)   297,336
Net income..............     --       --         --          --     (141,184)      --        --    (141,184)
Change in restricted
 stock receivable.......     --       --         --          --          --        --      1,846      1,846
Treasury stock issued
 for options exercised..     --       --      (6,833)        --          --      9,824       --       2,991
Common dividends
 declared (.15 per
 share).................     --       --         --          --      (2,770)       --        --      (2,770)
Net change in unrealized
 gains net of tax of
 $(1,531)...............     --       --         --         (940)        --        --        --        (940)
Tax benefit from
 exercise of stock
 options................     --       --         748         --          --        --        --         748
                             ---     ----   --------     -------    --------  --------   -------   --------
Balance, December 31,
 1998...................     --       190    156,465       8,889      10,120   (15,592)   (2,045)   158,027
Net income..............     --       --         --          --       23,455       --        --      23,455
Preferred Stock
 dividend...............     --       --         --          --         (563)      --        --        (563)
Change in restricted
 stock receivable.......     --       --         --          --          --        --        243        243
Treasury stock issued
 for restricted stock...     --       --      (2,464)        --          --      2,544       --          80
Common dividends
 declared (0.04 per
 share).................     --       --         --          --         (698)      --        --        (698)
Net change in unrealized
 gains net of tax of
 $(8,133)...............     --       --         --      (15,102)        --        --        --     (15,102)
Issuance of preferred
 stock..................      30      --      25,045         --          --        --        --      25,075
Extinguishment of
 Deferrable Capital
 Securities, net of tax
 of $5,141..............     --       --         --          --        9,548       --        --       9,548
                             ---     ----   --------     -------    --------  --------   -------   --------
Balance, December 31,
 1999...................      30     $190   $179,046     $(6,213)   $ 41,862  $(13,048)  $(1,802)  $200,065
                             ===     ====   ========     =======    ========  ========   =======   ========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                 For the Year Ended December
                                                             31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
Operating Activities:
 Net income (loss)............................. $  23,455  $(141,184) $  36,860
 Adjustments to reconcile net income (loss) to
  cash provided from operations................
 Changes in:
  Loss and LAE reserves........................  (150,202)   (91,886)   140,152
  Unearned premium reserves....................  (176,485)   (55,537)    38,350
  Deferred income taxes........................     7,911      9,434      3,959
  Accrued income taxes.........................    18,401    (34,933)   (18,354)
  Reinsurance balances payable.................   (45,589)    (7,869)     5,735
  Other liabilities............................   (21,875)   (26,633)    18,617
  Premiums in course of collection.............   153,299    179,874   (285,188)
  Reinsurance recoverable on paid losses.......    33,651     25,063     (8,515)
  Other assets.................................     4,965      2,403     15,519
 Policy acquisition costs deferred.............   (48,739)  (153,331)  (112,981)
 Policy acquisition costs amortized............    99,237    164,600    105,209
 Investment gains..............................    (7,956)    (3,272)    (3,283)
 Amortization and depreciation.................     6,237     11,647      4,803
 Goodwill impairment...........................       --      74,496        --
 (Gain) Loss on disposition of property, plant,
  equipment....................................       410        --         (38)
                                                ---------  ---------  ---------
  Net cash used in operations..................  (103,280)   (47,128)   (59,155)

Investing Activities:
 Investments sold, matured, and called:
  Fixed maturities available for sale--matured,
   called and sold.............................   293,966    156,377    283,723
  Equity securities............................    21,588      3,822      2,291
 Investments acquired:
  Fixed maturities available for sale..........  (193,621)  (116,007)   (52,871)
  Equity securities............................    (1,071)    (4,323)       --
  Net cash paid for acquisition................       --         --    (245,811)
 Net (increase) decrease in short-term
  investments..................................     6,003    (12,005)   (13,610)
 Disposition of Vesta County Mutual............    11,200        --         --
 Additions to property and equipment...........    (2,294)    (5,659)    (4,182)
 Dispositions of property and equipment........       671      1,677        289
                                                ---------  ---------  ---------
  Net cash provided from (used in) investing
   activities..................................   136,442     23,882    (30,171)

Financing Activities:
 Net change in short term debt.................   (65,000)    25,000     23,000
 Issuance of long term debt and deferrable
  capital securities...........................    44,082        --     100,321
 Retirement of long term debt and deferrable
  capital securities...........................   (44,589)     (300)        --
 Issuance of treasury stock....................       --         --       6,302
 Acquisition of treasury stock.................       --         --     (21,164)
 Dividends paid................................      (698)    (2,770)    (2,797)
 Preferred stock issuance......................    25,075        --         --
 Capital contributions from exercising stock
  options......................................       324      4,836        828
                                                ---------  ---------  ---------
 Net cash provided from (used in) financing
  activities...................................   (40,806)    26,766    106,490
                                                ---------  ---------  ---------
Increase (decrease) in cash....................    (7,644)     3,520     17,164
Cash at beginning year.........................    25,321     21,801      4,637
                                                ---------  ---------  ---------
Cash at end of year............................ $  17,677  $  25,321  $  21,801
                                                =========  =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A--Significant Accounting Policies

   Financial Statement Presentation: Vesta Insurance Group, Inc. (Vesta), and subsidiaries (the Company), was incorporated by Torchmark Corporation ("Torchmark") on July 9, 1993 and capitalized on July 16, 1993 with a $50 million contribution from Torchmark and the contribution from Torchmark of all of the outstanding common stock of J. Gordon Gaines, Inc., Liberty National Reinsurance Company, Ltd, and Vesta Fire Insurance Corporation (Vesta Fire) and its wholly-owned subsidiaries. On November 18, 1993, the Company completed an initial public offering of common stock which resulted in proceeds to the Company of approximately $51 million. At year-end 1999, Torchmark held approximately 5.1 million of the outstanding common stock of the Company with the balance publicly traded.

   Nature of Operations: The Company is a holding company for a group of property and casualty insurance companies (the "Vesta Group") that offer primary insurance on personal risks. The lead insurer in the Vesta Group is Vesta Fire. The Company focuses primarily on private passenger auto and property coverages. In 1999, the Company discontinued its commercial line of business. See note R and S. The Company also exited its reinsurance assumed line of business with the exception of a large block of business being converted from assumed to direct. (see Note R)

   The availability and cost of reinsurance and retrocessional coverage may vary significantly over time and are subject to prevailing market conditions. Pricing on both assumed and ceded reinsurance weakened slightly in 1998 and 1999 due to increased availability of reinsurance market capacity.

   Use of Estimates in the Preparation of the Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining the premiums in course of collection, reserves for losses and loss adjustment expenses, deferred policy acquisition costs and reinsurance recoverables.

   Investments: Investment securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

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

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A--Significant Accounting Policies (continued)

   Cash: Cash consists of balances on hand and on deposit in banks and financial institutions.

   Recognition of Premium Revenue: Earned premiums on primary business are generally recognized as revenue on a pro rata basis over the policy term. Earned premiums on assumed reinsurance is recognized as revenue over the contract period as reported by the cedant.

   Losses and Loss Adjustment Expenses: The liability for losses and loss adjustment expenses ("LAE") includes an amount determined from loss reports and individual cases. It also includes an amount for losses incurred but not reported ("IBNR") which is based on past experience. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings currently. These reserves are established on an undiscounted basis and are reduced for estimates of salvage and subrogation.

   Deferred Acquisition Costs: Commissions and other costs that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Anticipated investment income is considered in determining recoverability of deferred acquisition costs.

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

   Property and Equipment: Property and equipment is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from 1 to 9 years. Ordinary maintenance and repairs are charged to income as incurred.

   Goodwill: The company amortizes goodwill on a straight-line basis over a period of 15 years.

   Reclassification: Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders' equity or net income during the period involved.

   Income Per Share: Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Weighted average common shares outstanding for each period are as follows: 1999-18,698,773, 1998-18,548,612, 1997-18,600,000. Diluted EPS is
calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares. Weighted average diluted shares outstanding for each period are as follows: 1999-20,202,061, 1998-18,548,612, 1997-19,053,000.

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A--Significant Accounting Policies (continued)

                                                       Year Ended December 31,
                                                      --------------------------
                                                       1999     1998      1997
                                                      ------- ---------  -------
                                                      (in thousands except per
                                                             share data)
BASIC NET INCOME PER SHARE:
 Weighted average common shares outstanding.........   18,699    18,549   18,600
 Net income (loss) available to common shareholders.  $22,892 $(141,184) $36,860
 Basic net income (loss) per share available to
  common shareholders...............................  $  1.22 $  (7.61)  $  1.98
DILUTED NET INCOME PER SHARE:
 Weighted average common shares outstanding.........   18,699    18,549   18,600
Net effect of assumed conversion of Preferred stock.    1,503        --       --
Net effect of the assumed exercise of stock options
 based on the treasury stock method using average
 market price for the year..........................       --        --      453
                                                      ------- ---------  -------
Total weighted average common shares and common
 stock equivalents outstanding......................   20,202    18,549   19,053
 Net income.........................................  $23,455 $(141,184) $36,860
 Diluted net income per share.......................  $  1.16 $   (7.61) $  1.93

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

   New Accounting Standard. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS
No. 133 requires all derivatives to be recorded on the balance sheet at fair value, In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. This statement defers the effective date of SFAS No. 133. As a result, SFAS No. 133 will not be effective for the Company, until the year 2001. The impact of the reporting requirements of SFAS No. 133 on the Company will depend on the nature and amount of derivative instruments the Company might have at date of implementation. The Company does not currently believe the impact will be material.

   In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to the recognition of revenues. The Company has evaluated the impact of the reporting requirements of SAB No. 101 and has determined that there will be no material impact on its consolidated results of operations, financial position or cash flows.

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note B--Asset Impairment

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

   As a result of this measurement, the unamortized goodwill attributable to the Shelby Acquisition was reduced by $74.5 million, of which $65.5 million was attributable to continuing operations and $9 million to discontinued operations.

Note C--Statutory Accounting and Regulation

   Insurance subsidiaries of Vesta are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). The most significant differences between GAAP and statutory accounting principles are as follows: (a) acquisition costs of obtaining new business are deferred and amortized over the policy period rather than charged to operations as incurred; (b) deferred income taxes are provided for temporary differences between financial and taxable earnings; (c) certain items are reported as assets (property and equipment, agents' balances, prepaid expenses) rather than being charged directly to surplus as nonadmitted items; (d) statutory accounting disallows reserve credits for reinsurance in certain circumstances; (e) bonds are recorded at their market values instead of amortized costs.

   A reconciliation of Vesta's insurance subsidiaries' reported statutory net income (loss) to Vesta's consolidated GAAP net income (loss) is as follows:

                                                  Year Ended December 31,
                                                ------------------------------
                                                  1999      1998       1997
                                                --------  ---------  ---------
      Statutory net income (loss).............. $ 67,234  $(107,074) $ (44,941)
      Accounting Irregularities(1).............       --      7,715         --
      Deferral of acquisition costs............   48,739    153,331    112,981
      Amortization of acquisition costs........  (99,237)  (164,600)  (105,209)
      Effects of retroactive reinsurance.......    6,573      7,097    (16,945)
      Differences in insurance policy
       liabilities.............................    9,429     14,910     13,177
      Reinsurance premium and loss accrual.....       --         --     46,785
      Deferred income taxes....................  (11,365)    39,293      2,732
      Income (loss) of non-insurance entities
       and other...............................    3,705    (10,751)    32,011
      Investment gains.........................      495         --        276
      Goodwill and other intangible
       amortization............................   (2,118)    (6,609)    (4,007)
      Loss on asset impairment.................       --    (74,496)        --
                                                --------  ---------  ---------
      GAAP net income (loss)................... $ 23,455  $(141,184) $  36,860
                                                ========  =========  =========

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C--Statutory Accounting and Regulation (continued)

   A reconciliation of Vesta's insurance subsidiaries' reported statutory stockholders' equity to Vesta's consolidated GAAP stockholders' equity is as follows:

                                                   Year Ended December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
     Statutory stockholder's equity...........  $ 271,986  $ 220,210  $ 317,875
     Deferred gain on retroactive reinsurance.     (3,275)    (9,848)   (16,945)
     Differences in insurance policy
      liabilities.............................      7,044     55,343     15,554
     Deferred policy acquisition costs........     40,357     90,855    102,124
     Deferred income taxes....................     13,489     19,090      7,310
     Nonadmitted assets.......................     13,689     22,131        297
     Goodwill and other intangible assets.....     24,914     24,394     96,141
     Net liabilities of non-insurance
      entities................................   (163,208)  (274,850)  (231,204)
     Unrealized gain (loss) on investments         (4,931)    10,702      6,184
                                                ---------  ---------  ---------
     GAAP stockholders' equity................  $ 200,065  $ 158,027  $ 297,336
                                                =========  =========  =========

--------
(1) In June 1998, the Company completed an internal investigation which resulted in a reduction of net income of approximately $13.6 million relating to the fourth quarter of 1997 and the first quarter of 1998. For GAAP purposes, the amounts relating to 1997 were corrected in 1997, while for statutory purposes, the amounts related to the fourth quarter of 1997 were recorded in the 1998 statutory reports as the 1997 statutory reports had been filed prior to such discovery.

   The excess, if any, of stockholders' equity of the insurance subsidiaries on a GAAP basis over that as reported on a statutory basis is not available for distribution to its stockholders without regulatory approval.

   The Company's insurance subsidiaries are subject to regulation by the insurance departments of states in which they are licensed and undergo examinations by those departments. The Alabama Department of Insurance ("ADOI") completed its examination of Vesta Fire's 1997 statutory report and issued its report on December 18, 1998. The ADOI completed a target examination on Vesta Fire's 1998 filing and issued its report on July 9, 1999. On November 30, 1999, Vesta Fire, Vesta Insurance Corporation and Sheffield Insurance Corporation and redomesticated from Alabama to Illinois and Shelby Casualty Insurance Company redomesticated from Indiana to Illinois for regulatory purposes.

   Restrictions on Dividends to Stockholders. The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The payment of dividends by Vesta Fire is subject to certain limitations imposed by the insurance laws of the State of Illinois. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Illinois and most other states that regulate Vesta Fire's operations permit dividends in any year which together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the statutory net income for the preceding year, with larger dividends payable only upon prior regulatory approval. Certain other extraordinary transactions between an insurance company and its affiliates, including sales, loans or investments which in any twelve-month period aggregate at least 3% of its admitted assets or 25% of its statutory capital and surplus, also are subject to prior approval by the Department of Insurance.

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note C--Statutory Accounting and Regulation (continued)

   Risk-Based Capital Requirements. The NAIC adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). Risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" ("ACL") of RBC. Based on calculations made by the Company, the Company exceeds RBC requirements.

Note D--Investment Operations

   Investment income is summarized as follows:

                                                     Year Ended December 31,
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
      Fixed maturities.............................. $24,215  $27,930  $23,876
      Equity securities.............................     135      422      248
      Short-term investments........................   9,885    9,323   12,763
                                                     -------  -------  -------
                                                      34,235   37,675   36,887
      Less investment expense.......................  (2,130)  (2,617)    (927)
                                                     -------  -------  -------
      Investment income............................. $32,105  $35,058  $35,960
      Investment income allocated to discontinued
       operations...................................  (5,198)  (6,196)  (4,000)
      Net investment income from
       continuing operations........................ $26,907  $28,862  $31,960
                                                     =======  =======  =======

   An analysis of gains (losses) from investments is as follows:

                                                     Year Ended December 31,
                                                     -------------------------
                                                       1999     1998     1997
                                                     --------  -------  ------
   Realized investment gains (losses) from:
    Fixed maturities................................ $   (250) $   159  $3,000
    Equity securities...............................    8,206    3,113     283
                                                     --------  -------  ------
                                                     $  7,956  $ 3,272  $3,283
                                                     --------  -------  ------
   Net change in unrealized investment gains
    (losses) on:
    Fixed maturities available for sale............. $(15,634) $ 4,060  $3,772
    Equity securities available for sale............   (3,199)  (6,531)  5,542
   Less: Applicable tax (benefit) expense ..........   (3,731)  (1,531)  3,927
                                                     --------  -------  ------
   Net change in unrealized gains (losses).......... $(15,102) $  (940) $5,387
                                                     ========  =======  ======

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D--Investment Operations (continued)

   A summary of fixed maturities and equity securities by amortized cost and estimated fair value at December 31, 1999 and 1998 is as follows:

                                        Cost or    Gross      Gross
                                       Amortized Unrealized Unrealized   Fair
1999:                                    Cost      Gains      Losses    Value
-----                                  --------- ---------- ---------- --------
Fixed maturities available for sale:
 United States Government............. $ 64,284   $   158    $ 1,073   $ 63,369
 States, municipalities and political
  subdivisions........................   36,651       241        586     36,306
 Foreign governments..................    3,594        --        129      3,465
 Corporate............................  157,310        34      5,226    152,118
 Mortgage-backed securities, GNMA
  collateral..........................   86,921        29      2,779     84,171
                                       --------   -------    -------   --------
  Total Fixed Maturities..............  348,760       462      9,793    339,429
Equity securities.....................    2,092        82        309      1,865
                                       --------   -------    -------   --------
  Total portfolio..................... $350,852   $   544    $10,102   $341,294
                                       ========   =======    =======   ========
1998:
-----
Fixed maturities available for sale:
 United States Government.............  $72,935   $ 2,509    $    28   $ 75,416
 States, municipalities and political
  subdivisions........................  124,358     3,386         --    127,744
 Foreign governments..................    3,619       128         30      3,717
 Corporate............................  157,831     3,931        180    161,582
 Mortgage-backed securities, GNMA
  collateral..........................   87,773     1,058         71     88,760
                                       --------   -------    -------   --------
  Total Fixed Maturities..............  446,516    11,012        309    457,219
Equity securities.....................   18,127     4,079      1,107     21,099
                                       --------   -------    -------   --------
  Total portfolio..................... $464,643   $15,091    $ 1,416   $478,318
                                       ========   =======    =======   ========

   A schedule of fixed maturities held for investment by contractual maturity at December 31, 1999 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

                                                              Cost or
                                                             Amortized   Fair
                                                               Cost     Value
                                                             --------- --------
     Due in one year or less................................ $ 36,276  $ 35,853
     Due from one to five years.............................  127,765   124,093
     Due from five to ten years.............................   79,372    77,078
     Due in ten years or more...............................   18,426    18,234
                                                             --------  --------
                                                             $261,839  $255,258
     Mortgage backed securities, including
      GNMA's and GNMA collateral............................   86,921    84,171
                                                             --------  --------
     Total.................................................. $348,760  $339,429
                                                             ========  ========

   Proceeds from the sale of equity securities were $22 million, $4 million and $2 million in 1999, 1998 and 1997, respectively. Gross gains realized on those sales were $8.2 million, $3.1 million and $.3 million in 1999, 1998 and 1997, respectively. Proceeds from sales, maturities and calls of fixed maturities were $294 million in 1999, $156 million in 1998 and $284 million in 1997. Gross gains realized on those sales were $1.7 million in 1999, $.2 million in 1998 and $3.4 million in 1997. Gross losses on those sales were $2 million in 1999, $.02 million in 1998 and $.3 million in 1997.

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E--Property and Equipment

   A summary of property and equipment used in the business is as follows:

                                                        December 31,   Estimated
                                                       ---------------  Useful
                                                        1999    1998     Lives
                                                       ------- ------- ---------
     Building and real estate......................... $15,664 $15,664  3-9 yrs
     Data processing equipment........................  11,818  20,874  3-5 yrs
     Furniture and office equipment...................   6,218   6,066  1-5 yrs
     Other............................................   6,780   6,408  1-5 yrs
                                                       ------- -------
                                                        40,480  49,012

     Accumulated Depreciation.........................  24,878  30,570
                                                       ------- -------
     Net Property and Equipment....................... $15,602 $18,442
                                                       ======= =======

   Depreciation expense on property and equipment used in the business was $4.3 million, $4.2 million, and $2.9 million each of the years 1999, 1998, 1997

Note F--Deferred Policy Acquisition Costs

   Deferred policy acquisition costs for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                   Year Ended December 31,
                                                 ------------------------------
                                                   1999      1998       1997
                                                 --------  ---------  ---------
     Balance at beginning of year..............  $ 90,855  $ 102,124  $  75,532
     Deferred policy acquisition costs acquired
      in acquisition of Shelby.................        --         --     18,820
     Deferred during period....................    48,739    153,331    112,981
     Amortized during period...................   (99,237)  (164,600)  (105,209)
                                                 --------  ---------  ---------
     Balance at end of year....................  $ 40,357  $  90,855  $ 102,124
                                                 ========  =========  =========

   Commissions comprise the majority of the additions to deferred policy acquisition costs in each year.

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note G--Reserves for Losses and Loss Adjustment Expenses

   The table below presents a reconciliation of beginning and ending loss and LAE reserves for the last three years:

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
   Gross Losses and LAE reserves at beginning
    of year..................................  $ 504,911  $ 596,797  $ 173,275
   Reinsurance Recoverable...................   (206,139)  (204,336)   (60,343)
                                               ---------  ---------  ---------
   Net Losses and LAE reserves at beginning
    of year..................................    298,772    392,461    112,932
   Increases (decreases) in provisions for
    losses and LAE for claims incurred:
    Current year.............................    268,931    396,091    311,089
    Prior year...............................    (22,167)      (769)   (12,451)

   Acquisition of Shelby.....................         --         --    300,315

   Losses and LAE payments for claims
    incurred:
    Current year.............................   (198,503)  (269,369)  (166,447)
    Prior year...............................   (178,883)  (219,642)  (152,977)
                                               ---------  ---------  ---------
   Net Losses and LAE reserves at end of
    year.....................................    168,150    298,772    392,461
   Reinsurance Recoverable...................    186,559    206,139    204,336
                                               ---------  ---------  ---------
   Gross loss and LAE Reserves...............  $ 354,709  $ 504,911  $ 596,797
                                               =========  =========  =========


   The favorable development of $22.2 million is primarily attributable to positive development on personal lines and on the run out of the assumed reinsurance lines, commutation gains and additional ceded recoveries.

Note H--Related Party Transactions

   Vesta leases office space from SG/SPU Property I, LLC, formerly Torchmark Development Corporation, which, until September 25, 1999 was a wholly owned subsidiary of Torchmark Corporation. Rent expense of $1.7 million, $1.2 million and $.7 million was charged to operations for the years ended December 31, 1999, 1998 and 1997, respectively, related to this lease agreement.

   Waddell & Reed Asset Management Company, ("WRAMCO"), provides investment advice and services to the Company and its subsidiaries in connection with the management of their respective portfolios pursuant to an Investment Services Agreement. The Company paid $.6 million, $.6 million and $.4 million in fees to WRAMCO pursuant to the Investment Services Agreement in 1999, 1998 and 1997, respectively. In 1999, the Company cancelled the Investment Services Agreement with WRAMCO.

   On September 13, 1993, Vesta Fire Insurance Corporation, a wholly owned subsidiary of the Company ("Vesta Fire"), and Liberty National Life Insurance Company ("Liberty National"), a wholly owned subsidiary of Torchmark, entered into a Marketing and Administrative Services Agreement, pursuant to which Vesta Fire marketed certain of its industrial fire insurance products through agents of Liberty National. Under this agreement, Liberty National pays to Vesta Fire an amount equal to all premiums collected by Liberty National after deducting all expenses incurred by Liberty National which are directly attributable to the industrial fire insurance products and after deducting a fee for administrative services. Such fee for 1999, 1998 and 1997 was $1 thousand, $.9 million and $1.4 million, respectively. This agreement was terminated effective April 30, 1995, and these products are no longer marketed through Liberty National agents.

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note I--Commitments and Contingencies

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

   Commencing in June 1998, Vesta and several of its current and former officers and directors were named in several purported class action lawsuits in the United States District Court for the Northern District of Alabama and in one purported class action lawsuit in the Circuit Court of Jefferson County, Alabama. Several of Vesta's officers and directors also have been named in a derivative action lawsuit in the Circuit Court of Jefferson County, Alabama, in which Vesta is a nominal defendant.

   The class action lawsuit filed in the Circuit Court of Jefferson County, Alabama has been dismissed and the derivative case has been placed on the administrative docket. The class actions filed in the United States District Court for the Northern District of Alabama have been consolidated into a single action in that district. The class representatives in that action have filed (a) a consolidated amended complaint alleging that the defendants violated the federal securities laws and (b) a motion for class certification, which was granted in 1999. The consolidated amended complaint also added as defendants Torchmark Corporation and the Company's predecessor auditors, KPMG LLP. The consolidated amended complaint alleges various violations of the federal securities law and seeks unspecified but potentially significant damages.

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

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I--Commitments and Contingencies (continued)

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

   The Company has purchased directors' and officers' liability insurance ("D&O insurance") for the purposes of covering among other things the costs incurred in connection with these indemnification obligations. For the period in which most of the claims against the Company and certain of its directors and officers were asserted, the Company had in place a primary D&O insurance policy providing $25 million in coverage and an excess D&O insurance policy covering for an additional $25 million in coverage. The issuer of the primary D&O insurance policy, Cincinnati, has attempted to avoid coverage as discussed above, and the Company is vigorously resisting its efforts to do so.

   Subsequent to the initiation of the class actions described above, the Company secured additional excess D&O insurance providing coverage for losses in excess of $50 million up to $110 million, or additional excess coverage of $60 million for the class actions. The Company paid for this additional excess policy in full in 1998.

   These matters are in their early stages and their ultimate outcome cannot be determined. Accordingly, the Company has not currently set aside any financial reserves relating to any of the above-referenced actions.

 Other Litigation and Arbitration

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

   As discussed above, the Company corrected its accounting for assumed reinsurance business through restatement of its previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under the Company's 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. The Company believes such treatment is appropriate under the terms of this treaty and has calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $54.4 million at December 31, 1999. The Company has collected approximately $48.5 million from significant reinsurers via the conversion of collateral on hand.

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note I--Commitments and Contingencies (continued)

   NRMA, one of the participants in the 20 percent whole account quota share treaty, has filed a lawsuit in the United States District Court for the Northern District of Alabama contesting the Company's claim and the validity of the treaty, and is seeking return of the $34.5 million. The Company has filed a demand for arbitration as provided for the treaty and has filed a motion to compel arbitration which was recently granted in a United States District Court action. The Company has filed for arbitration against the other two participants on the treaty and those arbitrations are in their early stages. While management believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in their early stages and their ultimate outcome cannot be determined at this time.

   A dispute has arisen with F&G Re (on behalf of USF&G) under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from the Company. During 1999 F&G Re filed for arbitration under those two treaties.

   While management believes its interpretation of the treaties' terms and computations based thereon are correct, this arbitration is in its early stages and its ultimate outcome cannot be determined at this time.

   On September 23, 1999, Torchmark Corporation, the Company's largest common stockholder, filed a lawsuit in the Circuit Court of Jefferson County, Alabama against the Company asserting breach of contract, conversion and breach of duty in connection with the Company's preparation and filing of a registration statement covering its shares in accordance with certain registration rights claimed by Torchmark. This claim seeks an injunction requiring a registration statement to be filed, as well as compensatory and punitive damages. This litigation is in its early stages, and management is unable to assess the damages that may be awarded, if any. However, management does not believe that such damages, if any, would materially and adversely affect the Company's financial position or result of operation.

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

   Under insurance guaranty fund laws, in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements.

   Leases: The Company leases office space for its home office and HIG under operating lease arrangements. These leases contain various renewal options and escalation clauses. Rental expense for operating leases was $2.1 million, $1.8 million, and $1.2 million, for the years ending December 31, 1999, 1998, and 1997, respectively. Future minimum rental commitments required under these leases are approximately $1.5 million per year.

   Concentrations of Credit Risk: Vesta maintains a highly-diversified investment portfolio with limited concentrations in any given region, industry, or economic characteristic. At December 31, 1999, the

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I--Commitments and Contingencies (continued)

investment portfolio consisted of securities of the U.S. government or U.S. government backed securities (13.1%); mortgage backed securities GNMA collateral (17.4%); investment grade corporate bonds (31.4%); cash and short-term investments (29.5%); securities of state and municipal governments (7.5%); securities of foreign governments (0.7%); and corporate common stocks (0.4%). Corporate equity and debt investments are made in a wide range of industries. All of Vesta's investments at year-end 1999 were rated investment grade.

Note J--Supplemental Disclosures for Cash Flow Statement

   The following table summarizes Vesta's non-cash investing and financing activities and amounts recorded for interest and income taxes paid.

                                                                 Year Ended
                                                                December 31,
                                                              ----------------
                                                              1999 1998  1997
                                                              ---- ---- ------
     Paid in capital from tax benefit of stock option
      exercises..............................................  --  $748 $2,574

   The following table summarizes certain amounts paid during the period:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
     Interest paid...................................... $10,174 $11,193 $15,113
     Income taxes paid.................................. $    -- $    -- $22,571

Note K--Reinsurance

   Vesta engages in reinsurance ceded transactions as part of its overall underwriting and risk management strategy. Vesta's reinsurance ceded programs include coverages which limit the amount of individual claims to a fixed amount or percentage and which limit the amount of claims related to catastrophes.

   The effect on premiums earned and losses and loss adjustment expenses incurred of reinsurance ceded transactions are as follows:

                                                       Year Ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      ------- -------- --------
     Reinsurance ceded:
      Premiums ceded................................. $91,759 $310,652 $300,799
      Losses and LAE recovered
       and recoverable............................... $97,758 $199,026 $345,780

   The amounts of reserves for unpaid losses and loss adjustment expenses and unearned premiums that Vesta would remain liable for should reinsuring companies be unable to meet their obligations are as follows:

                                                                 Year Ended
                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
     Losses and loss adjustment expense...................... $186,558 $206,139
     Retroactive Reinsurance Receivable......................    3,275    9,848
     Unearned premiums.......................................    3,512   49,916
                                                              -------- --------
                                                              $193,345 $265,903
                                                              ======== ========

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Vesta engages in assumed reinsurance transactions as part of its overall business strategy. The effect on premiums earned and losses and loss adjustment expenses of all assumed reinsurance transactions, including involuntary pools, are as follows:

                                                       Year Ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
     Premiums assumed................................ $116,678 $341,956 $495,063
     Losses and loss adjustment expenses assumed.....   69,348  230,497  333,488

   The effect of reinsurance on premiums written and earned, including premiums for discontinued operations is as follows:

                      1999                 1998                  1997
                ------------------  --------------------  --------------------
                Written    Earned    Written    Earned     Written    Earned
                --------  --------  ---------  ---------  ---------  ---------
Direct......... $300,545  $371,416  $ 471,404  $ 478,389  $ 330,624  $ 323,394
Assumed........    7,215   116,678    287,617    341,956    535,427    495,063
Ceded..........  (41,506)  (91,759)  (267,431)  (310,652)  (339,576)  (300,799)
                --------  --------  ---------  ---------  ---------  ---------
 Net premiums.. $266,254  $396,335  $ 491,590  $ 509,693  $ 526,475  $ 517,658
                ========  ========  =========  =========  =========  =========

Note L--Income Taxes

   Income tax expense (benefit) for the years ended December 31, 1999, 1998, and 1997 was allocated as follows:

                                                      1999      1998     1997
                                                     -------  --------  -------
Tax expense (benefit) from continuing operations...  $13,633  $(48,555) $21,257
Tax expense (benefit) from discontinued operations.   (1,208)   (8,689)   1,859
Deferrable Capital Securities......................   (3,075)   (3,076)  (2,719)
                                                     -------  --------  -------
                                                     $ 9,350  $(60,320) $20,397
                                                     =======  ========  =======

   Income tax expense (benefit) attributable to income from operations consists of:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      ------- --------  -------
     Current tax expense (benefit)................... $ 1,060 $(17,951) $25,848
     Deferred tax expense (benefit)..................  11,365  (39,293)  (2,732)
     Discontinued operations income benefit
      (expense)......................................   1,208    8,689   (1,859)
                                                      ------- --------  -------
      Total tax expense from continuing
       operations.................................... $13,633 $(48,555) $21,257
                                                      ======= ========  =======

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L--Income Taxes (continued)

   Vesta's effective income tax rate differed from the statutory income tax rate as follows:

                                           Year Ended December 31,
                                     ------------------------------------------
                                        1999           1998           1997
                                     ------------  -------------   ------------
                                     Amount    %    Amount    %    Amount    %
                                     -------  ---  --------  ---   -------  ---
     Statutory federal income tax
      rate.......................... $14,198   35% $(67,543) (35%) $22,759   35%
     Increases (reductions) in tax
      resulting from:
      Tax exempt investment income..  (2,204)  (5)   (2,246)  (2)   (2,019)  (2)
      State income tax..............      --   --        --   --       337   --
      Goodwill......................     188   .4    13,109    8
      Other.........................     243   .6      (564)  --     2,039    2
                                     -------  ---  --------  ---   -------  ---
                                     $12,425   31% $(57,244) (29%) $23,116   35%
                                     =======  ===  ========  ===   =======  ===

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities included in other liabilities at December 31, 1999 and 1998 are presented below:

                                                                 1999    1998
                                                                ------- -------
     Deferred tax assets:
      Unearned and advance premiums............................ $ 9,122 $20,312
      Discounted unpaid losses.................................   8,217  13,615
      Net operating loss/AMT credit carryforward...............  20,077  38,049
      Goodwill.................................................   7,140   7,983
      Retroactive Reinsurance..................................   1,146   3,447
      Deferred Compensation....................................     695     775
                                                                ------- -------
     Total deferred tax assets................................. $46,397 $84,181
                                                                ======= =======

                                                                1999     1998
                                                               -------  -------
     Deferred tax liabilities:
      Deferred acquisition costs.............................. $20,565  $35,335
      Contingent commissions..................................   2,002    4,005
      Unrealized gains........................................  (1,779)   6,446
      Fixed assets............................................   2,889    2,606
      Contingent receivables..................................   2,748    4,764
      Salvage and subrogation.................................     100      248
      Reinsurance Recoverables................................   5,958   10,982
      Other...................................................     425      705
                                                               -------  -------
     Total deferred tax liabilities........................... $32,908  $65,091
                                                               -------  -------
     Net deferred tax asset................................... $13,489  $19,090
                                                               =======  =======

   Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that the benefits of its deferred tax assets are realizable and accordingly, no valuation allowance has been recorded at December 31, 1999 and 1998. Net operating loss carryforwards expire in 2019.

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note M--Retirement Plans

   Vesta has a defined contribution retirement and savings plan and a supplemental executive retirement plan. These plans are fully funded at year-end 1999. Vesta's total cost for benefits under these plans was $.1 million for 1999, $.1 million for 1998 and $.7 million for 1997.

Note N--Segment Information

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

                          VESTA INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N--Segment Information (continued)

                                                   Year Ended December 31,
                                                --------------------------------
                                                  1999       1998        1997
                                                --------  ----------  ----------
Revenues
 Reinsurance Operations
  Net premiums earned.........................  $ 96,029  $  194,261  $  335,360
 Net investment income and realized
  gain/(loss).................................    10,659       9,136      17,976
                                                --------  ----------  ----------
  Total reinsurance...........................   106,688     203,397     353,336

Personal insurance operations
 Net premiums earned..........................   248,077     247,064     139,425
 Net investment income and realized
  gain/(loss).................................    24,204      22,998      17,267
 Other........................................     9,327       5,473       2,094
                                                --------  ----------  ----------
  Total personal..............................   281,608     275,535     158,786

Commercial insurance operations (discontinued)
 Net premiums earned..........................    52,230      68,368      42,873
 Net investment income and realized
  gain/(loss).................................     5,198       6,196       4,000
 Other........................................        --          --          --
                                                --------  ----------  ----------
  Total commercial (discontinued).............    57,428      74,564      46,873
                                                --------  ----------  ----------
  Total revenues..............................  $445,724  $  553,496  $  558,995
                                                ========  ==========  ==========

Total pretax income from operations
 Reinsurance Operations
 Underwriting gain (loss).....................  $  5,493  $  (70,028) $   38,788
 Net investment income and realized
  gain/(loss).................................    10,659       9,136      17,976
 Interest expense.............................     3,700       6,184       7,711
                                                --------  ----------  ----------
 Gain on sale of renewal rights...............    15,000          --          --
                                                --------  ----------  ----------
  Total reinsurance...........................    27,452     (67,076)     49,053
 Personal Operations
 Underwriting gain (loss).....................    (4,388)    (51,005)     (2,484)
 Net investment income and realized
  gain/(loss).................................    24,204      22,998      17,267
 Other income.................................     9,327       5,473       2,094
 Interest expense.............................     9,515       7,870       3,149
 Loss on asset impairment.....................        --      65,496          --
 Goodwill.....................................     2,118       5,177       3,065
                                                --------  ----------  ----------
  Total personal..............................    17,510    (101,077)     10,663
 Commercial Operations(discontinued)
 Underwriting gain (loss).....................    (8,646)    (20,590)      2,252
 Net investment income and realized
  gain/(loss).................................     5,198       6,196       4,000
 Other income.................................        --          --          --
 Loss on asset impairment.....................        --       9,000          --
 Interest expense.............................        --          --          --
 Goodwill.....................................        --       1,432         942
                                                --------  ----------  ----------
  Total commercial (discontinued).............    (3,448)    (24,826)      5,310
                                                --------  ----------  ----------
  Total pretax income (loss) from operations..  $ 41,514  $ (192,979) $   65,026
                                                ========  ==========  ==========

Total identifiable assets
 Reinsurance operations
 Investments and other assets.................  $ 84,741  $  240,022  $  681,273
 Deferred acquisition costs...................     7,453      47,662      52,742
 Personal operations
 Investments and other assets.................   636,505     803,283     580,809
 Deferred acquisition costs...................    31,362      35,465      38,772
 Commercial operations (discontinued)
 Investments and other assets.................   154,205     213,542     272,653
 Deferred acquisition costs...................     1,542       7,728      10,610
                                                --------  ----------  ----------
  Total assets................................  $915,809  $1,347,702  $1,636,859
                                                ========  ==========  ==========

   The Company has reclassed prior year's segment data to reflect the discontinuance of Commercial Lines. The reclasses reflect changes to the Company's allocation of investment income and operating expenses to present the Personal and Reinsurance segments on a continuing operations basis.

                                     55--1

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note O--Debt

   Long-term debt and deferrable capital securities at December 31, 1999 and 1998 consists of the following (in thousands):

                                                              1999      1998
                                                            --------  --------
     8.75% Senior Debentures, due July 15, 2025............ $100,000  $100,000
     12.5% Senior Notes, due December 30, 2006.............   44,082        --
      Less: debt issue cost................................   (2,206)   (1,698)
                                                            --------  --------
       Long-term debt...................................... $141,876  $ 98,302
                                                            ========  ========
     8.525% Deferrable Capital Securities, issued by
      Vesta Capital Trust I................................ $ 41,225  $100,000
                                                            ========  ========

   The 12.5% senior notes have one million warrants attached that become exercisable in the event that the notes are still outstanding on December 31, 2004. Based on the probability of exercise, Vesta's stock price at the date of issuance and other factors, the value of the warrants is immaterial to the financial statements.

   The Company's short-term debt outstanding at December 31, 1999 and 1998 as follows (in thousands):

                                                           Outstanding Available
                                                           ----------- ---------
     1999.................................................   $ 5,000    $10,000
     1998.................................................   $70,000    $     0

   The credit agreement related to the 1998 line of credit contains certain covenants that require, among other things, the Company to maintain a certain consolidated net worth, maintain a certain amount of earnings before interest and taxes available for the payment of interest and dividend expense, cause each insurance subsidiary to maintain a certain total adjusted statutory capital, and that limits the amount of indebtedness of the companies. As of December 31, 1998, the Company was not in compliance with all of its financial covenants.

   The Company's former banks agreed to amend the covenants and waive any event of default arising from non-compliance with the covenants as of December 31, 1998. The interest rate on the Amended Facility was the prime rate plus 1%, provided that from and after September 30, 1999 the rate increased to the prime rate plus 3% if the Company has not made permanent principal prepayments on the Amended Facility aggregating at least $25 million.

   The Amended Facility required the Company to make a closing principal prepayment of $15 million less transaction expenses the net amount of which reduces the obligation to make permanent principal payments aggregating
$25 million. The Amended Facility also provides for warrants equal to approximately 6.6% of the Company's outstanding shares being issued to the banks participating on the Amended Facility, which become exerciseable in the event the Company does not make $25 million of permanent principal prepayments on the facility by March 15, 2000. Based on its ability and intent to make the required principal payments, the Company assigned no value to the warrants. On September 30, 1999, the Company repaid the Amended Credit Facility and cancelled the warrants.

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note O--Debt (continued)

   As of December 31, 1999, the Company's credit facilities consisted of a $5 million unsecured line of credit and an additional $10 million line of credit, secured by a pledge of the management contract between our wholly owned management company, J. Gordon Gaines, Inc., and our operating insurance subsidiaries and carried an interest rate of the bank's prime rate.

   In 1997, our single purpose finance subsidiary, Vesta Capital Trust I, issued $100 million principal amount of its 8.525% Deferrable Interest Capital Securities. We have unconditionally guaranteed Vesta Capital Trust's obligation to make semi-annual distributions on these capital securities, and we have issued a debenture in a like amount to Vesta Capital Trust which requires us to make interest payments in the same amounts and at the same times as the distributions which are payable on these capital securities. The terms of the capital securities and the underlying debenture permit us to defer interest payments on the debentures, and, therefore, distributions on the capital securities, for up to ten years. We exercised this right of deferral with respect to the semi-annual payment originally due July 15, 1999. While we have elected to resume payment on these capital securities effective January 15, 2000, including all accrued amounts due since July 15, 1999, we may elect to defer payments again in the future. In the event we elect to defer such payments again in the future, we will not be permitted to pay any dividends on our common stock or other equity securities, including the preferred stock held by the Birmingham Investment Group, LLC. On December
30, 1999, the Company exchanged $44.1 million of 12.5% senior notes, due 2006 for $58.8 million of the Deferrable Capital Securities. The resulting after-tax gain of $9.5 million was recorded directly to retained earnings in accordance with EITF 86-32 "Early Extinguishment of a Subsidiary's Mandatorily Redeemable Preferred Stock". As of December 31, 1999, approximately
$41 million of these capital securities remained outstanding and carried a semi-annual distribution obligation of approximately $1.8 million.

 Covenants

   The Credit Agreements and indentures related to the Company's commercial credit facilities and long term debt described above contain various covenants which restrict the Company's ability to incur additional indebtedness, issue additional preferred stock, dispose of certain assets and pay dividends on its common stock in excess of $.15 per share on an annual basis. In addition, these agreements require Vesta to maintain certain minimum levels of consolidated net income, statutory consolidated net income and statutory surplus, which levels vary from quarter to quarter over the term of the credit agreement, and also require Vesta Fire's "total adjusted capital" to be at least 150% of the applicable "company action level" for Vesta Fire's risk based capital at any time. The Company's liability to comply with these covenants and financial tests may be affected by events beyond the Company's control, including economic, financial and industry conditions. Failure to comply with covenants may result in a default under the Company's credit agreements and/or indentures, and if any such default were not remedied within the applicable grace period, if any, the lenders under such agreements would be entitled to declare the amounts outstanding thereunder due and payable.

   The estimated fair value and carrying amounts of the Company's long term debt are as follows (in thousands):

                                                                 December 31,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
      Fair Value.............................................. $ 58,227 $ 84,151
      Carrying amount.........................................  183,101  198,302

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note P--Stock Options

   During 1995, the Financial Accounting Standards Board issued Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation
("SFAS 123"). The Statement defines a fair value based method of accounting for an employee stock option. It also allows an entity to continue using the intrinsic value based accounting method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has continued to use this method to account for its stock options. However, SFAS 123 requires entities electing to remain with the intrinsic method of accounting to provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as well as other disclosures about the Company's stock-based employee compensation plans. Information about the Company's stock option plans and the related required disclosures follow.

   Prior to completion of the Company's initial public offering, the Company's stockholders approved the Vesta Insurance Group, Inc. Long Term Incentive Plan ("Plan"), which provided for grants to the Company's executive officers of restricted stock, stock options, stock appreciation rights, and deferred stock awards, and in certain instances grants of options to directors. The Company's stockholders approved certain amendments to the Plan effective August 27, 1999 and May 16, 1995, including an amendment to increase the shares of the Company's common stock available for awards under the Plan to 2,221,998 shares and an amendment to delete the provision for the grant of options to non-employee directors. The Company's stockholders also approved the Vesta Insurance Group, Inc. Non-Employee Director Stock Plan ("Director Plan") effective May 16, 1995, which provides for grants to the Company's non-employee directors of stock options and restricted stock.

   Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively; risk-free interest rates of 6.22%, 5.16% and 5.75%; dividend yields of 1.67%, 0.44% and 0.27%; volatility factor of the expected market price of the Company's common stock of 67.02, 44.7, and 38.75; and a weighted-average expected life of the options of ten years for all years.

   The Company's actual and pro forma information follows (in thousands except for earnings per share information):

                                                      Year Ended December 31,
                                                     --------------------------
                                                      1999     1998      1997
                                                     ------- ---------  -------
     Net income:
      As reported................................... $22,892 $(141,184) $36,860
      Pro forma.....................................  22,261  (144,684)  33,576
     Basic net income per common share:
      As reported................................... $  1.22 $   (7.61) $  1.98
      Pro forma.....................................    1.19     (7.80)    1.81
     Diluted net income per common share:
      As reported................................... $  1.16 $   (7.61) $  1.93
      Pro forma.....................................    1.10 $   (7.80) $  1.76

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note P--Stock Options (continued)

   The following summary sets forth activity under the Plan for the years ended December 31:

                               1999              1998               1997
                         ----------------- ----------------- -------------------
                                 Weighted-         Weighted-           Weighted-
                                  Average           Average             Average
                                 Exercise          Exercise            Exercise
                         Options   Price   Options   Price    Options    Price
                         ------- --------- ------- --------- --------- ---------
Outstanding--beginning
 of the year............ 564,048  $24.40   937,451  $25.65   1,022,872  $20.38
Granted................. 431,500    4.58   101,500   21.30     135,085   51.64
Exercised...............     --      --    237,000   17.16     220,506   17.15
Forfeited............... 134,912   16.91   237,903   35.14         --      --
                         -------  ------   -------  ------   ---------  ------
Outstanding--end of the
 year................... 860,636  $15.64   564,048  $24.43     937,451  $25.65
                         =======  ======   =======  ======   =========  ======
Weighted-average fair
 value of options
 granted during the
 year................... $  2.92           $ 12.56           $   36.89

   Of the 860,636 outstanding options at December 31, 1999, 585,636 were exercisable. Of the remaining 275,000 shares, 50% will vest in 2003 and 50% in 2004. Exercise prices for options outstanding as of December 31, 1999 ranged from $4.44 to $59.19.

   The following table shows expiration dates and the weighted average exercise price for all outstanding options at December 31, 1999.

                                                                Weighted Average
      Expiration Date                          Number of Shares  Exercise Price
      ---------------                          ---------------- ----------------
        2003..................................      90,917           16.14
        2004..................................      22,500           15.25
        2005..................................      80,418           20.98
        2006..................................      55,700           31.17
        2007..................................      69,798           37.15
        2008..................................     109,803           33.28
        2009..................................     431,500            4.58

   At December 31, 1999, the Company had issued 249,307 shares of restricted stock. 74,307 shares have been issued to officers of the Company in exchange for promissory notes. The common stock is being held by the Company for security for the repayment of the notes. The balance of the notes at December 31, 1999 and 1998, respectively, was $1.8 million and $2.1 million. The promissory notes are shown as deductions from stockholders' equity.

   The restrictions on the remaining 175,000 shares expire in 2003 and 2004.

                          VESTA INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note Q--Quarterly Financial Information (Unaudited)

   The following is a summary of quarterly financial data, in thousands except per share data:

                                                Three Months Ended
                                   -----------------------------------------------
                                   March 31,  June 30,  September 30, December 31,
                                     1999       1999        1999          1999
                                   ---------  --------  ------------- ------------
Gross premiums written...........  $ 59,609   $84,462      $64,875      $53,260
Net premiums written.............    43,641    81,011       72,425       45,785
Premiums earned..................   105,604    83,745       87,782       66,975
Net investment income............     6,564     6,159        6,338        7,846
Operating costs and expenses.....   113,224    88,134       88,185       68,790
Net income (loss) from continuing
 operations......................     9,123     5,376        7,977        3,221
Preferred stock dividend.........       --        --           --           563
Net income (loss) from
 discontinued operations.........      (330)     (873)      (2,947)       1,908
Net income available to
 stockholders....................  $  8,793   $ 4,503      $ 5,030      $ 4,566
Diluted per share data:
Net income from continuing
 operations......................       .49       .29          .43          .06
Net income from discontinued
 operations......................      (.02)     (.05)        (.16)         .12
Net income from available
 stockholders....................       .47       .24          .27          .18
Stockholder's equity per share...      8.81      8.60        10.13        10.63
Cash dividends per share.........       .04       --           --           --

                                              Three Months Ended
                                 -----------------------------------------------
                                 March 31,  June 30,  September 30, December 31,
                                   1998       1998        1998          1998
                                 ---------  --------  ------------- ------------
Gross premiums written.......... $196,359   $220,529    $ 82,123     $ 135,600
Net premiums written............  115,294    153,381      34,694       119,200
Premiums earned.................  120,875    147,812      47,802       124,836
Net investment income...........    7,631      7,461       6,784        10,258
Operating costs and expenses....  129,995    174,854      83,473       193,267
Loss on asset impairment........      --         --          --        (65,496)
Net income (loss) from
 continuing operations..........   (1,577)   (12,461)    (21,465)      (89,544)
Net income (loss) from
 discontinued operations........    3,648     (4,726)     (3,306)      (11,753)
Net income available to
 shareholders...................   $2,071   $(17,185)   $(24,773)    $(101,297)
Diluted per share data:
Net income from continuing
 operations.....................     (.09)      (.68)      (1.16)        (4.82)
Net income from discontinued
 operations.....................      .20       (.25)       (.18)         (.63)
Net income available to
 stockholders...................      .11       (.93)      (1.34)        (5.45)
Stockholder's equity per share..    16.73      15.72       14.63          8.47
Cash dividends per share........     0.04       0.04        0.04          0.04

   As discussed in Note S, the Company discontinued its commercial operations effective in the fourth quarter of 1999. Quarters prior to such effective rates have been reclassified in accordance with Accounting Principal Board Opinion No. 30 (APB 30) for presentation of discontinued operations.

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note R--Reinsurance assumed

   On March 24, 1999 the Company sold its reinsurance assumed business with the exception of the homeowner's reinsurance business that is currently being converted to primary operations. The Company received $15 million in exchange for its commitment to (a) enter into a 100% quota share treaty, effective January 1, 1999 for all business written on or after that date; b) use its best efforts to novate to the purchaser or renew on the purchaser's paper, all assumed treaties except those currently being converted to primary business and; (c) facilitate the hiring by the purchaser of several of the Company's reinsurance employees. The Company is exiting the reinsurance assumed business with this transaction and continued conversion or commutation and termination of the other assumed reinsurance business.

   The Company acquired a block of personal lines of business from CIGNA on December 31, 1997 via a 100% quota share reinsurance contract and entered into an agreement whereby CIGNA would use its best efforts to renew the business on Company paper as expeditiously as possible. The Company continues to convert this business to its paper as state rate approvals are obtained and renewal dates are reached. The results of this business are reported in the Reinsurance Segment until renewals are made onto Company paper, at which time such policies become reported in the Personal Lines Segment.

   In connection with the above acquisition, the Company agreed to compensate the Seller with an initial ceding commission of $18 million, $9 million of which represented value of business acquired and quarterly commissions through conversion. A portion of these quarterly commissions represents additional payments for the renewal rights to the business. Such amounts, representing initial and additional purchase price, have been capitalized as value of business acquired, included in goodwill and other intangibles, herein and are amortized over the estimated retention of such business. The Company changed its estimate of such retention in the third quarter of 1999, resulting in a $3.4 million net income improvement for the year ended December 31, 1999 as compared to results which would have been reported under previous estimates.

Note S--Discontinued operations

   In 1999, the Company elected to exit all commercial lines programs by not accepting new commercial policy applications and non renewing existing in-force policies at their renewal dates. In November of 1999 the Company received final regulatory approval to non renew its commercial lines policies from all of the states in which the Company wrote commercial lines. Such approval represented the measurement date for treatment of the commercial segment as a discontinued operation under APB 30. Therefore, the commercial operations have been segregated from continuing operations herein for all periods presented. The Company will continue to earn premium and incur losses on policies which were in-force through November 1999. Operating results of commercial lines were as follows:

                                                       1999      1998     1997
                                                      -------  --------  -------
   Net premium earned...............................  $52,230  $ 68,368  $42,873
                                                      =======  ========  =======
   Income (loss) from discontinued operations before
    tax.............................................   (3,450)  (24,826)   5,310
   Income tax expense (benefit).....................   (1,208)   (8,689)   1,859
                                                      -------  --------  -------
   Income (loss) from discontinued operations.......  $(2,242) $(16,137) $ 3,451
                                                      =======  ========  =======
    Basic net income (loss) from discontinued
     operations
     per common share...............................     (.12)     (.87)     .19
    Diluted net income (loss) from discontinued
     operations
     per common share...............................     (.11)     (.87)     .18

                          VESTA INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note S--Discontinued operations (continued)

   Assets and liabilities of the commercial lines are primarily comprised of the following at December 31, 1999:

                                                                1999     1998
                                                              -------- --------
   Investments and other assets.............................. $154,205 $213,542
   Deferred acquisition costs................................    1,542    7,728
   Reserves for loss, LAE and unearned premium...............  155,747  221,270

Note T--Subsequent Events

   Subsequent to December 31, 1999, the Company repaid the outstanding $5 million on the revolving line of credit and cancelled the related credit agreement effective February 29, 2000.

   On March 3, 2000, the Company established a revolving credit facility which consists of a $7.5 million unsecured line which bears interest at prime plus
 .23% and an additional $7.5 million line, secured by a pledge of the management contract between our wholly owned management company, J. Gordon Gaines, Inc. and our operating subsidiaries.

Note U--Sale of Convertible Preferred Stock

   On September 30, 1999, the Company raised $25.1 million from placement of its Series A Convertible Preferred Stock. 2,950,000 shares of the Company's preferred stock were issued at $8.50 per share. Each share of the preferred stock is convertible into two shares of the Company's common stock. Dividends are cumulative at a 9% rate compounded semi-annually. The preferred stock will automatically be converted into shares of common stock of the Company at the date the common stock achieves an average closing price of $8.00 per share for twenty consecutive trading days. The preferred stock can also be converted at any time at the election of the preferred stockholders and must be converted at the end of fifteen years. The preferred stockholders have a liquidation preference senior to common stock, have voting rights of 5.9 million shares of common stock, and have the right to elect 3 members of the Board of Directors.

                                   PART III

            Item 10. Directors and Executive Officers of Registrant

   Information required by this item is incorporated by reference from the sections entitled "Election of Directors," "Profiles of Directors and Nominees," "Profiles of Executive Officers who are not directors" and "Compensation and Other Transactions with Executive Officers and Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held May , 2000 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission prior to May 1, 1999.

                        Item 11. Executive Compensation

   Information required by this item is incorporated by reference from the section entitled "Compensation and Other Transactions with Executive Officers and Directors" in the Proxy Statement.

    Item 12. Security Ownership of Certain Beneficial Owners and Management

    (a) Security ownership of certain beneficial owners:

     Information required by this item is incorporated by reference from the section entitled "Principal Stockholders" in the Proxy Statement.

    (b) Security ownership of management:

     Information required by this item is incorporated by reference from the section entitled "Stock Ownership" in the Proxy Statement.

    (c) Changes in control:

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

                                    PART IV

   Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) Index of documents filed as a part of this report:

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
(1) Financial Statements:

Vesta Insurance Group, Inc.

 Report of Independent Accountants....................................     42

 Independent Auditors' Report.........................................     30

 Consolidated Balance Sheets at December 31, 1999 and 1998............     31

 Consolidated Statements of Operations for each of the years in the three-year period
  ended December 31, 1999.............................................     32

 Consolidated Statements of Stockholders' Equity for each of the years in the three-year
  period ended December 31, 1999......................................     33

 Consolidated Statements of Cash Flow for each of the years in the three-year period
  ended December 31, 1999.............................................     34

 Notes to Consolidated Financial Statements...........................     35

(2) Schedules Supporting Financial Statements for the three years ended December 31,
  1999:

II.Condensed Financial Information of Registrant (Parent Company).....     78

III.Supplemental Insurance Information (Consolidated).................     81
IV.Reinsurance (Consolidated).........................................     83

V.Valuation and Qualifying Accounts (Consolidated)....................     84

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

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                 EXHIBITS INDEX

 Exhibit No.                          Description
 -----------                          -----------
  3.1        Restated Certificate of Incorporation of the Company, dated
             September 1, 1993 (filed as an exhibit to the Company's Form
             10-Q for the quarter ended June 30, 1998, filed on June 16,
             1998 and incorporated herein by reference (File No. 1-
             12338))

  3.2        By-Laws of the Company (Amended and Restated as of October
             1, 1993) (filed as an exhibit to Amendment No. 1 to the
             Registration Statement on Form S-1 (Registration No. 33-
             68114) of Vesta Insurance Group, Inc., filed on October 18,
             1993 and incorporated herein by reference (File No. 1-
             12338))

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


 Exhibit
   No.                              Description
 -------                            -----------
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

 10.12* The Company's Non-Employee Director Stock Plan (filed as an exhibit to the Company's 10-Q for the quarter ended June 30, 1995, filed on August 14, 1995 and incorporated herein by reference (File No. 1-12338))

 10.13   Employment Agreement between the registrant and Norman W. Gayle,
         III, dated as of September 30, 1999. (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 333-90473) of Vesta Insurance Group, Inc., filed on November 5, 1999 and incorporated herein by reference.)

 10.14 Employment Agreement between the registrant and James E. Tait, dated as of September 30, 1999. (filed as an exhibit to the Registration Statement on Form S-1 (registration No. 333-90473) of Vesta Insurance Group, Inc., filed on November 5, 1999 and incorporated herein by reference.)

 10.15   Employment Agreement between the registrant and Donald W.
         Thornton, dated as of September 30, 1999. (filed as an exhibit to the Registration Statement on Form S-1 (Registration
         No. 333-90473) of Vesta Insurance Group, Inc., filed on
         November 5, 1999 and incorporated herein by reference.)

 10.16   Vesta Insurance Group, Inc. Executive Officer Incentive
         Compensation Plan. (filed as an exhibit to the Registration
         Statement on Form S-1 (Registration No. 333-90473) of Vesta
         Insurance Group, Inc., filed on November 5, 1999 and incorporated herein by reference.)

 10.17   Office Lease between the Company and Torchmark Development
         Corporation, dated as of April 20, 1992 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference
         (File No. 1-12338))


 Exhibit No.                          Description
 -----------                          -----------
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

 10.19       Commercial/Personal Property Risk Excess Reinsurance
             Contracts, dated July 1, 1993, constituting the Company's
             Direct Per Risk Treaty Program, between Vesta Fire Insurance
             Corporation and its subsidiary and affiliated companies and various reinsurers (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No.
             33-68114) of Vesta Insurance Group, Inc., filed on October
             18, 1993 and incorporated herein by reference (File No. 1-
             12338)) Renewed July 1, 1997.

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

 10.22       Amendment to Catastrophe Reinsurance Contracts, dated July
             1, 1995, constituting the Company's Direct Property
             Catastrophe Program, between Vesta Fire Insurance
             Corporation, Vesta Insurance Corporation, Sheffield
             Insurance Corporation, Vesta Lloyds Insurance Company,
             Hawaiian Insurance & Guaranty Company, Limited and various reinsurers. (Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1995, filed on November
             14, 1995 and incorporated herein by reference (File No. 1-
             12338)). Renewed July 1, 1997

 10.23       Amendment to Catastrophe Reinsurance Contracts, dated
             January 1, 1996, constituting the Company's Direct Property
             Catastrophe Program, between Vesta Fire Insurance
             Corporation, Vesta Insurance Corporation, Sheffield
             Insurance Corporation, Vesta Lloyds Insurance Company,
             Hawaiian Insurance & Guaranty Company, Limited and various reinsurers (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-
             12338)). Renewed January 1, 1997

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


 Exhibit No.                          Description
 -----------                          -----------
 10.26       Stock Purchase Agreement between Anthem Casualty Insurance
             Group, Inc., and Vesta Insurance Group, Inc., dated April
             23, 1997 (filed as an exhibit to the Company's Form 10-Q for the year ended September 30, 1997, filed on November 13,
             1997 and incorporated herein by reference (File No. 1-
             12338))


 10.27       Business Transfer and Management Agreement between Vesta
             Fire Insurance Corporation and its affiliated companies and CIGNA Property and Casualty Insurance Company and its affiliated companies, dated January 28, 1998 (filed as an exhibit to the Company's Form 10-K for the year ended
             December 31, 1997, filed on March 27, 1998 and incorporated herein by reference (File No. 1-12338))

 10.28       Agreement for Data Processing Services between Shelby
             Insurance Company and Policy Management Systems Corporation,
             dated January 1, 1998 (filed as an exhibit to the Company's
             Form 10-Q for the period from June 30, 1998, filed on August
             20, 1998 and incorporated herein by reference (File No. 1-
             12338))

 10.29       Agreement by and among Hartford Fire Insurance Company, J.
             Gordon Gaines, Inc. and Vesta Fire Insurance Corporation
             (filed as Exhibit 2.1 to the Company's Form 8-K filed April
             12, 1999)

 10.30 Convertible Preferred Stock Purchase Agreement by and between Vesta Insurance Group, Inc. and Birmingham
             Investment Group, LLC (filed as Exhibit 10.1 to the
             Company's Form 8-K filed on July 2, 1999)

 10.31       Acquisition Agreement between Vesta Insurance Group, Inc.,
             Vesta Management Corporation of Texas, Inc. and Employers'
             Reinsurance Corporation (filed as Exhibit 10.2 to the
             Company's Form 8-K filed on July 2, 1999)

 11          Statement regarding computation of earnings

 21          List of subsidiaries

 23.1+       Consent of KPMG LLP

 23.2+       Consent of PricewaterhouseCoopers LLP

 99.1+       Risk Factors

--------
  *These are the Company's compensatory plans.
  +Filed herewith.

Exhibit 11. Statement re computation of per share earnings

                          VESTA INSURANCE GROUP, INC.
                       COMPUTATION OF EARNINGS PER SHARE


                                                      Year Ended December 31,
                                                     --------------------------
                                                      1999     1998      1997
                                                     ------- ---------  -------
                                                     (In thousands except per
                                                            share data)
BASIC EARNINGS PER SHARE:
 Weighted average common shares outstanding.........  18,699    18,549   18,600
 Income available to common shareholders............ $22,892 $(141,184) $36,860
 Basic earnings per share........................... $  1.22 $   (7.61) $  1.98
DILUTED EARNINGS PER SHARE:
 Weighted average common shares outstanding.........  18,699    18,549   18,600
 Conversion of preferred stock......................   1,503
 Net effect of the assumed exercise of stock options
  and nonvested restricted stock--based on the
  treasury stock method using average market price
  for the year......................................     --        --       453
                                                     ------- ---------  -------
 Total weighted average common shares and common
  stock equivalents outstanding.....................  20,202    18,549   19,053
 Net income......................................... $23,455 $(141,184) $36,860
 Diluted earnings per share......................... $  1.16 $   (7.61) $  1.93
                                                     ======= =========  =======


Exhibit 21. Subsidiaries of the Registrant

   The following table lists subsidiaries of the registrant which meet the definition of "significant subsidiary" according to Regulation S-X:

                                                            Name Under Which
             Company           State of Incorporation     Company Does Business
             -------           ----------------------     ---------------------
           Vesta Fire                 Illinois                 Vesta Fire
      Insurance Corporation                               Insurance Corporation

   All other exhibits required by Regulation S-K are listed as to location in the Exhibits Index on pages 64 through 67 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

                          VESTA INSURANCE GROUP, INC.
                                (PARENT COMPANY)
                     SCHEDULE II--CONDENSED BALANCE SHEETS

                                                             At December 31,
                                                            ------------------
                                                              1997      1998
                                                            --------  --------
Assets
  Assets Investment in affiliates.......................... $425,387  $430,910
  Short-term investments...................................    3,584     4,791
                                                            --------  --------
    Total investments......................................  428,971   435,701

  Cash.....................................................       --    10,523
  Other assets.............................................    4,045    11,179
                                                            --------  --------
    Total assets........................................... $433,016  $457,403
                                                            ========  ========

Liabilities Other liabilities
  Other liabilities........................................ $ 41,202  $ 27,981
  Long term debt...........................................  191,749   271,395
                                                            --------  --------
    Total liabilities......................................  232,951   299,376

Stockholders' equity
  Preferred stock $.01 par value, 5,000,000 shares
   authorized, issued: 1999--2,950,000; 1998--0............       30        --
  Common stock, $.01 par value, 32,000,000 shares
   authorized, issued: 1999--18,964,322 shares; 1998--
   18,964,322 shares.......................................      190       190
  Additional paid-in capital...............................  179,046   156,465
  Other comprehensive income, net of applicable taxes......   (6,213)    8,889
  Retained earnings........................................   41,862    10,120
  Receivable from issuance of restricted stock.............   (1,802)   (2,045)
  Treasury stock...........................................  (13,048)  (15,592)
                                                            --------  --------
    Total stockholders' equity.............................  200,065   158,027
                                                            --------  --------
    Total liabilities and stockholders' equity............. $433,016  $457,403
                                                            ========  ========

                          VESTA INSURANCE GROUP, INC.
                                (PARENT COMPANY)
                SCHEDULE II--CONDENSED STATEMENTS OF OPERATIONS

                                             For the Year Ended December 31,
                                             ----------------------------------
                                                1999        1998       1997
                                             ----------  ----------  ----------
Revenues:
 Net other income (loss).................... $   (4,109) $    8,457  $  (5,224)
                                             ----------  ----------  ---------
Expenses:
 Interest expenses..........................     18,080      22,579     10,901
 Operating expenses.........................      2,724       2,384    (10,327)
                                             ----------  ----------  ---------
   Total expenses...........................     20,804      24,963        574
                                             ----------  ----------  ---------

Net loss before income tax and equity
 in earnings of affiliates..................   (24,913)    (16,506)    (5,798)
Income tax benefit..........................      8,720       5,698      1,932
                                             ----------  ----------  ---------
Income before equity in earnings of
 affiliates.................................    (16,193)    (10,808)    (3,866)
Equity in earnings of affiliates............     39,648    (130,376)    40,726
                                             ----------  ----------  ---------
Net income (loss)........................... $   23,455  $ (141,184) $  36,860
                                             ==========  ==========  =========

                          VESTA INSURANCE GROUP, INC.
                                (PARENT COMPANY)
                SCHEDULE II--CONDENSED STATEMENTS OF CASH FLOWS

                                            For the Year Ended December 31,
                                           -----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  -----------
Cash provided from operations............. $   29,002  $    6,526  $    48,163

Cash used in investing activities:
 Contribution to investments in
  affiliates..............................         --     (25,000)    (154,616)
 Net (increase) decrease in short-term
  investments.............................      1,207       2,224          (35)
                                           ----------  ----------  -----------
Cash provided by (used) in investing
 activities...............................      1,207     (22,776)    (154,651)
Cash (used in) provided from financing
 activities:
 Dividends paid...........................       (698)     (2,770)      (2,797)
 Acquisition of treasury stock............         --          --      (21,164)
 Issuance of treasury stock...............         --          --        6,302
 Preferred Stock issuance.................     25,075          --           --
 Capital Contributions from exercising
  stock options...........................        324       4,836          828
 Issuance(retirement) of debt and
  deferrable capital securities...........    (65,507)     24,700      123,321
                                           ----------  ----------  -----------
Cash (used in) provided from financing
 activities...............................    (40,806)     26,766      106,490
Net increase (decrease) in cash...........    (10,597)     10,516            2
Cash balance at beginning of period.......     10,523           7            5
                                           ----------  ----------  -----------
Cash balance at end of period............. $      (74) $   10,523  $         7
                                           ==========  ==========  ===========

                          VESTA INSURANCE GROUP, INC.
        SCHEDULE III--SUPPLEMENTAL INSURANCE INFORMATION (CONSOLIDATED)
                        As of December 31, 1999 and 1998

                                                          Reserves for
                                               Deferred   Unpaid Claims
                                                Policy      and Claim
                                              Acquisition  Adjustment   Unearned
                                                 Costs      Expenses    Premiums
                                              ----------- ------------- --------
As of December 31, 1999:
 Reinsurance.................................   $ 7,453     $ 62,188    $ 30,007
 Commercial..................................     1,542      150,018       5,729
 Personal....................................    31,362      142,503      97,293
                                                -------     --------    --------
                                                $40,357     $354,709    $133,029
                                                =======     ========    ========

As of December 31, 1998
 Reinsurance.................................   $47,662     $148,021    $139,663
 Commercial..................................     7,728      178,511      42,759
 Personal....................................    35,465      178,379     127,093
                                                -------     --------    --------
                                                $90,855     $504,911    $309,515
                                                =======     ========    ========

              For the Years Ended December 31, 1999, 1998 and 1997
                         (Dollar amounts in thousands)

                                              Claim and
                                                Claim
                            Net       Net     Adjustment Amortization   Other     Net
                           Earned  Investment  Expenses       of      Operating Premium
                          Premium    Income    Incurred      DAC      Expenses  Written
                          -------- ---------- ---------- ------------ --------- --------
As of December 31, 1999:
 Reinsurance............  $ 96,029  $ 8,272    $ 46,687    $ 41,348    $ 2,500  $ 15,055
 Commercial.............    52,230    5,198      35,062      10,497     15,317    23,392
 Personal...............   248,076   18,635     165,014      47,392     40,059   227,807
                          --------  -------    --------    --------    -------  --------
                          $396,335  $32,105    $246,763    $ 99,237    $57,876  $266,254
                          ========  =======    ========    ========    =======  ========
As of December 31, 1998:
 Reinsurance............  $194,261  $12,846    $175,633    $ 77,706    $20,838  $157,728
 Commercial.............    68,368    7,827      54,712      24,717      6,461    69,022
 Personal...............   247,064   14,385     164,977      62,177     51,595   264,840
                          --------  -------    --------    --------    -------  --------
                          $509,693  $35,058    $395,322    $164,600    $78,894  $491,590
                          ========  =======    ========    ========    =======  ========
As of December 31, 1997:
 Reinsurance............  $335,360  $17,023    $193,473    $ 65,725    $51,377  $351,811
 Commercial.............    42,873    6,565      16,812      12,088      4,545    33,499
 Personal...............   139,425   12,372      88,353      27,396     19,333   141,165
                          --------  -------    --------    --------    -------  --------
                          $517,658  $35,960    $298,638    $105,209    $75,255  $526,475
                          ========  =======    ========    ========    =======  ========

                          VESTA INSURANCE GROUP, INC.
                      SCHEDULE IV--REINSURANCE (CONSOLIDATED)
              For the Years Ended December 31, 1999, 1998 and 1997

                                                 Assumed
                               Gross  Ceded to    from            Percentage of
                              Direct    Other     Other     Net   Amount Assumed
Premiums Earned               Amount  Companies Companies Amount      to Net
---------------               ------- --------- --------- ------- --------------
1999......................... 371,416   91,759   116,678  396,335      29.5%
1998......................... 478,389  310,652   341,956  509,693      67.1%
1997......................... 323,394  300,799   495,063  517,658      95.6%

                          VESTA INSURANCE GROUP, INC.
           SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED) For the Years Ended December 31, 1999, 1998 and 1997

                                      Balance   Additions              Balance
                                        at       Charged               at End
                                     Beginning to Costs and              of
Description                          of Period   Expenses   Deductions Period
-----------                          --------- ------------ ---------- -------
Allowance for premiums in course of
 collection:
 1999...............................  14,212       1,550      13,350    2,412
 1998...............................     654      13,688         130   14,212
 1997...............................      70         797         213      654

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed on its behalf by the has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Birmingham, State of Alabama, on March 23, 2000.

                                          VESTA INSURANCE GROUP, INC.

                                               /s/ Norman W. Gayle, III
                                          By___________________________________
                                                   Norman W. Gayle, III
                                             Its President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                              Title                        Date
             ---------                              -----                        ----
    /s/ Norman W. Gayle, III
------------------------------------
        Norman W. Gayle, III         Director, President and                March 23, 2000
                                      Chief Executive Officer
                                      (Principal Executive Officer)
       /s/ James E. Tait
------------------------------------
           James E. Tait             Director, Executive Vice President     March 23, 2000
                                      and Chief Financial Officer
                                      (Principal Financial Officer)
     /s/ William P. Cronin
------------------------------------
         William P. Cronin           Senior Vice President, Controller      March 23, 2000
                                      (Principal Accounting Officer)
 /s/ Robert B. D. Batlivala, PhD.
------------------------------------
    Robert B. D. Batlivala, PhD.     Director                               March 23, 2000

    /s/ Walter M. Beale, Jr.
------------------------------------
        Walter M. Beale, Jr.         Director                               March 23, 2000

     /s/ Ehney A. Camp, III
------------------------------------
         Ehney A. Camp, III          Director                               March 23, 2000

     /s/ Clifford F. Palmer
------------------------------------
         Clifford F. Palmer          Director                               March 23, 2000

      /s/ Stephen R. Windom
------------------------------------
         Stephen R. Windom           Director                               March 23, 2000

      /s/ Larry D. Striplin
------------------------------------
         Larry D. Striplin           Director                               March 23, 2000

       /s/ James A. Taylor
------------------------------------
          James A. Taylor            Director                               March 23, 2000
