Form 10-Q
period 2000-03-31
VESTA INSURANCE GROUP INC
filed 2000-05-15
CIK 911576

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________to_______________________

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes    No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      The number of shares outstanding of the registrant's common stock,
                      $.01 par value, as of May 10, 2000
                                  18,825,832

                          VESTA INSURANCE GROUP, INC.

                                     Index


                                                                           Page
                                                                           ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements:

             Consolidated Balance Sheets at March 31, 2000 and
             December 31, 1999  ...........................................  1

             Consolidated Statements of Income and Comprehensive
             Income for the Three Months Ended March 31, 2000 and 1999  ...  2

             Consolidated Statements of Cash Flow for the Three Months
             Ended March 31, 2000 and 1999  ...............................  3

             Notes to Consolidated Financial Statements  ..................  4

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations  .........................  8

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings  ........................................... 14

Item 2.      Changes in Securities  ....................................... 15

Item 3.      Defaults Upon Senior Securities  ............................. 16

Item 4.      Submission of Matters to a Vote of Security Holders  ......... 16

Item 5.      Other Information  ........................................... 16

Item 6.      Exhibits and Reports on Form 8-K  ............................ 17

                                     PART I
                          Item 1. Financial Statements
                          VESTA INSURANCE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except share and per share data)

                                                                                            March 31      December 31,
                                                                                              2000            1999
                                                                                           -----------    ------------
                                                                                           (Unaudited)
Assets:
  Investments:
    Fixed maturities available for sale--at fair value (cost: 2000--$320,345;
     1999--$348,760......................................................................   $313,369        $339,429
    Equity securities--at fair value: (cost: 2000--$2,092; 1999--$2,092).................      1,671           1,865
    Short-term investments  .............................................................     78,258         125,026
                                                                                            --------        --------
    Total investments  ..................................................................    393,298         466,320
  Cash...................................................................................     13,580          17,677
  Accrued investment income  ............................................................      7,580           5,460
  Premiums in course of collection (net of allowances for losses of $2,469 in 2000
     and $2,412 in 1999)  ...............................................................     32,572          41,206
  Reinsurance balances receivable  ......................................................    189,078         193,345
  Reinsurance recoverable on paid losses  ...............................................     74,546          77,925
  Deferred policy acquisition costs  ....................................................     36,780          40,357
  Property and equipment  ...............................................................     14,461          15,602
  Income tax receivable  ................................................................         --              --
  Deferred income taxes  ................................................................     13,816          13,489
  Other assets  .........................................................................     21,784          19,514
  Goodwill and other intangibles.........................................................     26,167          24,914
                                                                                            --------        --------
     Total assets  ......................................................................   $823,662        $915,809
                                                                                            ========        ========
Liabilities:
  Reserves for:
    Losses and loss adjustment expenses  ................................................    331,221         354,709
    Unearned premiums  ..................................................................    118,313         133,029
                                                                                            --------        --------
                                                                                             449,534         487,738
  Deferred gain on retroactive reinsurance  .............................................      3,275           3,275
  Reinsurance balances payable  .........................................................      1,860           3,439
  Other liabilities  ....................................................................     13,193          33,191
  Short term debt  ......................................................................         --           5,000
  Long term debt  .......................................................................    107,116         141,876
                                                                                            --------        --------
    Total liabilities  ..................................................................    574,978         674,519
Commitments and contingencies (Note C)
Deferrable Capital Securities  ..........................................................     41,225          41,225
Stockholders' equity
  Preferred stock, $.01 par value, 5,000,000 shares authorized, issued: 2000 and
    1999--2,950,000 shares...............................................................         30              30
  Common stock, $.01 par value, 32,000,000 shares authorized, issued: 2000 and
    1999--18,964,322 shares   ...........................................................        190             190
  Additional paid-in capital  ...........................................................    172,272         179,046
  Accumulated other comprehensive income, net of income tax (benefit) of $(2,589)
    and $(3,346) in 2000 and 1999, respectively ........................................      (4,809)         (6,213)
  Retained earnings  ....................................................................     47,852          41,862
  Treasury stock (138,490 shares at cost at March 31, 2000 and December 31, 1999)........     (6,274)        (13,048)
  Receivable from issuance of restricted stock  .........................................     (1,802)         (1,802)
                                                                                            --------        --------
    Total stockholders' equity  .........................................................    207,459         200,065
                                                                                            --------        --------
    Total liabilities, Deferrable Capital Securities and stockholders' equity  ..........   $823,662        $915,809
                                                                                            ========        ========

                          VESTA INSURANCE GROUP, INC.

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 (Amounts in thousands except per share data)

                             STATEMENTS OF INCOME

                                                                                               Three months ended
                                                                                                    March 31 ,
                                                                                                2000         1999
                                                                                               -------     --------
                                                                                                  (Unaudited)
Revenues:
  Net premiums written .....................................................................    $56,673     $ 43,641
  Decrease in unearned premiums ............................................................     11,233       61,963
                                                                                                -------     --------
  Net premiums earned ......................................................................     67,906      105,604
  Net investment income ....................................................................      7,065        6,564
  Gain on sale of assumed reinsurance renewal rights .......................................         --       15,000
  Other.....................................................................................        327        1,335
                                                                                                -------     --------
    Total revenues .........................................................................     75,298      128,503
Expenses:
  Losses and loss adjustment expenses incurred .............................................     47,061       61,710
  Policy acquisition expenses ..............................................................     10,278       35,812
  Operating expenses .......................................................................     10,250       11,675
  Interest on debt .........................................................................      3,403        3,757
  Goodwill amortization ....................................................................        151          270
                                                                                                -------     --------
    Total expenses .........................................................................     71,143      113,224
Income from continuing operations before income taxes and deferrable capital securities ....      4,155       15,279
Income taxes ...............................................................................      1,330        4,794
Deferrable capital securities interest, net of income tax ..................................        571        1,362
                                                                                                -------     --------
    Income from continuing operations ......................................................    $ 2,254     $  9,123
Income(loss) from discontinued operations, net of tax.......................................         --         (330)
                                                                                                -------     --------
Income before extraordinary item............................................................      2,254        8,793
Gain on debt extinguishments, net of tax....................................................      4,567           --
                                                                                                -------     --------
Net income..................................................................................      6,821        8,793
Preferred stock dividend....................................................................        563           --
                                                                                                -------     --------
Income available to common shareholders.....................................................    $ 6,258     $  8,793
                                                                                                =======     ========
Basic net income from continuing operations per common share................................    $   .12     $    .49
                                                                                                =======     ========
Basic net income available to common stockholders per common share..........................    $   .33     $    .47
                                                                                                =======     ========
Diluted net income from continuing operations per common share..............................    $   .09     $    .49
                                                                                                =======     ========
Diluted net income per common share.........................................................    $   .28     $    .47
                                                                                                =======     ========
Dividends declared per common share.........................................................    $ .0125     $     --
                                                                                                =======     ========


                      STATEMENTS OF COMPREHENSIVE INCOME

Net income..................................................................................    $ 6,821     $  8,793
Other comprehensive income, net of tax:
  Unrealized gains (losses) on available-for-sale securities net of applicable taxes
    (benefit) of $756 and $(1,002)  in 2000 and 1999, respectively..........................      1,404       (1,861)
                                                                                                -------     --------
Comprehensive Income........................................................................    $ 8,225     $  6,932
                                                                                                =======     ========

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Dollar amounts in thousands)

                                                                                               Three months ended
                                                                                                     March 31,
                                                                                              2000            1999
                                                                                           --------        --------
                                                                                                 (Unaudited)
Operating Activities:
  Net Income  ..........................................................................   $  6,821        $  8,793
  Adjustments to reconcile net income to cash used in operations:
     Change in:
        Loss and LAE reserves  .........................................................    (23,488)        (20,969)
        Unearned premium reserve  ......................................................    (14,716)        (47,526)
        Reinsurance balances payable  ..................................................     (1,579)          8,881
        Accrued income taxes  ..........................................................      1,328          7,507
        Other liabilities  .............................................................    (20,827)        (11,928)
        Premiums in course of collection  ..............................................      8,634           4,330
        Reinsurance balances receivable  ...............................................      4,267         (17,389)
        Reinsurance recoverable on paid losses  ........................................      3,379          16,113
        Other assets  ..................................................................     (5,643)         (2,684)
     Policy acquisition costs amortized  ...............................................     10,278          39,246
     Policy acquisition costs deferred  ................................................     (6,701)        (13,198)
     Amortization and depreciation  ....................................................      1,284           1,564
     Gain on debt extinguishments.......................................................     (6,717)             --
     Gain on disposition of property, plant and equipment  .............................         --             (29)
                                                                                           --------        --------
        Net cash used in operations  ...................................................    (43,680)        (27,289)
Investing Activities:
  Investments sold or matured:
     Fixed maturities available for sale--matured, called or sold  .....................     37,926          29,778
  Investments acquired:
     Fixed maturities available for sale  ..............................................    (12,066)         (1,000)
  Net decrease (increase) in short-term investments  ...................................     46,768          (8,068)
  Additions to property, plant and equipment  ..........................................         --            (924)
  Dispositions of property, plant and equipment  .......................................         --              31
                                                                                           --------        --------
        Net cash provided from investing activities  ...................................     72,628          19,817
Financing Activities:
  Net proceeds (disposition)long and short term debt  ..................................    (33,045)             --
  Dividends paid  ......................................................................         --            (698)
  Capital contributions and change in receivable from restricted stock  ................                       (584)
                                                                                           --------        --------
        Net cash used in financing activities  .........................................    (33,045)         (1,282)
Increase (decrease) in cash  ...........................................................     (4,097)          (8,754)
Cash at beginning of period  ...........................................................     17,677          25,321
                                                                                           --------        --------
Cash at end of period  .................................................................   $ 13,580        $ 16,567
                                                                                           ========        ========

          See accompanying Notes to Consolidated Financial Statements

                          VESTA INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)

Note A--Significant Accounting Policies

  Basis of Presentation:   The accompanying unaudited financial statements have
been prepared in conformity with generally accepted accounting principles and, in the opinion of management, reflect adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes thereto in the Company's audited consolidated balance sheets as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999 which were filed with the Securities and Exchange Commission on Form 10-K dated March 30, 2000. Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders' equity or net income during the period involved.

  Income per share:   Basic weighted average common shares outstanding for the
three month period ended March 31, 2000 and 1999 was 18,825,832 and 18,691,120, respectively. Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares and adding back preferred stock dividends to net income available to common shareholders. Diluted weighted average shares outstanding for the three month period ended March 31, 2000 and 1999 was 24,764,974 and 18,691,120, respectively.

Earnings per share for discontinued operations and extraordinary gains are as follows:

                                                March 31,
                                            2000       1999
                                            ----      -----
Basic Earnings per share
    Discontinued Operations                 $ --      $(.02)
    Extraordinary Gain                      $.24         --
Diluted Earnings per share
    Discontinued Operations                 $ --      $(.02)
    Extraordinary Gain                      $.19         --

Note B--Extinguishment of Long Term Debt

  The Company recorded an extraordinary gain of $4.6 million after taxes as a result of the early redemption of approximately $21.5 million of its 12.5% Senior Notes due December 30, 2006 and approximately $13.1 million of its 8.75% Senior Debentures due July 15, 2025. The cash requirements for the early redemptions was internally generated. The warrants attached to the 12.5% Senior Notes have been cancelled.


Note C--Commitments and Contingencies

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

  There matters are in their early stages and their ultimate outcome cannot be determined. Accordingly, the Company has not currently set aside any financial reserves relating to any of the above-referenced actions.

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

  As discussed above, the Company corrected its accounting for assumed reinsurance business through restatement of its previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under the Company's 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. The Company believes such treatment is appropriate under the terms of this treaty and has calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $54.4 million at March 31, 1999. The Company has collected approximately $48.5 million from significant reinsurers via the conversion of collateral on hand.

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

  A dispute has arisen with F&G Re (on behalf of USF&G) under two aggregate stop loss reinsurance treaties whereby F&G assumed certain risk from the Company. During 1999, F&G Re filed for arbitration under those two treaties.

  While management believes its interpretation of the treaties' terms and computations based thereon are correct, this arbitration is in its early stages and its ultimate outcome cannot be determined at this time.

  On September 23, 1999, Torchmark Corporation, the Company's largest common stockholder, filed a lawsuit in the Circuit Court of Jefferson County, Alabama against the Company asserting breach of contract, conversion and breach of duty in connection with the Company's preparation and filing of a registration statement covering its shares in accordance with certain registration rights claimed by Torchmark. This claim seeks an injunction requiring a registration statement to be filed, as well as compensatory and punitive damages. This litigation is in its early stages, and management is unable to assess the damages that may be awarded, if any. However, management does not believe that such damages, if any, would materially and adversely affect the Company's financial position or results of operations.

  On June 23, 1999, a subsidiary of Torchmark filed suit in the Circuit Court of Jefferson County, Alabama against two subsidiaries of the Company. The lawsuit claims that the Company's subsidiaries have failed to pay certain sums due under a marketing and administrative services agreement between the parties. The suit also seeks payment of certain commissions and administrative expenses. This litigation is in its early stages, and management is unable to assess the damages that may be awarded, if any. However, management does not believe that such damages, if any, would materially and adversely affect the Company's financial position or results of operations.

Note D--Subsequent Event

On April 3, 2000, the Company redeemed approximately $22.5 million of its 12.5% Senior Notes, due December 30, 2006. The 12.5% Senior Notes have been completely redeemed with the closing of this transaction. The cash requirement for the early redemption was generated by a combination of internally generated funds and a $5 million draw down on the Company's line of credit.


Note E--Segment Information

                                                                                           Period Ended March 31,
                                                                                          ------------------------
                                                                                            2000           1999
                                                                                          --------      ----------
Reinsurance operations
  Net premiums earned  .................................................................    $ 11,341   $   33,166
  Net investment income and realized gain  .............................................       1,176        2,368
  Gain on sale of renewal rights  ......................................................          --       15,000
  Underwriting gain (loss)  ............................................................       3,701       (2,650)
                                                                                            --------   ----------
    Total Reinsurance operations........................................................       4,877       14,718
Personal operations
  Net premiums earned  .................................................................      56,565       72,438
  Net investment income and realized gain  .............................................       5,889        4,809
  Other income  ........................................................................         327        1,063
  Underwriting gain (loss)  ............................................................      (3,384)      (1,284)
                                                                                            --------   ----------
    Total Personal operations...........................................................       2,832        4,588
Commercial operations(discontinued)
  Net premiums earned  .................................................................       2,320       18,553
  Net investment income and realized gain  .............................................         241        1,232
  Other income/(expense)  ..............................................................           9          272
  Underwriting loss  ...................................................................        (250)      (2,012)
                                                                                            --------   ----------
    Total Commercial operations (discontinued)..........................................           0         (508)
Other operations
  Interest expense  ....................................................................       3,403        3,757
  Goodwill..............................................................................         151          270
                                                                                            --------   ----------
    Total pretax income from operations  ...............................................    $  4,155   $   14,771
                                                                                            ========   ==========

Total indentifiable assets
  Reinsurance operations
    Investments and other assets  ......................................................    $ 70,013   $  393,400
    Deferred acquisition costs  ........................................................       6,555       27,127
  Personal operations
    Investments and other assets  ......................................................     691,117      528,421
    Deferred acquisition costs  ........................................................      29,897       39,644
  Commercial operations
   Investments and other assets  .......................................................      99,008      285,839
   Deferred acquisition costs  .........................................................         328        8,138
                                                                                            --------   ----------
    Total assets  ......................................................................    $826,905   $1,282,569
                                                                                            ========   ==========

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

  In the past, we also wrote primary insurance on a variety of Commercial Lines risks, as well as treaty Reinsurance for small and mid-size insurance companies and regional specific Reinsurance for large insurance companies. In each of these segments, we focused principally on property coverages, for which ultimate losses generally can be more promptly determined than on casualty risks. In 1999, we sold the rights to a substantial portion of our reinsurance assumed business for a pre-tax gain of $15 million (a large block of policies 100% reinsured from CIGNA was retained and is being converted from assumed to direct), and decided to discontinue our commercial lines segment. The commercial lines segment is discussed herein as a discontinued operation.

  Our revenues from operations are derived primarily from net premiums earned on risks written or reinsured by our insurance subsidiaries, investment income and investment gains or losses. Our expenses consist primarily of payments for claims and underwriting expenses, including agents' commissions and operating expenses.

Known Trends and Uncertainties

  Significant factors influencing results of operations include the supply and demand for property and casualty insurance as well as the number and magnitude of catastrophic losses such as hurricanes, windstorms, fires and severely cold weather.

  The Company seeks to manage its risk exposure by adjusting the mix and volume of business written in response to changes in price and maintaining extensive reinsurance.

  The Company has historically followed a practice of reinsuring a portion of its primary business to reduce the variability of its earnings. The Company's loss reserve levels historically have remained relatively stable from year to year despite changes in premium volume. The Company is continuing to cede portions of insurance risks while using its capital base to gradually increase, on a selective basis, its retention of certain property risks.

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

  Litigation: See "Part II Item 1--Legal Proceedings" and Note C to the Consolidated Financial Statements for discussion of the current status of litigation.

  Reliance on Performance of Reinsurers: We evaluate the credit quality of the reinsurers and retrocessionares to which we cede business. No assurance can be given regarding the future ability of any of our reinsurers to meet their obligations.

  Inflation: We do not believe our results over the last three fiscal years have been materially affected by inflation due in part to the predominantly short-tail nature of our business. The potential adverse impacts of inflation include:
(i) a decline in the market value of our fixed maturity investment portfolio,
(ii) an increase in the ultimate cost of settling claims which remain unsettled for a significant period of time, and (iii) an increase in our operating expenses. Historically, the effect of inflation on our reserves has not been material.

 Comparison of First Quarter 2000  to First Quarter 1999

  Net income decreased by $2.0 million, or 22.7%, to $6.8 million for the quarter ended March 31, 2000, from $8.8 million for the quarter ended March 31, 1999. On a diluted per share basis, net income for the first quarter of 2000 was $.28 per share versus net income of $.47 per share for the first quarter of 1999. The decrease in net income is primarily attributable to a $9.8 million after tax gain from the sale of certain reinsurance renewal rights in the reinsurance segment in the first quarter of 1999 partially offset by a $4.6 million extraordinary gain from extinguishment of debt recorded in the first quarter of 2000.


 Premiums, Loss and LAE--Personal Lines

  Gross premiums written for personal lines decreased by $19.5 million, or 26.4%, to $54.4 million for the quarter ended March 31, 2000, from $73.9 million for the quarter ended March 31, 1999. The decline in personal lines gross written premiums is primarily attributable to the sale of Vesta County Mutual which accounted for $16.9 million of gross written premium in the first quarter of 1999. The remaining $2.6 million decrease in gross premium written was due to declines in the homeowner's and auto lines.

  Net premiums written for personal lines decreased by $16.8 million, or 25.4%, to $49.1 million for the quarter ended March 31, 2000, from $65.9 million for the quarter ended March 31, 1999. Net premiums earned for personal lines decreased $15.9 million, or 21.9% to $56.5 million for the quarter ended March 31, 2000, from $72.4 million for the quarter ended March 31, 1999. The decrease in net premiums written and net premiums earned are primarily attributable to the decrease in gross written premiums.

  Loss and loss adjustment expenses ("LAE") for personal lines decreased by $6.8 million, or 14.6%, to $39.8 million for the quarter ended March 31, 2000, from $46.6 million for the quarter ended March 31, 1999. The loss and LAE ratio for personal lines for the quarter ended March 31, 2000 was 70.4% as compared to 64.3% at March 31, 1999. The decrease in loss and LAE incurred is primarily attributable to the decline in earned premium. The increase in the loss and LAE ratio is primarily attributable to higher losses from multiple storms occurring during the quarter.


 Premiums, Loss and LAE--Reinsurance

  Gross premiums written for reinsurance increased by $23.3 million, or 163.0% to $9.0 million for the quarter ended March 31, 2000 from $(14.3) million for the quarter ended March 31, 1999. The increase in gross written premiums is primarily attributable to the novation of certain treaties to Hart Re in the first quarter of 1999.

  Net premiums written for reinsurance increased by $29.8 million, or 133.6% to $7.5 million for the quarter ended March 31, 2000 from $(22.3) million for the quarter ended March 31, 1999. The increase in net written premiums for reinsurance is primarily attributable to the large unearned portfolio transfer in the first quarter of 1999 related to the 100% reinsurance quota share treaty entered into effective January 1, 1999 with Hart Re. Net premiums earned decreased $21.8 million, or 65.8% to $11.4 million for the quarter ended March 31, 2000, from $33.2 million for the quarter ended March 31, 1999. The decline in net premiums earned was primarily attributable to the sale of a substantial portion of our reinsurance assumed business to Hart Re.

  Loss and LAE for reinsurance decreased by $7.8 million, or 51.9%, to $7.3 million for the quarter ended March 31, 2000, from $15.1 million for the quarter ended March 31, 1999. The loss and LAE ratio for assumed reinsurance for the quarter ended March 31, 2000 was 64.1% as compared to 64.3% for the quarter ended March 31, 1999. The decrease in loss and LAE incurred for assumed reinsurance was primarily due to a decrease in net premiums earned.

 Policy Acquisition Expenses and Other Expenses from Continuing Operations

  Policy acquisition expenses decreased by $25.5 million, or 71.3% to $10.3 million for the quarter ended March 31, 2000, from $35.8 million for the quarter ended March 31, 1999. The decrease in policy acquisition expenses is primarily attributable to declines in earned premium. Other expenses include operating expenses not directly related to the generation of premium revenue, interest on debt and goodwill amortization. Operating expenses decreased $1.4 million. These factors caused the underwriting expense ratio to decrease from 45.0% in the first quarter of 1999 to 30.3% in the first quarter of 2000.

 Net Investment Income from Continuing Operations

  Net investment income increased by $.5 million, or 7.6%, to $7.1 million for the quarter ended March 31, 2000, from $6.6 million for the quarter ended March 31, 1999. The weighted average yield on invested assets (excluding realized and unrealized gains) was 8.7% for the quarter ended March 31, 2000, compared with 6.0% for the quarter ended March 31, 1999. The increase in investment income is primarily attributable to the increased investment yield resulting from a lower percentage of tax exempt securities in the current portfolio.

 Federal Income Taxes

  Federal income taxes decreased by $3.5 million, or 72.9%, to $1.3 million for the quarter ended March 31, 2000. The effective rate on pre-tax income was 32.0% for the quarters ended March 31, 2000 and 1999.


 Income/(loss) from discontinued operations, net of tax

   Net premiums earned for commercial lines decreased by $16.2 million, or 87.5%, to $2.3 million for the quarter ended March 31, 2000, from $18.5 million for the quarter ended March 31, 1999 as a result of the Company's exit from the commercial lines.

  Loss and LAE for commercial lines decreased by $10.1 million, or 87.6%, to $1.4 million for the quarter ended March 31, 2000, from $11.5 million for the quarter ended March 31, 1999. The loss and LAE ratio for the quarter ended March 31, 2000 was 61.5% as compared to 38.0% for the quarter ended March 31, 1999. The increase in loss and LAE ratio is primarily attributable to run off of the commercial lines business. Policy acquisition expenses decreased $4.2 million as a result of decreased earned premium. Operating expenses decreased $3.9 million, from $4.4 million for the quarter ended March 31, 1999 to $.5 million for the quarter ended March 31, 2000. The decrease was largely attributable to reduced expenses from workforce reductions consistent with discontinuing the business.

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

 Dividends

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

  Non-recurring Sources

   On September 30, 1999, we established collateralized revolving credit facilities in the aggregate amount of $20 million with The Banc Corporation and its banking subsidiary The Bank, consisting of a $15 million loan from The Bank and a $5 million loan from The Banc Corporation

   On December 30, 1999, we repaid $15 million of the principal amount outstanding under The Banc credit facilities and cancelled the related credit agreements. In connection with the repayment of this debt, we restructured our commercial credit facility to consist of the following lines of credit, each of which was provided by The Bank:

   .  a $5 million unsecured line;

   . an additional $10 million line, secured by a pledge of the management contract between our wholly owned management company, J. Gordon Gaines, Inc., and our operating insurance subsidiaries.

Each of these credit facilities bore interest at The Bank's prime rate and were to mature on December 29, 2001. As of December 31, 1999, we had borrowed all $5 million available under the unsecured line, and we had not borrowed any amounts under the $10 million secured line. On February 29, 2000 we repaid the remaining $5 million outstanding on the revolving line of credit and cancelled the related credit agreement effective February 29, 2000.

  On March 3, 2000 we established a revolving credit facility with First Commercial Bank, Birmingham, Alabama ("First Commercial") which consists of the following lines of credit:

   . a $7.5 million unsecured line which bears interest at First Commercial's prime rate +1/4%;

   . an additional $7.5 million line which bears interest at First Commercial's prime rate, secured by a pledge of the management contract between our wholly owned management company, J. Gordon Gaines, Inc., and our operating insurance subsidiaries.

Each of these newly established credit facilities mature on December 31, 2002. In addition, the credit agreements related to these facilities contain typical financial covenants which require us to maintain certain financial standards. As of March 31, 2000, $15 million of the credit facility is available. Subsequently on April 3, 2000 the Company drew $5 million from the credit facility to partially fund a debt repurchase.


 Long Term Debt and Preferred Stock

  In 1995, we issued $100 million principal amount of our 8.75% Senior Debentures due 2025. As of December 31, 1999, all $100 million of these senior debentures remained outstanding. We purchased $4.5 million of these Senior Debentures from one of the holders for approximately $3.3 million plus accrued interest through March 14, 2000. Also on March 27, 2000 we purchased $8.7 million of these Senior Debentures from one of the holders for approximately $6.5 million, plus accrued interest, through the closing date of the transaction.

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

  On December 30, 1999, the Company exchanged $58.8 million of the Deferrable Capital Securities for $44.1 million of 12.5% Senior Notes, due 2005. The resulting after-tax gain of $9.5 million was recorded directly to retained earnings. As of December 31, 1999, approximately $41.2 million of the 8.525% Deferrable Capital Securities and $44.1 million of the 12.50% Senior Notes remained outstanding. On March 20, 2000, we purchased approximately $21.6 million of these Senior Notes from one of the holders for approximately $17.7 million plus accrued interest through March 14, 2000. On April 3, 2000, we redeemed the remaining $22.5 million 12.5% Senior Notes for approximately $20.5 million plus accrued interest through April 7, 2000.

  On September 30, 1999, we issued approximately $25 million of our Series A Convertible Preferred Stock to the Birmingham Investment Group, LLC in which we sold 2,950,000 shares of our preferred stock at $8.50 per share. Each share of the preferred stock is convertible into two shares of our common stock and carries a cumulative dividend rate of 9%, compounded semi-annually. The preferred stock will automatically be converted into shares of common stock at the date at which our common stock achieves an average closing price of $8.00 per share for twenty consecutive trading days. As of March 31, 2000, all $25 million of this preferred stock remained outstanding.

  Annual distribution obligations for the Company's long term debt and preferred stock outstanding at March 31, 2000 are as follows:


              Security                           Principal                Annual Interest Obligation
-------------------------------------  ------------------------------  --------------------------------
8.75% Senior Debentures due 2025               $86.8 million                     $7.6 million
8.525% Deferrable Capital Securities
due 2027                                       $41.2 million                     $3.5 million
12.5% Senior Notes due 2005                    $22.5 million                     $2.8 million
Series A convertible Preferred Stock            $25 million                     $2.25 million


 Subsidiaries

  The principal sources of funds for our insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. On a consolidated basis, net cash used in operations for the period ended March 31, 2000 and 1999, was $(43.7) million and $(27.3) million, respectively. The net cash used in operations is primarily attributable to the declines in loss reserves and unearned premium reserves as a result of the Company's exit from the reinsurance assumed and commercial lines business.

  As of March 31, 2000, the Company's investment portfolio consisted of short-term investments (20.4%), U.S. Government securities (15.5%), mortgage-backed securities (20.4%), corporate bonds (32.9%), foreign government securities (0.9%), municipal bonds (7.1%) and equity securities (0.5%). The Company expects current cash flow to be sufficient to meet operating needs, although invested assets have been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs.

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

  There matters are still in their early stages and their ultimate outcome cannot be determined. The Company has not currently set aside any financial reserves relating to any of the above-referenced actions.

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

  As discussed above, the Company corrected its accounting for assumed reinsurance business through restatement of its previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under the Company's 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. The Company believes such treatment is appropriate under the terms of this treaty and has calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $54.4 million at March 31, 2000. The Company has collected approximately $48.5 million from significant reinsurers via the conversion of collateral on hand.

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

  A dispute has arisen with F&G Re (on behalf of USF&G) under two aggregate stop loss reinsurance treaties whereby F&G assumed certain risk from the Company. During 1999, F&G Re filed for arbitration under those two treaties.

  While management believes its interpretation of the treaties' terms and computations based thereon are correct, this arbitration is in its early stages and its ultimate outcome cannot be determined at this time.

  On September 23, 1999, Torchmark Corporation, the Company's largest common stockholder, filed a lawsuit in the Circuit Court of Jefferson County, Alabama against the Company asserting breach of contract, conversion and breach of duty in connection with the Company's preparation and filing of a registration statement covering its shares in accordance with certain registration rights claimed by Torchmark. This claim seeks an injunction requiring a registration statement to be filed, as well as compensatory and punitive damages. This litigation is in its early stages, and management is unable to assess the damages that may be awarded, if any. However, management does not believe that such damages, if any, would materially and adversely affect the Company's financial position or results of operations.

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

  None.

Item 3.   Defaults Upon Senior Securities

  None.

Item 4.   Submission of Matters to a Vote of Security Holders

  None.

Item 5.   Other Information
  None.

                                                   EXHIBITS INDEX

 Exhibit
 No.                                                 Description
----------  ---------------------------------------------------------------------------------------------------
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

 Exhibit
 No.                                                 Description
----------  ---------------------------------------------------------------------------------------------------
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

10.12*+     The Company's Non-Employee Director Stock Plan.

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

 Exhibit
 No.                                                 Description
----------  ---------------------------------------------------------------------------------------------------
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


 Exhibit
 No.                                                 Description
----------  ---------------------------------------------------------------------------------------------------
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

10.24 +     Credit Agreement dated March 3, 2000 between Vesta Insurance Group, Inc. and First Commercial Bank
            establishing a $7.5 million revolving unsecured credit facility.

10.25 +     Credit Agreement, dated March 3, 1999, between Vesta Insurance Group, Inc. and First Commercial
            Bank establishing a $7.5 million revolving secured credit facility.

10.26       Stock Purchase Agreement between Anthem Casualty Insurance Group, Inc., and Vesta Insurance Group,
            Inc., dated April 23, 1997 (filed as an exhibit to the Company's Form 10-Q for the year ended
            September 30, 1997, filed on November 13, 1997 and incorporated herein by reference (File No.
            1-12338))

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

27    +     Financial Data Schedule

99.1        Risk Factors (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, filed on March 30, 2000 and incorporated herein by reference (File No. 1-12338))

_______
*These are the Company's compensatory plans.
 +Filed herewith.

b)   Reports on Form 8-K.
      None
Exhibit 11. Statement re computation of per share earnings

                          VESTA INSURANCE GROUP, INC.

                       COMPUTATION OF EARNINGS PER SHARE

                                                                                           Period Ended March 31,
                                                                                         --------------------------
                                                                                              2000           1999
                                                                                            -------        -------
                                                                                           (in thousands except per
                                                                                                  share data)
BASIC EARNINGS PER SHARE:
   Weighted average common shares outstanding.........................................       18,826         18,691
   Net Income available to common shareholders........................................      $ 6,258        $ 8,793
   Basic earnings per share...........................................................      $  0.33        $  0.47
DILUTED EARNINGS PER SHARE:
   Weighted average common shares outstanding.........................................       18,826         18,691
   Net effect of the assumed exercise of stock options and nonvested restricted stock-based on the treasury stock method using average market price for the
    year..............................................................................        5,939              0
                                                                                            -------        -------

   Total weighted average common shares and common stock equivalents outstanding .....       24,765         18,691
   Net income.........................................................................      $ 6,821        $ 8,793
   Diluted earnings per share.........................................................      $  0.28        $  0.47
                                                                                            =======        =======

                                   SIGNATURES

  Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Vesta Insurance Group, Inc.



Date: May 15, 2000

                                                 /s/   James E. Tait
                                              -------------------------
                                                    James E. Tait
                                               Executive Vice President
                                              and Chief Financial Officer
                                             (Principal Financial Officer)



Date: May 15, 2000


                                                /s/   W. Perry Cronin
                                               -----------------------
                                                   W. Perry Cronin
                                                Senior Vice President,
                                               Controller and Treasurer
                                            (Principal Accounting Officer)