Form 10-Q
period 2000-08-14
VESTA INSURANCE GROUP INC
filed 2000-08-14
CIK 911576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant's common stock, $.01 par value, as of August 10, 2000

18,825,832

VESTA INSURANCE GROUP, INC.

INDEX

       PART I       FINANCIAL INFORMATION                                                                                 Page
       Item 1.      Financial Statements:
                    Consolidated Balance Sheets at June 30, 2000 and
                    December 31, 1999...................................................................................    1
                    Consolidated Statements of Income and Comprehensive Income for the
                    Three Months and Six Months Ended June 30, 2000 and 1999............................................    2
                    Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 2000 and 1999.............................................................    3
                    Notes to Consolidated Financial Statements..........................................................    4
       Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......................................................   10

       PART II      OTHER INFORMATION

                                              PART I

                                Item 1. Financial Statements
                                 VESTA INSURANCE GROUP, INC.
                                CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share and per share data)
                                                                                                   June 30,         December 31,

                                                                                                     2000                 1999

                                                                                                           (Unaudited)
          Assets:
Investments

          Fixed maturities available for sale-at fair value (cost: 2000-$737,168;
          1999-$348,760)..............................................................              $ 731,285            $ 339,429
          Equity securities-at fair value: (cost: 2000-$8,158; 1999-$2,092)                             8,732                1,865
          Mortgage and collateral loans...............................................                 56,101
          Policy loans................................................................                 64,764
          Short-term investments......................................................                 52,187              125,026
          Other invested assets.......................................................                 19,686                 --
          Total investments..........................................................                 932,755              466,320
    Cash..............................................................................                 33,759               17,677
    Accrued investment income.........................................................                 13,026                5,460
    Premiums in course of collection..................................................                 22,209               41,206
    Reinsurance balances receivable...................................................                223,949              193,345
    Reinsurance recoverable on paid losses............................................                 71,286               77,925
    Value of business acquired........................................................                 32,713
    Deferred policy acquisition costs.................................................                 33,525               40,357
    Deferred income taxes.............................................................                 15,874               13,489
    Other assets......................................................................                 70,288               60,030
          Total assets................................................................             $ 1,449,384             $915,809
Liabilities:
    Future policy benefits............................................................                508,531
    Losses and loss adjustment expenses...............................................                276,329              354,709
    Unearned premiums.................................................................                115,146              133,029
    Federal home loan bank notes......................................................                143,123
    Other liabilities.................................................................                 31,686               39,905
    Short term debt...................................................................                  5,000                5,000
    Long term debt....................................................................                 85,594              141,876
    Minority interest  ................................................................                34,479                 --                                                           --
          Total liabilities ............................................................            1,199,888              674,519
Commitments and contingencies: See Note C

Deferrable Capital Securities............................................................              41,225               41,225
Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, issued: 2,950,000........                30                   30
    Series B Junior participating preferred stock $.01 par value, 300,000 shares authorized, issued: none....................................................................
    Common stock, $.01 par value, 100,000,000 shares authorized, issued: 2000- 18,964,322
         shares; 1999-18,964,322..........................................................                190                  190
    Additional paid-in capital ...........................................................            170,368              172,272
    Accumulated other comprehensive income, net of applicable tax (benefit) of $(2,195) and
          $(3,346) in 2000 and 1999, respectively.........................................            (4,262)              (6,213)
    Retained earnings .....................................................................            50,021               41,862
    Treasury stock (138,490 shares at cost at June 30, 2000 and December 31, 1999)..........          (6,274)              (6,274)
    Receivable from issuance of restricted stock.............................                         (1,802)              (1,802)
                            Total stockholders' equity                                                208,271              200,065
                            Total liabilities and stockholders' equity                            $ 1,449,384            $ 915,809

                                     See accompanying Notes to Consolidated Financial Statements.

                                      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                             (Amounts in thousands except per share data)

                                                         STATEMENTS OF INCOME

                                                                              Three months ended           Six months ended
                                                                                  June 30,                    June 30,
                                                                            2000           1999           2000         1999

                                                                                  (unaudited)                 (unaudited)
Revenues:
   Net premiums written..............................................         $61,215     $ 81,011        $117,888     $124,652
   Decrease in unearned premiums.....................................             275        2,734          11,508       64,697
   Net premiums earned...............................................          61,490       83,745         129,396      189,349
   Net investment income.............................................           5,320        6,159          12,385       12,723
   Gain on sale of assumed reinsurance renewal rights................              --          --                --      15,000
   Other, including realized gains and losses........................           1,324        7,871           1,651        9,206
        Total revenues..................................................       68,134       97,775         143,432      226,278
Expenses:
      Loss and loss adjustment expenses incurred.....................          33,648       57,430          80,709      119,140
      Policy acquisition expenses....................................          16,832       15,424          27,110       51,236
      Operating expenses.............................................           9,206       11,664          19,456       23,339
      Interest on debt...............................................           2,763        3,346           6,166        7,103
      Goodwill and other intangible amortization.....................             603          270             754          540
        Total expenses......................................                   63,052        88,134         134,195      201,358
Income from continuing operations before income taxes and deferrable
      Capital securities..........................................              5,082       9,641             9,237       24,920
Income tax expense................................................              1,728       2,903             3,058        7,697
Deferrable capital securities interest, net of income tax.........                571       1,362             1,142        2,724
Income from continuing operations.................................              2,783       5,376             5,037       14,499
Loss from discontinued operations, net of tax....................               (544)       (873)             (544)       (1,203)
Income before extraordinary item................................                2,239       4,503             4,493        13,296
Gain on debt extinguishments, net of tax.........................                 683                         5,250
 Net income......................................................               2,922       4,503             9,743        13,296
Preferred stock dividend.........................................                 563                         1,126
Income available to common shareholders .........................              $2,359     $ 4,503           $ 8,617      $ 13,296
Basic net income from continuing operations per common share......             $  .15      $  .29           $  .27         $  .77
Basic income available to common shareholders per common share                 $  .13      $  .24            $  .47       $   .71
Diluted net income from continuing operations per common share.....              $  .11      $  .29            $  .21       $   .77
Diluted income available to common shareholders per common share..             $  .12      $  .24            $  .40        $  .71
Dividends declared per common share..........................                  $ .0125      $ --            $  .025          $ --

                                               STATEMENTS OF COMPREHENSIVE INCOME

Net income .......................................................           $ 2,359       $ 4,503         $ 8,617     $13,296
Other comprehensive income, net of tax:
         Unrealized   holding  gains   (losses)  on   available-for-sale
securities,net of applicable tax expense (benefit) of $(26),$(2,176),                   (48)        (4,224)           1,356      (6,085)
              $698 and $(3,135), respectively........................
         Less realized losses gains on available-for-sale securities, net of
             applicable tax of $(306), $2,252, $(306) and $2,252,              (595)         4,182           (595)       4,182
             respectively...........................................
                                                                                 547        (8,406)           1,951     (10,267)
Comprehensive income (loss).......................................           $ 2,906     $  (3,903)        $ 10,568     $ 3,029

                                      See accompanying Notes to Consolidated Financial Statements

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Amounts in thousands)

                                                                                                              Six months ended
                                                                                                                  June 30,
                                                                                                              2000       1999

                                                                                                                (Unaudited)
Operating Activities:
   Net income ..........................................................................................      $  9,743   $ 13,296
   Adjustments to reconcile net income to cash from operating activities:
     Change in:
        Loss and LAE reserves...........................................................................      (78,380)    (78,317)
        Unearned premium reserve........................................................................      (17,883)   (100,230)
        Reinsurance balances payable....................................................................         1,368    (33,053)
        Accrued income taxes............................................................................         4,098     23,124
        Other assets and liabilities....................................................................      (18,652)       3,186
        Premiums in course of collection................................................................        18,997     30,491
        Reinsurance balances receivable.................................................................        26,391     42,819
        Reinsurance recoverable on paid losses..........................................................         6,639     35,027
     Policy acquisition costs deferred..................................................................      (10,967)    (15,581)
     Policy acquisition costs amortized.................................................................        17,799     44,951
     Amortization and depreciation......................................................................         2,753      3,170
     Investment (gains) losses..........................................................................           901     (6,117)
     Extraordinary gain.................................................................................       (5,250)
     Net cash used in operating activities.............................................................       (42,443)    (37,234)
Investing Activities:
   Investments sold or matured:
           Fixed maturities available for sale-matured, called or sold.................................         60,948    153,138
           Equity securities...........................................................................            491     18,284
     Investments acquired:
               Fixed maturities available for sale......................................................      (18,178)   (104,155)
        Net cash paid for acquisition...................................................................       (4,634)         --
        Net (increase)  decrease in short-term investments..............................................        72,839     (9,587)
        Additions to property, plant and equipment......................................................       (1,692)     (1,588)
        Dispositions of property, plant and equipment                                                                                                                                        101        777
     Net cash provided from  investing activities.......................................................       109,875     56,869
Financing Activities:
    Repayment of long and short term debt...............................................................      (47,967)    (14,976)
   Dividends paid.......................................................................................       (1,021)       (698)
    Purchase of treasury stock.........................................................................       (23,625)         --
    Issuance of treasury stock.........................................................................         21,263         --
   Capital contributions from exercising options........................................................
                                                                                                                   --       (559)
     Net cash used in financing activities..............................................................      (51,350)    (16,233)
Increase in cash........................................................................................        16,082      3,402
Cash at beginning of year...............................................................................        17,677     25,321
Cash at end of period...................................................................................      $ 33,759    $ 28,723

                                      See accompanying Notes to Consolidated Financial Statements
VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share amounts)

Note A—Significant Accounting Policies

        Basis of Presentation: The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes which have been issued by the Company and filed with the Securities and Exchange Commission.

        Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders’ equity or net income during the period involved.

New Accounting Standards. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value, In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. This statement defers the effective date of SFAS No. 133. As a result, SFAS No. 133 will not be effective for the Company, until the year 2001. The impact of the reporting requirements of SFAS No. 133 on the Company will depend on the nature and amount of derivative instruments the Company might have at date of implementation. The Company does not currently believe the impact will be material.

        In December 1999, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes the SEC staff’s views in applying generally accepted accounting principles to the recognition of revenues. The Company has evaluated the impact of the reporting requirements of SAB No. 101 and has determined that there will be no material impact on its consolidated results of operations, financial position or cash flows.

        Income per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares except when the additional shares would produce anti-dilutive results.

        Reconciliation of income available to common shareholder and average shares outstanding for the six months ending June 30, 2000 and 1999 and three months ending June 30, 2000 and 1999 are as follows:

                                                            Six months ended June 30
                                                                 2000             1999
Income available to common shareholders                       $ 8,617         $ 13,296
Preferred stock dividends                                       1,126             --
Adjusted income available to common shareholders              $ 9,743          $13,296

Average shares outstanding-basic                               18,387           18,686
Stock options and restricted stock                                234
Convertible preferred stock                                     5,900              --

Average shares outstanding-diluted                             24,521           18,686

                                                         Three months ended June 30
                                                                 2000             1999
Income available to common shareholders                       $ 2,359          $ 4,503
Preferred stock dividends                                         563              --

Adjusted  income available to common shareholders             $ 2,922           $ 4,503

Average shares outstanding-basic                               18,099            18,680
Stock options and restricted stock                                250
Convertible preferred stock                                     5,900              --
Average shares outstanding-diluted                             24,249            18,680

        Earnings per share for discontinued operations and extraordinary gains for the three and six-month periods ended June 30, 2000 and 1999 are as follows:

                                                                    2000                               1999
                                                           3 month        6 month              3 month      6 month
                    Basic Earnings per share:
                        Discontinued Operations             $(.03)        $ (.03)             $(.05)         $(.06)
                        Extraordinary Gain                  $ .04          $  .29                --            --
                    Diluted Earnings per share:
                        Discontinued Operations             $(.02)        $ (.02)             $(.05)         $(.06)
                        Extraordinary Gain                  $ .03          $ .21                 --            --

        Change in estimate - During the second quarter, the Company began a new program to enhance the timeliness and amount of collections of salvage and subrogation. An evaluation of amounts available for collection, when considered with other factors, resulted in an adjustment to calculated reserves of approximately $9.5 million.

Note B- Early extinguishments of long term debt

        The Company recorded extraordinary gains, net of tax and related debt issue costs of $.7 million and $5.3 million for thethree and six-month periods ended June 30, 2000, respectively as a result of the early redemption of long term debt. In the three months ended June 30, 2000, the Company redeemed $22.5 million of its 12.5% Senior Notes. For the six months ended June 30, 2000, the Company has redeemed $44.1 million of its 12.5% Senior Notes and approximately $13.1 million of its 8.75% Senior Debentures. The redemptions were funded with internally generated cash. The warrants attached to the 12.5% Senior Notes have been cancelled.

Note C—Commitments and Contingencies

Securities Litigation

        Subsequent to the filing of its quarterly report on Form 10-Q for the period ended March 31, 1998 with the Securities and Exchange Commission, the Company became aware of certain accounting irregularities consisting of inappropriate reductions of reserves and overstatements of premium income in the Company's reinsurance business that had been recorded in the fourth quarter of 1997 and the first quarter of 1998. The Company promptly commenced an internal investigation to determine the exact scope and amount of such reductions and overstatements. This investigation concluded that inappropriate amounts had, in fact, been recorded and the Company determined it should restate its previously issued 1997 financial statements and first quarter 1998 Form 10-Q. Additionally, during its internal investigation the Company re-evaluated the accounting methodology being utilized to recognize earned premium income in its reinsurance business. The Company had historically reported certain assumed reinsurance premiums as earned in the year in which the related reinsurance contracts were entered even though the terms of those contracts frequently bridged two years. The Company determined that reinsurance premiums should be recognized as earned over the contract period and corrected the error in its accounting methodology by restating previously issued financial statements. The Company issued press releases, which were filed with the Securities and Exchange Commission, on June 1, 1998 and June 29, 1998 announcing its intention to restate its historicalfinancial statements.

        The Company restated its previously issued financial statements for 1995, 1996 and 1997 and its first quarter 1998 Form 10-Q for the above items by issuance of a current report on Form 8-K dated August 19, 1998. These restatements resulted in a cumulative decrease to stockholders' equity of $75.2 million through March 31, 1998.

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

        The class action lawsuit filed in the Circuit Court of Jefferson County,Alabama has been dismissed and the derivative case has been placed on the administrative docket. The class actions filed in the United States District Court for the Northern District of Alabama have been consolidated into a single action in that district. The class representatives in that action have filed (a) a consolidated amended complaint alleging that the defendants violated the federal securities laws and (b) a motion for class certification, which was granted in 1999. The consolidated amended complaint also added as defendants Torchmark Corporation and the Company's former auditors, KPMG Peat Marwick, LLP. The consolidated amended complaint alleges various violations of the federal securities law and seeks unspecified but potentially significant damages.

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

        The Company has purchased directors' and officers' liability insurance ("D and O insurance") for the purposes of covering among other things the costs incurred in connection with these indemnification obligations. For the period in which most of the claims against the Company and certain of its directors and officers were asserted, the Company had in place a primary D and O insurance policy providing $25 million in coverage and an excess D and O insurance policy covering for an additional $25 million in coverage. The issuer of the primary D and O insurance policy, Cincinnati, has attempted to avoid coverage as discussed above, and the Company is vigorously resisting its efforts to do so.

        Subsequent to the initiation of the class actions described above, the Company secured additional excess D and O insurance providing coverage for losses in excess of $50 million up to $110 million, or additional excess coverage of $60 million for the class actions. The Company paid for this additional excess policy in full in 1998.

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

        As discussed above, the Company corrected its accounting for assumed reinsurance business through restatement of its previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under the Company's 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. The Company believes such treatment is appropriate under the terms of this treaty and has calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $54.4 million at June 30, 2000 exclusive of approximately $48.5 million that the company collected from significant reinsurers via the conversion of collateral on hand.

        NRMA, one of the participants in the 20 percent whole account quota share treaty, has filed a lawsuit in the United States District Court for the Northern District of Alabama contesting the Company's claim and the validity of the treaty, and is seeking return of $34.5 million collected by the conversion of collateral on hand. The Company filed a demand for arbitration as provided for by the treaty and filed a motion to compel arbitration which was granted in the United States District Court action. The Company has filed for arbitration against the other two participants on the treaty and those arbitrations are in their early stages. While management believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in their early stages and their ultimate outcome cannot be determined at this time.

        A dispute has arisen with F and G Re (on behalf of USF and G) under two aggregate stop loss reinsurance treaties whereby F and G assumed certain risk from the Company. During 1999, F and G Re filed for arbitration under those two treaties.

        While management believes its interpretation of the treaties' terms and computations based thereon are correct, this arbitration is in its early stages and its ultimate outcome cannot be determined at this time.

        On September 23, 1999, Torchmark Corporation, formerly the Company's largest common stockholder, filed a lawsuit in theCircuit Court of Jefferson County, Alabama against the Company asserting breach of contract, conversion and breach of duty in connection with the Company's preparation and filing of a registration statement covering its shares in accordance with certain registration rights claimed by Torchmark. This claim seeks an injunction requiring a registration statement to be filed, as well as compensatory and punitive damages. This litigation is in its early stages, and management is unable to assess the damages that may be awarded, if any. However, management does not believe that such damages, if any, would materially and adversely affect the Company's financial position or results of operations.

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

Other Commitments

        On June 13, 2000 Vesta purchased 3.75 million shares of the total of 5.13 million share of its common stock held by Torchmark for $6.30 per share. On June 29, 2000, Vesta sold the 3.75 million shares in three separate transactions to unrelated third parties. Simultaneously with these transactions, Vesta entered into contracts that allow it to repurchase those securities or otherwise arrange for the sale of those securities to third parties by December 29, 2000 such that the unrelated third parties will receive $6.30 per share.

Note E-Segment Information<pre>

                                                                                                    Six Months Ended June 30,
                                                                                                           2000          1999
Reinsurance operations

   Net premiums earned..........................................................................         $ 20,712     $ 57,013
   Net investment income and realized gain/(loss)...............................................            2,276        5,752
   Gain on sale of renewal rights...............................................................                        15,000
   Underwriting gain (loss).....................................................................            2,601      (7,391)                                                                                                                     (7,391)
          Total reinsurance operations                                                                      4,877       13,361
Personal operations
   Net premiums earned..........................................................................          108,684      132,336
   Net investment income and realized gain/(loss)...............................................           10,109       13,353
   Other income.................................................................................            1,651        2,180
   Underwriting gain (loss).....................................................................            (480)        1,386
          Total personal operations                                                                        11,280       16,919
Commercial operations (discontinued)...........................................................
   Net premiums earned..........................................................................            5,207       35,991
   Net investment income and realized gain/(loss)...............................................              523        3,632
   Other income.................................................................................                9          593
   Underwriting loss............................................................................           (1,357)      (6,076)
           Total discontinued commercial operations                                                          (825)      (1,851)
Other operations
   Interest expense.............................................................................           (6,166)      (7,103)
   Goodwill amortization........................................................................             (754)        (540)

     Total pretax income  from operations.......................................................           $ 8,412    $ 23,069
Total indentifiable assets
   Reinsurance operations
     Investments and other assets...............................................................           69,506    $ 307,816
     Deferred acquisition costs.................................................................            5,681       22,494
   Personal operations
     Investments and other assets...............................................................          532,574      433,596
     Deferred acquisition costs.................................................................           27,784       40,341
   Commercial operations
     Investments and other assets...............................................................           83,843      293,849
     Deferred acquisition costs.................................................................               60        7,028

Life Insurance operations

        Investments and other assets...........................                                             697,223
        Value of business acquired.............................                                              32,713
        Total assets............................................................................        $ 1,449,384  $ 1,105,124

Note F - Acquisition of American Founders Financial Corporation

         On June 30, 2000 the Company completed the acquisition of a 71% controlling interest in American Founders Financial Corporation for $25 million. American Founders is a life insurance holding company with approximately $2 billion (face value) of life products in force and approximately $185 million of annuity deposits as of December 31, 1999, American Founders is currently rated B+ by A.M. Best and operates in 40 states and the District of Columbia. The transaction has been accounted for as a purchase. Summarized below is a preliminary allocation of assets and liabilities acquired and the consolidated results of operations for the six-months ended June 30, 2000 and 1999 on an unaudited pro forma basis as if the acquisition had occurred as of January 1, 1999.The pro forma information is based on the Company's consolidated results of operations for the six-months ended June 30, 2000 and 1999 and on data provided by the acquired company, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

Assets and liabilities acquired (in thousands except per share amounts and unaudited):

                           Assets acquired
                                    Invested assets  .........          $594,554
                                    Value of business acquired            32,713
                                    Other assets     .........           102,669
                                    ........Total assets......          $729,936

                           Liabilities acquired:
                                    Future policy benefits              $508,531
                                    FHLB notes payable........           143,123
                                    Other liabilities........             53,282
                                    ........         .........          $704,936
Pro forma consolidated results of operations are as follows: (unaudited)

                                                                            Six Months ended
---------------------------------------------------------------------------------------------------------------------------------------
                                                                          June 30
---------------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------  ----------------
Total revenues                                                          $ 163,940  $248,108
---------------------------------------------------------------  ----------------  ----------
Income available to common shareholders                                   $ 9,713  $  14,173
---------------------------------------------------------------  ----------------  ----------
Income available to common shareholders per share-basic                   $  .53   $     .76
---------------------------------------------------------------  ----------------  ----------
Income available to common shareholders per share-diluted                 $  .44   $     .76
---------------------------------------------------------------------------------------------------------------------------------------

Note G. Shareholder Rights Plan

        On June 15, 2000, our Board of Directors adopted a stockholder rights plan which provides for the payment of a dividend of one preferred stock purchase right to be attached to each outstanding share of our common stock. Generally, each Right, if and when it becomes exercisable, will entitle the registered holder to purchase from the Company one one-hundredth (1/100) of a share of Vesta's Series B Junior Participating Preferred Stock at a price of $30.00 per one one-hundredth of a share. The value of the one one-hundredth interest in a share of Series B Preferred Stock purchasable upon exercise of each Right should, because of the nature of the Series B Preferred Stock's dividend, liquidation and voting rights, approximate the value of one share of our common stock. In addition, upon the occurrence of certain events, the holder of a Right may elect to receive, upon payment of the exercise price, securities in lieu of one one-hundredth (1/100) of a share of the Series B Preferred Stock which would have a then current market value of two times the amount of the exercise price.

         In the event any person acquires in excess of 10% of Vesta's outstanding common stock, each holder of a Right would be able to elect to receive, upon payment of the exercise price of the Right, a number of shares of our common stock having a then current market value of two times that exercise price. In the event Vesta did not have a sufficient number of shares of common stock available for issuance at that time, it could issue an economically equivalent security, such as the Series B Preferred Stock, in satisfaction of the exercise of the Right. Importantly, the person who acquired in excess of 10% of Vesta's common stock would not be entitled to exercise its Rights, and its interest in Vesta would be substantially diluted after giving effect to the exercise of all other Rights. For purposes of determining whether any person has acquired in excess of 10% of Vesta's outstanding common stock (an "Acquiring Person"), the common stock issuable upon conversion of Vesta's Series A Convertible Preferred Stock originally issued to the Birmingham Investment Group (described below) is deemed to be outstanding.

         Vesta has also agreed that, once a person has become an "Acquiring Person," it will not merge or otherwise combine with another entity, or sell 50% or more of its consolidated assets or earning power to another entity, unless adequate provision is made to ensure that each holder of a Right (other than the Acquiring Person, whose Rights will be void) will thereafter have the right to receive that number of shares of common stock of the acquiring company which, at the time of such transaction, will have a market value of two times the exercise price of the Right.

Note H. Subsequent Event

On July 3, 2000, the Company purchased the remaining 1.38 million shares held by Torchmark for $6.56 per share. Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations

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

        Our revenues from operations are derived primarily from net premiums earned on risks written by our insurance subsidiaries, investment income and investmentgains or losses. Our expenses consist primarily of payments for claims and underwriting expenses, including agents’ commissions and operating expenses.

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

        The Company has historically followed a practice of reinsuring a portion of its primary business to spread the risk of loss to reinsurers. The Company’s loss reserve levels historically have remained relatively stable from year to year despite changes in premium volume. The Company is continuing to cede portions of insurance risks while using its capital base to gradually increase, on a selective basis, its retention of certain property risks.

        Because catastrophe loss events are by their nature unpredictable, historical results of operations may not be indicative of expected results of future operations. The Company markets its primary personal insurance products throughout the United States. While the Company seeks to reduce its exposure to catastrophic events through the purchase of reinsurance, the occurrence of one or more major catastrophes in any given period could have a material adverse impact on the Company’s results of operations and financial condition and could result in substantial outflows of cash as losses are paid.

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

Litigation: See "Part II Item 1-Legal Proceedings" and Note C to the Consolidated Financial Statements for discussion of the current status of litigation.

        Reliance on Performance of Reinsurers: We evaluate the credit quality of the reinsuresr to which it cedes business. No assurance can be given regarding the future ability of any of our reinsurers to meet their obligations.

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

Comparison of Second Quarter 2000 to Second Quarter 1999

         Income available to common shareholders decreased by $2.1 million, or 46.7% to $2.4 million for the quarter ended June 30, 2000, from $4.5 million for the quarter ended June 30, 1999. On a diluted per share basis, income available to common shareholders for the second quarter of 2000 was $.10 per share versus net income of $.24 per share for the second quarter of 1999. The decrease in income available to common shareholder is primarily attributable to a $4.2 mill after tax investment gain from the sale of Vesta's interest in Vesta County Mutual recognized during the second quarter of 1999.

Premiums, Loss and LAE-Personal Lines

        Gross premiums written for personal lines decreased by $11.9 million, or 16.7%, to $59.4 million for the quarter ended June 30, 2000, from $71.3 million for the quarter ended June 30, 1999. The decline in personal lines gross written premiums is primarily attributable to declines in the homeowner’s and automobile lines.

        Net premiums written for personal lines decreased by $7.2 million, or 11.5%, to $55.9 million for the quarter ended June 30, 2000, from $63.1 million for the quarter ended June 30, 1999. Net premiums earned for personal lines decreased $7.8 million, or 13.0% to $52.1 million for the quarter ended June 30, 2000, from $59.9 million for the quarter ended June 30, 1999. The decrease in net premiums written and net premiums earned are primarily attributable to the decrease in gross written premiums, partially offset by lower ceded reinsurance premiums.

        Loss and loss adjustment expenses (“LAE”) for personal lines decreased by $11.5 million, or 30.3%, to $26.5 million for the quarter ended June 30, 2000, from $38.0 million for the quarter ended June 30, 1999. The loss and LAE ratio for personal lines for the quarter ended June 30, 2000 was 50.9% as compared to 63.5% at June 30, 1999. The decrease in loss and LAE incurred is primarily attributable to the decline in earned premium. The decrease in the loss and LAE ratio is primarily attributable to increased salvage and subrogation recoverable from prior years partially offset by increased severity in claims incurred in the second quarter.

Premiums. Loss and LAE-Reinsurance Assumed

        Gross premiums written for reinsurance decreased by $5.2 million, or 39.4% to $8.0 million for the quarter ended June 30, 2000, from $13.2 million for the quarter ended June 30, 1999. The decrease in gross written premiums is primarily attributable to continued decrease in this line of business as a block of policies acquired from Cigna is converted to personal lines.

        Net premiums written for reinsurance decreased by $12.6 million, or 70.4% to $5.3 million for the quarter ended June 30, 2000, from $17.9 million for the quarter ended June 30, 1999. Net premiums earned decreased $14.5 million, or 60.9% to $9.3 million for the quarter ended June 30, 2000, from $23.8 million for the quarter ended June 30, 1999. The decline in net premiums written and net premiums earned was primarily attributable to the decline in gross premiums written.

        Loss and LAE for reinsurance decreased by $12.3 million, or 63.3% to $7.1 million for the quarter ended June 30, 2000, from $19.4 million for the quarter ended June 30, 1999. The loss and LAE ratio for assumed reinsurance for the quarter ended June 30, 2000 was 76.0% as compared to 81.5% for the quarter ended June 30, 1999. The decrease in loss and LAE incurred for assumed reinsurance was primarily due to a decrease in net premiums earned. The decrease in the loss and LAE ratio is primarily attributed to improved claims experience in the assumed business.

Policy Acquisition Expenses and Other Expenses from Continuing Operations

        Policy acquisition expenses increased by $1.4 million, or 9.1% to $16.8 million for the quarter ended June 30, 2000, from $15.4 million for the quarter ended June 30, 1999. Other expenses include operating expenses not directly related to the generation of premium revenue, interest on debt and goodwill amortization. Operating expenses decreased $2.5 million as the company continued its cost reduction efforts.

Net Investment Income from Continuing Operations

        Net investment income decreased by $.9 million, or 14.5%, to $5.3 million for the quarter ended June 30, 2000, from $6.2 million for the quarter ended June 30, 1999. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.0% for the quarter ended June 30, 2000, compared with 5.4% for the quarter ended June 30, 1999. The decrease in investment income is primarily attributable to a decrease in average invested assets (excluding the AFFC acquisiton) partially offset by an increased investment yield resulting from a lower percentage of tax exempt securities in the current portfolio.

Federal Income Taxes

        Federal income taxes decreased by $1.2 million, or 41.4%, to $1.7 million for the quarter ended June 30, 2000. The effective rate on pre-tax income increased to 34.0% for the quarter ended June 30, 2000 versus 30.1% for the quarter ended June 30, 1999 due to lower tax exempt investment income.

Income/(Loss) from Discontinued Operations, Net of Tax

        Net premiums earned for commercial lines decreased by $14.5 million, or 83.4%, to $2.9 million for the quarter ended June 30, 2000, from $17.4 million for the quarter ended June 30, 1999 as a result of the Company’s exit from the commercial lines.

        Loss and LAE for commercial lines decreased by $11.9 million, or 82.1%, to $2.6 million for the quarter ended June 30, 2000, from $14.5 million for the quarter ended June 30, 1999. The loss and LAE ratio for the quarter ended June 30, 2000 was 91.2% as compared to 83.9% for the quarter ended June 30, 1999. The increase in loss and LAE ratio is primarily attributable to higher than anticipated claims expense. Policy acquisition expenses decreased $1.3 million as a result of decreased earned premium. Operating expenses decreased $3.6 million, from $4.3 million for the quarter ended June 30, 1999 to $0.7 million for the quarter ended June 30, 2000. The decrease was largely attributable to reduced expenses from workforce reductions consistent with discontinuing the business.

Comparison of Six Months Ended June 30, 2000 with Six Months Ended June 30, 1999

        Income available to common shareholders decreased by $4.7 million, or 35.3%, to $8.6 million for the period ended June 30, 2000, from $13.3 million for the period ended June 30, 1999. On a diluted per share basis, income available to common shareholders for the period ended June 30, 2000 was $.35 per share versus income available to common shareholders of $.71 per share for the period ended June 30, 1999. The decrease in income available to common shareholders is primarily attributable to a $9.8 million after tax gain from the sale of certain reinsurance renewal rights in the reinsurance segment and a $4.2 million after tax investment gain from the sale of Vesta's interest in Vesta County Mutual in the period ended June 30, 1999 partially offset by a $5.3 million extraordinary gain from extinguishments of debt in the six months ended June 30, 2000.

Premiums. Loss and LAE-Personal Lines

        Gross premiums written for personal lines decreased by $31.4 million, or 21.6%, to $113.7 million for the period ended June 30, 2000, from $145.1 million for the period ended June 30, 1999. The decline in personal lines gross written premiums is primarily attributable to the sale of Vesta County Mutual which accounted for $16.9 million of gross written premium in the period ended June 30, 1999. The remaining decrease in gross premium written was due to declines in the homeowner’s and auto lines.

        Net premiums written for Personal lines decreased by $24.0 million, or 18.6%, to $105.0 million for the period ended June 30, 2000, from $129.0 million for the period ended June 30, 1999. Net premiums earned for personal lines decreased $23.7 million, or 17.9% to $108.6 million for the period ended June 30, 2000, from $132.3 million for the period ended June 30, 1999. The decrease in net premiums written and net premiums earned are primarily attributable to the decrease in gross written premiums partially offset by reduced ceded reinsurance premiums.

        Loss and loss adjustment expenses (“LAE”) for personal lines decreased by $18.3 million, or 21.6%, to $66.3 million for the period ended June 30, 2000, from $84.6 million for the period ended June 30, 1999. The loss and LAE ratio for personal lines for the period ended June 30, 2000 was 61.0% as compared to 63.9% at June 30, 1999. The decrease in loss and LAE incurred is primarily attributable to the decline in earned premium. The decrease in the loss and LAE ratio is primarily attributable increased salvage and subrogation recoverable from prior years partially offset by increased claim severity and higher losses from multiple storms occurring during the six months ended June 30, 2000.

Premiums, Loss and LAE-Reinsurance

         Gross premiums written for reinsurance increased by $18.0 million to $16.9 million for the period ended June 30, 2000, from ($1.1) million for the period ended June 30, 1999. The increase in gross written premiums is primarily attributable to the novation and resulting unearned portfolio transfer related to the 100% reinsurance quota share treaty entered into effective January 1, 1999 with Hart Re in the six months ended June 30, 1999.

        Net premiums written for reinsurance increased by $17.3 million to $12.9 million for the period ended June 30, 2000, from ($4.4) million for the period ended June 30, 1999. Net premiums earned decreased $36.3 million, or 63.7% to $20.7 million for the period ended June 30, 2000, from $57.0 million for the period ended June 30, 1999. The decline in net premiums earned was primarily attributable to the Hart Re novation noted above and the subsequent runoff of those assumed reinsurance treaties not novated to Hart Re.

        Loss and LAE for reinsurance decreased by $20.1 million, or 58.3% to $14.4 million for the period ended June 30, 2000, from $34.5 million for the period ended June 30, 1999. The loss and LAE ratio for assumed reinsurance for the period ended June 30, 2000 was 69.5% as compared to 60.5% for the period ended June 30, 1999. The decrease in loss and LAE incurred for assumed reinsurance was primarily due to a decrease in net premiums earned. The increase in loss and LAE ratio is primarily attributable to development of prior year claims.

Policy Acquisition Expenses and Other Expenses from Continuing Operations

        Policy acquisition expenses decreased by $24.1 million, or 47.1% to $27.1 million for the period ended June 30, 2000, from $51.2 million for the period ended June 30, 1999. The decrease in policy acquisition expenses is primarily attributable to the decline in earned premium. Other expenses include operating expenses not directly related to generation of premium revenue, interest on debt and goodwill amortization. Operating expenses decreased $3.9 million as Vesta has continued to reduce costs. These factors caused the underwriting expense ratio to decrease from 39.4% in the period ended June 30, 1999 to 36.0% in the period ended June 30, 2000.

Net Investment Income from Continuing Operations

        Net investment income decreased by $.3 million, or 2.4%, to $12.4 million for the period ended June 30, 2000, from $12.7 million for the period ended June 30, 1999. The weighted average yield on invested assets (excluding realized and unrealized gains) was 5.9% for the period ended June 30, 2000, compared with 5.5% for the period ended June 30, 1999. The decrease in investment income is primarily attributable to a decrease in average invested assets partially offset by the increased investment yield resulting from a lower percentage of tax exempt securities in the current portfolio.

Federal Income Taxes

        Federal income taxes decreased by $4.6 million, or 59.7%, to $3.1 million for the period ended June 30, 2000. The effective tax on pre-tax income increased to 33.1% for the period ended June 30, 2000 versus 30.9% for the period ended June 30, 1999 primarily due to decreased tax exempt investment income.

Income/(Loss) from Discontinued Operations, Net of Tax

        Net premiums earned for commercial lines decreased by $30.8 million, or 85.5%, to $5.2 million for the period ended June 30, 2000, from $36.0 million for the period ended June 30, 1999 as a result of the Company’s exit from the commercial lines.

        Loss and LAE for commercial lines decreased by $22.0 million, or 84.4%, to $4.1 million for the period ended June 30, 2000, from $26.1 million for the period ended June 30, 1999. The loss and LAE ratio for the period ended June 30, 2000 was 78% as compared to 72.4% for the period ended June 30, 1999. The increase in loss and LAE and the loss ratio is primarily attributable to run off of the commercial lines business. Policy acquisition expenses decreased $5.4 million as a result of decreased earned premium. Operating expenses decreased $7.5 million, from $8.6 million for the period ended June 30,1999 to $1.1 million for the period ended June 30, 2000. The decrease was largely attributable to reduced expenses from workforce reductions consistent with discontinuing the business.

Liquidity and Capital Resources

        Vesta is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Group, a group of wholly owned property and casualty insurance companies including Vesta Fire. The insurance subsidiaries comprising the Vesta Group are individually supervised by various state insurance regulators. Vesta Fire is our principal operating subsidiary and reinsures substantially all business from our other operating subsidiaries. The principal uses of funds at the holding company level are to pay operating expenses, principal and interest on outstanding indebtedness and deferrable capital securities and dividends to shareholders if declared by the Board of Directors.

   Dividends

        The principal internal source of liquidity is dividends from our insurance subsidiaries. During the last three years, our insurance subsidiaries have produced operating results and paid dividends sufficient to fund our needs. Except for the regulatory restrictions described below, we are not aware of any demands or commitments of the insurance subsidiaries that would prevent them from paying dividends sufficient to meet our anticipated needs (including debt service) for at least the next twelve months.

        As a holding company with no other business operations, we rely primarily upon dividend payments from Vesta Fire to meet our cash requirements (including its debt service) and to pay dividends to our stockholders. Transactions between Vesta and its insurance subsidiaries, including the payment of dividends to Vesta by such subsidiaries, are subject to certain limitations under the insurance laws of those subsidiaries’ domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval.

Non-recurring Sources

        On February 29, 2000 we repaid the remaining $5 million outstanding on our credit facility with The Bank and cancelled the related credit agreement effective February 29, 2000.

        On March 3, 2000 we established a revolving credit facility with First Commercial Bank, Birmingham, Alabama (“First Commercial”) which consists of the following lines of credit:

o        a $7.5 million unsecured line which bears interest at First Commercial's prime rate +1/4%;

o        an  additional  $7.5  million  line  which  bears  interest  at First  Commercial's  prime  rate, secured  by a pledge of the management  contract  between our wholly owned  management  company,
         J. Gordon  Gaines,  Inc.,  and our operating  insurance subsidiaries.

Each of these newly established credit facilities mature on December 31, 2002. In addition, the credit agreements related to these facilities contain typical financial covenants which require us to maintain certain financial standards.

   Long Term Debt and Preferred Stock

        In the six months ended June 30, 2000, Vesta has extinguished $13.1 million of its 8.75% Senior Debentures for approximately $9.8 million plus accrued interest and all $44.1 million of our 12.5% Senior Notes for approximately $38.2 million, plus accrued interest.

Annual distribution obligations for the Company's long term debt and preferred stock outstanding at June 30, 2000 are as follows:
                                Security                            Principal              Annual Interest Obligation
                8.75%Senior Debentures due 2025                   $86.8 million                   $7.6 million
                8.525% Deferrable Capital Securities
                due 2027                                          $41.2 million                   $3.5 million
                Series A convertible Preferred Stock                $25 million                  $2.25 million

Subsidiaries

        The principal sources of funds for our insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. On a consolidated basis, net cash used in operations for the period ended June 30, 2000 and 1999, was $42.4 million and $37.2 million, respectively. The net cash used in operations is primarily attributable to the declines in loss reserves and unearned premium reserves as a result of the Company’s exit from the reinsurance assumed and commercial lines business.

        As of June 30, 2000, the Company’s investment portfolio consisted of short-term investments (8.7%), U.S. Government securities (8.1%), mortgage-backed securities (47.2%), corporate bonds (31%), municipal bonds (3.9%) and equity securities (1.1%). The Company expects current cash flow to be sufficient to meet operating needs, although invested assets have been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs.

Market Risk of Financial Instruments

        Vesta’s principal assets are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. The Company’s primary risk exposures are interest rate risk on fixed maturity investments and equity price risk for domestic stocks. Vesta manages its exposure to market risk by selecting investment assets with characteristics such as duration, yield and liquidity to reflect the underlying characteristics of the related insurance.

Special Note Regarding Forward-Looking Statements

        Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company’s filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

PART II

Item 1. Legal Proceedings

Securities Litigation

        Subsequent to the \filing of its quarterly report on Form 10-Q for the period ended March 31, 1998 with the Securities and Exchange Commission, the Company became aware of certain accounting irregularities consisting of inappropriate reductions of reserves and overstatements of premium income in the Company's reinsurance business that had been recorded in the fourth quarter of 1997 and the first quarter of 1998. The Company promptly commenced an internal investigation to determine the exact scope and amount of such reductions and overstatements. This investigation concluded that inappropriate amounts had, in fact, been recorded and the Company determined it should restate its previously issued 1997 financial statements and first quarter 1998 Form 10-Q. Additionally, during its internal investigation the Company re-evaluated the accounting methodology being utilized to recognize earned premium income in its reinsurance business. The Company had historically reported certain assumed reinsurance premiums as earned in the year in which the related reinsurance contracts were entered even though the terms of those contracts frequently bridged two years. The Company determined that reinsurance premiums should be recognized as earned over the contract period and corrected the error in its accounting methodology by restating previously issued financial statements. The Company issued press releases, which were filed with the Securities and Exchange Commission, on June 1, 1998 and June 29, 1998 announcing its intention to restate its historical financial statements.

        The Company restated its previously issued financial statements for 1995, 1996 and 1997 and its first quarter 1998 Form 10-Q for the above items by issuance of a current report on Form 8-K dated August 19, 1998. These restatements resulted in a cumulative decrease to stockholders' equity of $75.2 million through March 31, 1998.

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

        The class action lawsuit filed in the Circuit Court of Jefferson County,Alabama has been dismissed and the derivative case has been placed on the administrative docket. The class actions filed in the United States District Court for the Northern District of Alabama have been consolidated into a single action in that district. The class representatives in that action have filed (a) a consolidated amended complaint alleging that the defendants violated the federal securities laws and (b) a motion for class certification, which was granted in 1999. The consolidated amended complaint also added as defendants Torchmark Corporation and the Company's former auditors, KPMG Peat Marwick, LLP. The consolidated amended complaint alleges various violations of the federal securities law and seeks unspecified but potentially significant damages.

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

        The Company has purchased directors' and officers' liability insurance ("D and O insurance") for the purposes of covering among other things the costs incurred in connection with these indemnification obligations. For the period in which most of the claims against the Company and certain of its directors and officers were asserted, the Company had in place a primary D and O insurance policy providing $25 million in coverage and an excess D and O insurance policy covering for an additional $25 million in coverage. The issuer of the primary D and O insurance policy, Cincinnati, has attempted to avoid coverage as discussed above, and the Company is vigorously resisting its efforts to do so.

        Subsequent to the initiation of the class actions described above, the Company secured additional excess D and O insurance providing coverage for losses in excess of $50 million up to $110 million, or additional excess coverage of $60 million for the class actions. The Company paid for this additional excess policy in full in 1998.

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

        As discussed above, the Company corrected its accounting for assumed reinsurance business through restatement of its previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under the Company's 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. The Company believes such treatment is appropriate under the terms of this treaty and has calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $54.4 million at June 30, 2000 exclusive of approximately $48.5 million that the company collected from significant reinsurers via the conversion of collateral on hand.

        NRMA, one of the participants in the 20 percent whole account quota share treaty, has filed a lawsuit in the United States District Court for the Northern District of Alabama contesting the Company's claim and the validity of the treaty, and is seeking return of $34.5 million collected by the conversion of collateral on hand. The Company filed a demand for arbitration as provided for by the treaty and filed a motion to compel arbitration which was granted in the United States District Court action. The Company has filed for arbitration against the other two participants on the treaty and those arbitrations are in their early stages. While management believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in their early stages and their ultimate outcome cannot be determined at this time.

         A dispute has arisen with F and G Re (on behalf of USF and G)under two aggregate stop loss reinsurance treaties whereby F and G assumedcertain risk from the Company. During 1999, F and G Re filed for arbitration under those two treaties.

        While management believes its interpretation of the treaties' terms and computations based thereon are correct, this arbitration is in its early stages and its ultimate outcome cannot be determined at this time.

         On September 23, 1999, Torchmark Corporation, formerly the Company's largest common stockholder, filed a lawsuit in the Circuit Court of Jefferson County, Alabama against the Company asserting breach of contract, conversion and breach of duty in connection with the Company's preparation and filing of a registration statement covering its shares in accordance with certain registration rights claimed by Torchmark. This claim seeks an injunction requiring a registration statement to be filed, as well as compensatory and punitive damages. This litigation is in its early stages, and management is unable to assess the damages that may be awarded, if any. However, management does not believe that such damages, if any, would materially and adversely affect the Company's financial position or results of operations.

        On June 23, 1999, a subsidiary of Torchmark filed suit in the Circuit Court of Jefferson County, Alabama against two subsidiaries of the Company. The lawsuit claims that the Company's subsidiaries have failed to pay certain sums due under a marketing and administrative services agreement between the parties. The suit also seeks payment of certain commissions and administrative expenses. This litigation is in its early stages, and management is unable to assess the damages that may be awarded, if any.However, management does not believe that such damages, if any, would materially and adversely affect the Company's financial position or results of operations.

                                                     Item 2. Changes in Securities

                                                                 None.

                                                Item 3. Defaults Upon Senior Securities

                                                                 None.

     At the annual meeting of stockholders  held May 8, 2000, the following  matters were submitted to a vote of stockholders.  (Shares
Eligible to Vote 24,725,832; Shares Voted 12,440,264)

2.       Election of Directors

     Messrs. Walter M. Beale, Jr. and Stephen R. Windom were elected to additional three year terms on the Board of Directiors.

                                                                                                            For        Withheld
Beale.................................................................................................   12,271,296     168,968
Windom................................................................................................   12,273,896     166,368

     Messrs.  Robert B.D.  Batlivala.,  Ehney A. Camp III, Norman W. Gayle III,  Clifford F. Palmer,  Larry D. Striplin,  Jr., James E.
Tait,  and James H. Taylor  continue to serve on the Board of Directors.  On January 31, 2000, Mr. Stephen R. Windom was elected by the
Board of Directors to fill a vacancy on the Board of Directors.

2.       Amendment of Non Employee Director Stock Plan

     The Company's  Non-Employee  Director  Stock Plan (the "Plan") was amended to (i) increase the share reserve by 600,000 shares and
(ii) to permit the  Compensation  Committee to increase the number of shares of Common Stock subject to Initial Option grants or Annual
Option grants, in its discretion, subject to certain limitations.

                                                                                                     For       Against    Abstain
Ammendment of the Non-Employee Director Stock Plan.............................................. 11,179,550   1,184,190    76,524

3. Election of Auditors

     PricewaterhouseCoopers  was  appointed  as the  principal  independent  auditor of the Company and its  subsidiaries  for the year ending December 31, 2000.

                                                                                                      For      Against  Abstain
PricewaterhouseCoopers LLP......................................................................   12,317,912   54,113   68,239

                                                       Item 5. Other information

a)    EXHIBITS

  Exhibit No.                   ________________________________Description_________________________________

  2.1         Note Purchase Agreement, dated June 30, 2000, by and between American Founders Financial Corp., Vesta and Vesta
              Fire (Filed as exhibit 2.1 to Form 8-K filed July 14, 2000)

  27          Financial Data Schedule

  99.1        Risk Factors (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, filed on
              March 30, 2000 and incorporated herein by reference (File No. 1-12338)).

--------------

b)   Reports on Form 8-K.

         Current reports were filed on Form 8-K's dated July 14, 2000 and June 21, 2000  reporting the acquisition of American
      Founders Financial Corporation and the adoption of a Shareholder's Rights Plan, respectively.

     Pursuant  to the  requirements  of the  Securities  Act of 1933,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned "hereunto duly authorized.

                                                                        VESTA INSURANCE GROUP, INC.

Date: August 13, 2000

                                                                                          /s/   James E. Tait
---------------------------------------------------------------------------------------------------------------------------------------

                                                                                                James E. Tait
                                                                                           Executive Vice President
                                                                                         and Chief Financial Officer
                                                                                        (Principal Financial Officer)

Date: August 13, 2000

                                                                                        /s/   W. Perry Cronin
---------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 W. Perry Cronin
                                                                                             Senior Vice President,
                                                                                            Controller and Treasurer
                                                                                         (Principal Accounting Officer)