Form 10-Q
period 2000-11-14
VESTA INSURANCE GROUP INC
filed 2000-11-14
CIK 911576

                                           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                                      Washington, D.C. 20549

                                                               FORM 10-Q

(Mark One)

|X|                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                    SECURITIES EXCHANGE ACT OF 1934

                                           For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities
Exchange  Act of 1934  during the  preceding  12 months (or for such  shorter  period  that the  registrant  was  required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days.  |X|Yes |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                  The number of shares outstanding of the registrant's common stock,
                                                $.01 par value, as of November 13, 2000
                                                              18,825,832

VESTA INSURANCE GROUP, INC.

INDEX

       PART I       FINANCIAL INFORMATION                                                                                 Page
       -------      ---------------------                                                                                 ----
       Item 1.      Financial Statements:
                    Consolidated Balance Sheets at September 30, 2000 and
                    December 31, 1999...................................................................................    1
                    Consolidated Statements of Income and Comprehensive Income for the
                    Three Months and Nine months ended September 30, 2000 and 1999......................................    2
                    Consolidated Statements of Cash Flows for the
                    Nine months ended September 30, 2000 and 1999.......................................................    3
                    Notes to Consolidated Financial Statements..........................................................    4
       Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......................................................    10

       PART II      OTHER INFORMATION
       --------     -----------------

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
                                                                                             (Unaudited)
Assets:
    Investments
          Fixed maturities available for sale-at fair value (cost: 2000-$810,850 ;
          1999-$348,760).......................................................                     $ 812,857            $ 339,429
          Equity securities-at fair value: (cost: 2000-$8,158; 199-$2,092)                             10,694                1,865
          Mortgage and collateral loans........................................                        55,979                   --
          Policy loans.........................................................                        61,813                   --
          Short-term investments...............................................                        41,491              125,026
          Other invested assets................................................                        15,644                   --
          Total investments....................................................                       998,478              466,320
    Cash.......................................................................                         7,093               17,677
    Accrued investment income..................................................                        13,464                5,460
    Premiums in course of collection...........................................                        29,068               41,206
    Reinsurance balances receivable............................................                       342,347              193,345
    Reinsurance recoverable on paid losses.....................................                        65,841               77,925
    Value of business acquired.................................................                        33,380                   --
    Deferred policy acquisition costs..........................................                        32,320               40,357
    Deferred income taxes......................................................                        13,758               13,489
    Other assets...............................................................                        79,145               60,030
                                                                                                       ------               ------
          Total assets.........................................................                    $1,614,894             $915,809
                                                                                                   ==========             ========
Liabilities:
    Future policy benefits.....................................................                       671,315                   --
    Losses and loss adjustment expenses........................................                       272,942              354,709
    Unearned premiums..........................................................                       114,638              133,029
    Federal home loan bank notes...............................................                       148,732                   --
    Other liabilities..........................................................                        27,207               39,905
    Short term debt............................................................                         5,000                5,000
    Long term debt.............................................................                        86,007              141,876
    Minority interest..........................................................                        34,690                   --
                                                                                                       ------                   --
          Total liabilities....................................................                     1,360,531              674,519
Commitments and contingencies: See Note C
Deferrable Capital Securities..................................................                        41,225               41,225
Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, issued: 2,950,000........                30                   30
    Series B Junior participating preferred stock $.01 par value, 300,000 shares authorized, issued: none.........................................................
   Common stock, $.01 par value, 100,000,000 shares authorized, issued: 2000 -18,964,322;
   1999-18,964,322................................................                                         190                  190
    Additional paid-in capital..................................................                       170,368              172,272
    Accumulated other comprehensive income, net of applicable tax benefit of $1,014 and
          $3,346 in 2000 and 1999, respectively................................                         (1,884)              (6,213)
    Retained earnings..........................................................                          52,510               41,862
    Treasury stock (138,490 shares at cost at September 30, 2000 and December 31, 1999)...              (6,274)              (6,274)
    Receivable from issuance of restricted stock................................                        (1,802)              (1,802)
                                                                                                        -------              -------
                            Total stockholders' equity                                                  213,138              200,065
                                                                                                        =======              =======
                            Total liabilities and stockholders' equity                               $1,614,894            $ 915,809
                                                                                                     ==========            =========

VESTA INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

STATEMENTS OF INCOME

                                                                                September 30,               September 30,
                                                                                --------------              -------------
                                                                               2000         1999           2000        1999
                                                                               -----        -----          -----       ----

                                                                                  (unaudited)                 (unaudited)
Revenues:
   Net premiums written..............................................          $60,222      $72,425        $178,110      $197,077
   Decrease in unearned premiums.....................................            2,062       15,357          13,570        80,054
                                                                                 -----       ------          ------        ------
   Net premiums earned...............................................           62,284       87,782         191,680       277,131
   Net investment income.............................................           16,917        6,338          29,302        19,061
   Policy fees.......................................................            1,174           --           1,174            --
   Other, including realized gains and losses........................             (826)       8,033             825        32,239
                                                                                  ----        -----             ---        ------
        Total revenues...............................................           79,549      102,153         222,981       328,431
Expenses:
        Policyholder benefits........................................            4,302                        4,302
      Loss and loss adjustment expenses incurred.....................           35,015       52,887         115,724       172,027
      Policy acquisition expenses....................................           14,860       23,713          41,970        74,949
      Operating expenses.............................................           12,639        9,151          32,095        32,490
      Interest on debt...............................................            4,188        2,164          10,354         9,267
      Goodwill and other intangible amortization.....................              351          270           1,105           810
        Total expenses...............................................           71,355       88,185         205,550       289,543
Income from continuing operations before income taxes, minority
     interest and deferrable capital securities......................            8,194       13,968          17,431        38,888
Income tax expense...................................................            2,671        4,589           5,729        12,286
Deferrable capital securities interest, net of income tax............              571        1,402           1,713         4,126
Minority interests insubsidiary, net of income taxes.................              858           --            858             --

Income from continuing operations....................................            4,094        7,977           9,131        22,476
Loss from discontinued operations, net of tax........................             (98)       (2,947)         (642)       (4,150)
Gain on debt extinguishments, net of tax.............................              --           --           5,250           --
Net income...........................................................            3,996         5,030        13,739         18,326
Preferred stock dividends............................................            1,272           --          2,398            --
Income available to common shareholders..............................           $2,724       $5,030        $ 11,341       $18,326
                                                                                ======       ======        ========       =======
Basic income from continuing operations per common share.............           $  .23       $  .43          $  .50        $ 1.20
                                                                                ======       ======          ======        ======
Basic income available to common shareholders per common share.......           $  .15       $  .27          $  .62        $  .98
                                                                                ======       ======          ======        ======
Diluted income from continuing operations per common share...........           $  .17       $  .43          $  .37        $ 1.20
                                                                                ======       ======          ======        ======
Diluted income available to common shareholders per common share.....           $  .14       $  .27          $  .53        $  .98
                                                                                ======       ======          ======        ======
Dividends declared per common share..................................           $.0125       $  --           $.0375        $   --
                                                                                ======       ======          ======        ======

                                               STATEMENTS OF COMPREHENSIVE INCOME
Net income .......................................................           $ 3,996        $5, 030        $ 13,739     $ 18,326
Other comprehensive income, net of tax:
         Unrealized   holding  gains   (losses)  on   available-for-sale
securities, net of applicable tax expense (benefit) of $1,280,$(161),
$2,331 and $(3,135), respectively.................................             2,400         (299)           4,671      (6,384)
         Less realized losses (gains) on available-for-sale securities, net of applicable tax (benefit) expense of $(12), $618, $(184)
and $2,890,respectively.....................................................    (22)        1,148           (342)       5,330
                                                                               2,378       (1,447)          4,329      (11,714)
Comprehensive income .............................................            $6,374       $ 3,583        $ 18,068     $  6,612
                                                                              ======       =======        ========     ========

                                      See accompanying Notes to Consolidated Financial Statements

VESTA INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

                                                                                                              Nine months ended
                                                                                                                September 30,
                                                                                                                -------------
                                                                                                              2000        1999
                                                                                                              -----       ----

                                                                                                                 (Unaudited)
Operating Activities:
   Net income ..........................................................................................       $13,739     $ 18,326
   Adjustments to reconcile net income to cash from operating activities:
     Change in:
        Loss and LAE reserves...........................................................................      (82,382)     (118,464)
        Unearned premium reserve........................................................................      (18,392)     (140,660)
        Premiums in course of collection................................................................        12,138        77,425
        Reinsurance balances receivable.................................................................        27,242        39,171
        Reinsurance recoverable on paid losses..........................................................        12,084        48,869
        Other assets and liabilities....................................................................      (36,808)      (13,762)
     Policy acquisition costs deferred..................................................................      (19,073)      (48,063)
     Policy acquisition costs amortized.................................................................        27,110        85,691
     Amortization and depreciation......................................................................         4,496         4,811
     Investment (gains) losses..........................................................................         2,321      (12,470)
     Extraordinary gain.................................................................................       (5,250)        --
     Net cash used in operating activities..............................................................      (62,775)      (59,126)
Investing Activities:
    Investments sold or matured:
       Fixed maturities available for sale-matured, called or sold......................................        117,802      190,064
       Equity securities................................................................................            491       21,351
    Investments acquired:
        Fixed maturities available for sale.............................................................       (91,037)    (118,385)
         Equity securities..............................................................................        (2,797)      (1,072)
    Net cash paid for acquisition.......................................................................       (13,561)
    Net change in other long term investments...........................................................          5,028
    Net (increase)  decrease in short-term investments..................................................         92,462     (52,395)
    Disposition of Vesta County Mutual..................................................................             --       11,200
    Additions to property, plant and equipment..........................................................        (3,698)      (2,059)
    Dispositions of property, plant and equipment.......................................................            --          673
     Net cash provided from  investing activities.......................................................        104,690       49,377
Financing Activities:
    Repayment of long and short term debt...............................................................       (43,911)     (49,965)
     Issuance of preferred stock........................................................................                      25,075
     Net deposits and withdrawals from insurance liabilities                                                   (4,970)
   Dividends paid.......................................................................................       (1,256)        (698)
    Purchase of treasury stock..........................................................................      (33,285)
    Issuance of treasury stock..........................................................................        30,923
   Capital contributions from exercising options........................................................           --        (559)
     Net cash used in financing activities..............................................................      (52,499)     (26,147)
Decrease in cash........................................................................................      (10,584)     (35,896)
Cash at beginning of year...............................................................................        17,677       47,311
Cash at end of period...................................................................................      $  7,093    $ 11, 415
                                                                                                              ========    ---------

See accompanying Notes to Consolidated Financial Statements

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( amounts in thousands except per share amounts)

Note- A Significant Accounting Policies

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

         New Accounting Standards. In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. This statement defers the effective date of SFAS No. 133. As a result, SFAS No. 133 will not be effective for the Company, until the year 2001. The impact of the reporting requirements of SFAS No. 133 on the Company will depend on the nature and amount of derivative instruments the Company might have at date of implementation. The Company does not currently believe the impact will be material.

        In December 1999, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes the SEC staff”s views in applying generally accepted accounting principles to the recognition of revenues. The Company has evaluated the impact of the reporting requirements of SAB No. 101 and has determined that there will be no material impact on its consolidated results of operations, financial position or cash flows.

        Income per share. Basic EPS is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares except when the additional shares would produce anti-dilutive results.

        Reconciliation of income available to common shareholders and average shares outstanding for the nine months ending September 30, 2000 and 1999 and the three months ending September 30, 2000 and 1999 are as follows:

                                                                  Nine months ended September 30
                                                                        2000          1999
                                                                        ----          ----
Income available to common shareholders                              $11,341      $ 18,326
Preferred stock dividends on convertible preferred stock               1,689           --
Adjusted income available to common shareholders                     $13,030      $ 18,326
                                                                     =======      ========

Average shares outstanding-basic                                      18,231        18,682
Stock options and restricted stock                                       233            22
Convertible preferred stock                                            5,900            --
Average shares outstanding-diluted                                    24,364        18,704

                                                                    Three months ended September 30
                                                                             2000        1999
                                                                             ----        ----
Income available to common shareholders                                    $2,724      $5,030
Preferred stock dividends on convertible preferred stock                      563          --
Adjusted  income available to common shareholders                          $3,287      $5,030
                                                                           ======      ======

Average shares outstanding-basic                                           17,918      18,675
Stock options and restricted stock                                            232          65
Convertible preferred stock                                                 5,900          --
Average shares outstanding-diluted                                         24,050      18,740
                                                                           ======      ======

     Earnings per share for discontinued  operations and extraordinary  gains for the three and nine-month  periods ended September 30,
2000 and 1999 are as follows:
                                                                           2000                        1999
                                                                   3 month     9 month         3 month      9 month
                    Basic Earnings per share:
                        Discontinued Operations            $ (.01)            $ (.04)            $ (.16)             $ (.22)
                        Extraordinary Gain                     --             $   .29                --                  --
                    Diluted Earnings per share:
                        Discontinued Operations                --             $ (.03)            $ (.16)             $ (.22)
                        Extraordinary Gain                     --             $   .22                --                  --

        Change in estimate-During the nine month period ended September 30, 2000, the Company began a new program to enhance the timeliness and amount of collections of salvage and subrogation. An evaluation of amounts available for collection, when considered with other factors, resulted in a reduction to calculated reserves of approximately $9.5 million pre-tax. This was recorded in the quarter ending June 30, 2000.

Note B- Early extinguishments of long term debt

        The Company recorded extraordinary gains, net of tax and related debt issue costs, of $5.3 million for the nine-month period ended September 30, 2000, as a result of the early redemption of long term debt. For the nine months ended September 30, 2000, the Company has redeemed $44.1 million of its 12.5% Senior Notes and approximately $13.1 million of its 8.75% Senior Debentures. The redemptions were funded with internally generated cash. The warrants attached to the 12.5% Senior Notes have been cancelled.

Note C-Commitments and Contingencies

Securities Litigation

         Subsequent to the filing of its quarterly report on Form 10-Q for the period ended March 31, 1998 with the Securities and Exchange Commission, the Company became aware of certain accounting irregularities consisting of inappropriate reductions of reserves and overstatements of premium income in the Company's reinsurance business that had been recorded in the fourth quarter of 1997 and the first quarter of 1998. The Company promptly commenced an internal investigation to determine the exact scope and amount of such reductions and overstatements. This investigation concluded that inappropriate amounts had, in fact, been recorded and the Company determined it should restate its previously issued 1997 financial statements and first quarter 1998 Form 10-Q. Additionally, during its internal investigation the Company re-evaluated the accounting methodology being utilized to recognize earned premium income in its reinsurance business. The Company had historically reported certain assumed reinsurance premiums as earned in the year in which the related reinsurance contracts were entered even though the terms of those contracts frequently bridged two years. The Company determined that reinsurance premiums should be recognized as earned over the contract period and corrected the error in its accounting methodology by restating previously issued financial statements. The Company issued press releases, which were filed with the Securities and Exchange Commission, on September 1, 1998 and September 29, 1998 announcing its intention to restate its historical financial statements.

        The Company restated its previously issued financial statements for 1995, 1996 and 1997 and its first quarter 1998 Form 10-Q for the above items by issuance of a current report on Form 8-K dated August 19, 1998. These restatements resulted in a cumulative decrease to stockholders' equity of $75.2 million through March 31, 1998.

        Commencing in September 1998, Vesta and several of its current and former officers and directors were named in several purported class action lawsuits in the United States District Court for the Northern District of Alabama and in one purported class action lawsuit in the Circuit Court of Jefferson County, Alabama. Several of Vesta's officers and directors also have been named in a derivative action lawsuit in the Circuit Court of Jefferson County, Alabama, in which Vesta is a nominal defendant.

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

        These matters are in their early stages and their ultimate outcome cannot be determined. Accordingly, the Company has not currently recorded any reserves relating to any of the above-referenced actions.

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

        As discussed above, the Company corrected its accounting for assumed reinsurance business through restatement of its previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under the Company's 20 percent whole account quota share treaty which was terminated on September 30, 1998 on a run-off basis. The Company believes such treatment is appropriate under the terms of this treaty and has calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $54.4 million at September 30, 2000 exclusive of approximately $48.5 million that the company collected from such reinsurers via the conversion of collateral on hand.

        NRMA, one of the participants in the 20 percent whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting the Company's claim and the validity of the treaty, and seeking return of $34.5 million collected by the conversion of collateral on hand. The Company filed a demand for arbitration as provided for by the treaty and filed a motion to compel arbitration which was granted in the United States District Court action. The Company has filed for arbitration against the other two participants on the treaty and those arbitrations are in their early stages. While management believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in their early stages and their ultimate outcome cannot be determined at this time.

        A dispute has arisen with F and G Re (on behalf of USF and G) under two aggregate stop loss reinsurance treaties whereby F and G assumed certain risk from the Company. During 1999, F and G filed for arbitration under those two treaties.

         A dispute has also arisen with CIGNA Property and Casualty Insurance Company (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby the Company assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement.

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

         On June 23, 1999, a subsidiary of Torchmark filed suit in the Circuit Court of Jefferson County, Alabama against two subsidiaries of the Company. The lawsuit claims that the Company's subsidiaries have failed to pay certain sums due under a marketing and administrative services agreement between the parties. The suit also seeks payment of certain commissions and administrative expenses. This litigation is in its discovery stages, and management is unable to assess the damages that may be awarded, if any. However, management does not believe that such damages, if any, would materially and adversely affect the Company's financial position or results of operations.

Other Commitments

         On June 13, 2000 Vesta purchased 3.75 million shares of its common stock held by Torchmark for $6.30 per share. On June 29, 2000, Vesta sold the 3.75 million shares in three separate transactions to unrelated third parties. Simultaneously with these transactions, Vesta entered into contracts that allow it to repurchase those securities or otherwise arrange for the sale of those securities to third parties by December 29, 2000 such that the unrelated third parties will receive $6.30 per share.

Note E-Segment Information

         In the period ending September 30, 2000, the Company changed its segment reporting to reflect a change in our reportable segments due to the acquisition of American Founders Financial Corporation and the start up of a specialty lines segment. A brief description of each segment is as follows:

Standard Property-Casualty

         The standard property-casualty segment is primarily engaged in the marketing and distribution of personal lines products including Homeowners and Personal Auto coverages. Our products are distributed primarily through 2,500 independent agents in 42 states.

Life Insurance

         Our life insurance segment markets term insurance products, annuities and universal life through independent agents networks.

Specialty lines

         Our specialty lines segment enters into arrangements whereby we write property-casualty insurance and reinsure substantially all of the risks to reinsurers in exchange for fees.

Corporate and Other

         Corporate and other primarily consists of net investment income on capital, interest on all debt and certain expenses not directly associated with a particular segment.

         The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated net income and assets.

Segment information for the nine months ending September 30, 2000 and 1999 are as follows (in thousands):
                                     Total Revenue        Interest Expense        Pretax Income         Total Assests
                                      2000    1999          2000     1999           2000    1999           2000   1999
Standard Property-Casualty         $197,776  $290,320        --       --          $18,860  $18,544      $396,281 $561,229
Life Insurance                       13,881                $2,497     --            2,967    --          906,457    --
Specialty Lines                         141      --           --      --              210    --            1,862    --
Corporate Other                     11,183    38,111       7,857     $9,267        (4,606)  20,344        213,138   189,203
                                   $222,981   $328,431    $10,354    $9,267       $17,431  $38,888     $1,517,738  $750,432
                                   ========   ========    =======                 =======  =======     ==========  ========

         The Commercial segment, which is not included herein because it has been discontinued reported revenue of $5.8 million and $51.6 million for the nine months ended September 30, 2000 and 1999 respectively. Pre tax income (loss) was $(1.0) million and $(7.6) million and total assets were $97 million and $256.8 million for nine months ended September 30, 2000 and 1999 respectively.

Note F - Acquisition of American Founders Financial Corporation

         On June 30, 2000 the Company completed the acquisition of a 71% controlling interest in American Founders Financial Corporation for $25 million. American Founders is a life insurance holding company with approximately $1 billion (face value) of life products in force and approximately $185 million of annuity deposits as of December 31, 1999, American Founders is currently rated B+ by A.M. Best and operates in 40 states and the District of Columbia. The transaction has been accounted for as a purchase. Summarized below is an allocation of assets and liabilities acquired and the consolidated results of operations for the nine-months ended September 30, 2000 and 1999 on an unaudited pro forma basis as if the acquisition had occurred as of January 1, 1999. The pro forma information is based on the Company's consolidated results of operations for the nine-months ended September 30, 2000 and 1999 and on data provided by the acquired company, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

Assets and liabilities acquired (in thousands except per share amounts, unaudited):
                           Assets acquired
                                    Invested assets                    $863,094
                                    Value of business acquired           33,380
                                    Other assets                         15,632
                                                                     ----------
                                            Total assets               $912,106

                           Liabilities acquired:
                                    Future policy benefits             $690,701
                                    FHLB notes payable                  143,123
                                    Other liabilities                    53,282
                                                                     ----------
                                            Total liabilities          $887,106

Pro forma consolidated results of operations are as follows (in thousands except per share amount, unaudited):

                                                                      Nine months ended
                                                                       September 30

                                                                   2000            1999

Total revenues                                                     $ 249,359      $ 368,810
Income available to common shareholders                            $  12,813      $  19,119
Income available to common shareholders per share-basic            $     .70      $    1.02
Income available to common shareholders per share-diluted          $     .53      $    1.02

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Results of Operations

        The Company writes primary property-casualty insurance on selected Personal lines risks, balanced between risks of property damage (which is susceptible to faster determination of ultimate loss but is highly unpredictable) and casualty exposure (which is more predictable but takes longer to determine the ultimate loss), annuity and life insurance products and we write property-casualty insurance for reinsurers in exchange for a fee. In the past, we also wrote primary insurance on a variety of Commercial Lines risks. In each of these segments, we focused principally on property coverages, for which ultimate losses generally can be more promptly determined than on casualty risks. In the fourth quarter of 1999, we received final regulatory approval to discontinue our commercial insurance operations. Accordingly, our commercial lines segment is discussed herein as a discontinued operation.

        Our revenues from operations are derived primarily from net premiums earned on risks written by our insurance subsidiaries, policy fees, investment income and investment gains or losses. Our expenses consist primarily of payments for claims and underwriting expenses, including agents’ commissions and operating expenses.

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

        Competition: The insurance industry is highly competitive on the basis of both price and service. In recent years there has been a trend in the industry toward consolidation which could result in even more competitive pricing. We also face competition from foreign insurance companies, captive insurance companies and risk retention groups. In the future, the industry, including us, may face increasing insurance underwriting competition from banks and other financial institutions.

Litigation: See "Part II Item 1-Legal Proceedings" and Note C to the Consolidated Financial Statements for discussion of the current status of litigation.

        Reliance on Performance of Reinsurers: We evaluate the credit quality of the reinsurers to which it cedes business. No assurance can be given regarding the future ability of any of our reinsurers to meet their obligations.

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

Comparison of Third Quarter 2000 to Third Quarter 1999

         Income available to common shareholders decreased by $2.3 million, or 46% to $2.7 million for the quarter ended September 30, 2000, from $5.0 million for the quarter ended September 30, 1999. On a diluted per share basis, income available to common shareholders for the Third Quarter of 2000 was $.14 per share versus net income of $.27 per share for the Third Quarter of 1999. The decrease in income available to common shareholder is primarily attributable to $3.1 million of after tax investment gains recognized during the Third Quarter of 1999 and the recognition of a $1.1 million after tax loss from the proposed sale of a building in Shelby, Ohio in the Third Quarter of 2000.

Standard Property-Casualty

         Net premiums written for standard property-casualty lines decreased by $14.1 million, or 19.5%, to $58.3 million for the quarter ended September 30, 2000, from $72.4 million for the quarter ended September 30, 1999. Net premiums earned for standard property-casualty lines decreased $27.1 million, or 31.0% to $60.6 million for the quarter ended September 30, 2000, from $87.7 million for the quarter ended September 30, 1999. The decrease in net premiums written and net premiums earned are primarily attributable to the decrease in new policy application that occurred when we were temporarily downgraded by A.M. Best to a B (good).

        Loss and loss adjustment expenses (“LAE”) for standard property-casualty lines decreased by $17.9 million, or 33.8%, to $35.0 million for the quarter ended September 30, 2000, from $52.9 million for the quarter ended September 30, 1999. The loss and LAE ratio for property-casualty lines for the quarter ended September 30, 2000 was 57.7% as compared to 60.2% at September 30, 1999. The decrease in loss and LAE incurred is primarily attributable to the decline in earned premium. The decrease in the loss and LAE ratio is primarily attributable to a decrease in catastrophe losses in the current period versus the prior year.

        Policy acquisition expenses decreased by $9.8 million, or 41.4% to $13.9 million for the quarter ended September 30, 2000, from $23.7 million for the quarter ended September 30, 1999 primarily due to the decrease in earned premium.

Life Insurance

        Premiums and policy fees were $2.9 million for the quarter ended September 30, 2000 compared to zero for the comparable prior period due to the acquisition of American Founders on June 30, 2000. American Founders has approximately $1.2 billion face amount of life insurance and annuities in force at September 30, 2000.

Specialty Lines

         Net premiums written for specialty lines were $.4 million for the quarter ended September 30, 2000. Net premiums earned for specialty lines were $.1 million for the quarter ended September 30, 2000. For the quarter ended September 30, 2000, the Company earned approximately $114 thousand of fees.

Net Investment Income from Continuing Operations

        Net investment income increased by $10.6 million, or 168%, to $16.9 million for the quarter ended September 30, 2000, from $6.3 million for the quarter ended September 30, 1999. The weighted average yield on invested assets (excluding realized and unrealized gains) was 7.0% for the quarter ended September 30, 2000, compared with 5.4% for the quarter ended September 30, 1999. The increase in investment income is primarily attributable to an increase in average invested assets from the American Founders acquisition and an increased investment yield resulting from a lower percentage of tax exempt securities in the current portfolio.

Federal Income Taxes

        Federal income taxes decreased by $1.9 million, or 41.3%, to $2.7 million for the quarter ended September 30, 2000. The effective rate on pre-tax income increased to 32.6% for the quarter ended September 30, 2000 versus 32.9% for the quarter ended September 30, 1999 due to lower tax exempt investment income.

Comparison of Nine months ended September 30, 2000 with Nine months ended September 30, 1999

         Income available to common shareholders decreased by $7.0 million, or 38.25%, to $11.3 million for the period ended September 30, 2000, from $18.3 million for the period ended September 30, 1999. On a diluted per share basis, income available to common shareholders for the period ended September 30, 2000 was $.53 per share versus income available to common shareholders of $.98 per share for the period ended September 30, 1999. The decrease in income available to common shareholders is primarily attributable to a $9.8 million after tax gain from the sale of certain reinsurance renewal rights and a $3.1 million after tax investment gain from the sale of Vesta's interest in Vesta County Mutual in the period ended September 30, 1999, and a $1.1 million after tax loss on the proposed sale of a building in Shelby, Ohio, partially offset by a $5.3 million extraordinary gain from extinguishments of debt in the nine months ended September 30, 2000.

Standard Property-Casualty Lines

        Net premiums written for standard property-casualty lines decreased by $20.9 million, or 10.6%, to $176.2 million for the period ended September 30, 2000, from $197.1 million for the period ended September 30, 1999. Net premiums earned for standard property-casualty lines decreased $87.2 million, or 31.5% to $190 million for the period ended September 30, 2000, from $277.2 million for the period ended September 30, 1999. The decrease in net premiums written and net premiums earned are primarily attributable a reduction in new policy applications in late 1999 and 2000 that occurred when we were temporarily downgraded by A.M. Best to a B (good).

        Loss and loss adjustment expenses (“LAE”) for standard property-casualty lines decreased by $56.3 million, or 32.7%, to $115.7 million for the period ended September 30, 2000, from $172.0 million for the period ended September 30, 1999. The loss and LAE ratio for personal lines for the period ended September 30, 2000 was 60.9% as compared to 62.1% at September 30, 1999. The decrease in loss and LAE incurred is primarily attributable to the decline in earned premium. The decrease in the loss and LAE ratio is primarily attributable to increased salvage and subrogation recoverable from prior years partially offset by increased claim severity and higher losses from multiple storms occurring during the nine months ended September 30, 2000.

        Policy acquisition expenses decreased by $33.9 million, or 45.2% to $41.0 million for the period ended September 30, 2000, from $74.9 million for the period ended September 30, 1999 primarily due to the decrease in earned premium.

Life Insurance

        Premiums and policy fees were $2.9 million for the period ended September 30, 2000 compared to zero for the comparable prior year period, due to the acquisition of American Founders on June 30, 2000. American Founders has approximately $1.2 billion face amount of life insurance and annuities in force at September 30, 2000.

Specialty Lines

         Net premiums written for specialty lines were $.4 million for the period ended September 30, 2000. Net premiums earned for specialty lines were $.1 million for the period ended September 30, 2000. For the period ended September 30, 2000, the Company earned approximately $114 thousand of fees for these arrangements.

Net Investment Income from Continuing Operations

        Net investment income increased by $10.2 million, or 53.4%, to $29.3 million for the period ended September 30, 2000, from $19.1 million for the period ended September 30, 1999. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.4% for the period ended September 30, 2000, compared with 5.7% for the period ended September 30, 1999. The increase in investment income is primarily attributable to an increase in average invested assets from the acquisition of American Founders and increased investment yield resulting from a lower percentage of tax exempt securities in the current portfolio.

Federal Income Taxes

        Federal income taxes decreased by $6.6 million, or 53.6%, to $5.7 million for the period ended September 30, 2000. The effective tax on pre-tax income increased to 32.9% for the period ended September 30, 2000 versus 31.6% for the period ended September 30, 1999 primarily due to decreased tax exempt investment income.

Liquidity and Capital Resources

         Vesta is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Group, a group of wholly owned property and casualty insurance companies including Vesta Fire and a 71% interest in American Founders Financial Corporation, a life insurance holding company. The insurance subsidiaries comprising the Vesta Group are individually supervised by various state insurance regulators. The principal uses of funds at the holding company level are to pay operating expenses, principal and interest on outstanding indebtedness and deferrable capital securities and dividends to shareholders if declared by the Board of Directors.

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

Credit Facilities

        On March 3, 2000, we established a revolving credit facility with First Commercial Bank, Birmingham, Alabama (“First Commercial”) which consists of the following lines of credit:

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

   Long Term Debt and Preferred Stock

        In the nine months ended September 30, 2000, Vesta has extinguished $13.1 million of its 8.75% Senior Debentures for approximately $9.8 million plus accrued interest and all $44.1 million of our 12.5% Senior Notes for approximately $38.2 million, plus accrued interest.

        Annual distribution obligations for the Company’s long term debt and preferred stock outstanding at September 30, 2000 are as follows:

                                 Security                            Principal             Annual Interest Obligation
                                 --------                            ---------             --------------------------
                8.75%  Senior Debentures due 2025...                $86.8 million                  $7.6 million
                8.525% Deferrable Capital Securities
                        due 2027....................                $41.2 million                  $3.5 million
                Series A convertible Preferred Stock..              $25 million                    $2.25 million

Subsidiaries

        The principal sources of funds for our insurance subsidiaries are premiums, policy fees, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. On a consolidated basis, net cash used in operations for the period ended September 30, 2000 and 1999, was $62.8 million and $59.1 million, respectively. The net cash used in operations is primarily attributable to the declines in loss reserves and unearned premium reserves as a result of the Company’s exit from the reinsurance assumed and commercial lines business.

        As of September 30, 2000, the Company’s investment portfolio consisted of short-term investments (4.8%), U.S. Government securities (6.9%), mortgage-backed securities (46.2%), corporate bonds (30.2%), municipal bonds (3.6%) equity securities (1.8%) and mortgage and collateral loans (6.5%). The Company expects current cash flow to be sufficient to meet operating needs, although invested assets have been categorized as available for sale in the event short-term cash needs exceed available resources. The Company adjusts its holdings of cash, short-term investments and invested assets available for sale according to its seasonal cash flow needs.

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

PART II

Item 1. Legal Proceedings

Securities Litigation

         Subsequent to the filing of its quarterly report on Form 10-Q for the period ended March 31, 1998 with the Securities and Exchange Commission, the Company became aware of certain accounting irregularities consisting of inappropriate reductions of reserves and overstatements of premium income in the Company's reinsurance business that had been recorded in the fourth quarter of 1997 and the first quarter of 1998. The Company promptly commenced an internal investigation to determine the exact scope and amount of such reductions and overstatements. This investigation concluded that inappropriate amounts had, in fact, been recorded and the Company determined it should restate its previously issued 1997 financial statements and first quarter 1998 Form 10-Q. Additionally, during its internal investigation the Company re-evaluated the accounting methodology being utilized to recognize earned premium income in its reinsurance business. The Company had historically reported certain assumed reinsurance premiums as earned in the year in which the related reinsurance contracts were entered even though the terms of those contracts frequently bridged two years. The Company determined that reinsurance premiums should be recognized as earned over the contract period and corrected the error in its accounting methodology by restating previously issued financial statements. The Company issued press releases, which were filed with the Securities and Exchange Commission, on September 1, 1998 and September 29, 1998 announcing its intention to restate its historical financial statements.

         The Company restated its previously issued financial statements for 1995, 1996 and 1997 and its first quarter 1998 Form 10-Q for the above items by issuance of a current report on Form 8-K dated August 19, 1998. These restatements resulted in a cumulative decrease to stockholders' equity of $75.2 million through March 31, 1998.

         Commencing in September 1998, Vesta and several of its current and former officers and directors were named in several purported class action lawsuits in the United States District Court for the Northern District of Alabama and in one purported class action lawsuit in the Circuit Court of Jefferson County, Alabama. Several of Vesta's officers and directors also have been named in a derivative action lawsuit in the Circuit Court of Jefferson County, Alabama, in which Vesta is a nominal defendant.

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

         These matters are in their early stages and their ultimate outcome cannot be determined. Accordingly, the Company has not currently recorded any reserves relating to any of the above-referenced actions.

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

         As discussed above, the Company corrected its accounting for assumed reinsurance business through restatement of its previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under the Company's 20 percent whole account quota share treaty which was terminated on September 30, 1998 on a run-off basis. The Company believes such treatment is appropriate under the terms of this treaty and has calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $54.4 million at September 30, 2000 exclusive of approximately $48.5 million that the company collected from such reinsurers via the conversion of collateral on hand.

         NRMA, one of the participants in the 20 percent whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting the Company's claim and the validity of the treaty, and seeking return of $34.5 million collected by the conversion of collateral on hand. The Company filed a demand for arbitration as provided for by the treaty and filed a motion to compel arbitration which was granted in the United States District Court action. The Company has filed for arbitration against the other two participants on the treaty and those arbitrations are in their early stages. While management believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in their early stages and their ultimate outcome cannot be determined at this time.

         A dispute has arisen with F and G Re (on behalf of USF and G) under two aggregate stop loss reinsurance treaties whereby Fand G assumed certain risk from the Company. During 1999, F and G Re filed for arbitration under those two treaties.

         A dispute has also arisen with CIGNA Property and Casualty Insurance Company (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby the Company assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement.

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

         On June 23, 1999, a subsidiary of Torchmark filed suit in the Circuit Court of Jefferson County, Alabama against two subsidiaries of the Company. The lawsuit claims that the Company's subsidiaries have failed to pay certain sums due under a marketing and administrative services agreement between the parties. The suit also seeks payment of certain commissions and administrative expenses. This litigation is in its discovery stages, and management is unable to assess the damages that may be awarded, if any. However, management does not believe that such damages, if any, would materially and adversely affect the Company's financial position or results of operations.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

a) EXHIBITS

None

__________

b) Reports on Form 8-K.

A current report was filed on Form 8-K/A dated September 12, 2000 reporting the required financial statements in connection with the acquisition of American Founders Financial Corporation.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned “hereunto duly authorized.

                                                                        VESTA INSURANCE GROUP, INC.

Date: November 14, 2000

                                                                                          /s/   W. Perry Cronin
                                                                                               W. Perry Cronin
                                                                                            Senior Vice President
                                                                                         and Chief Financial Officer
                                                                                        (Principal Financial Officer)

Date: November 14, 2000

                                                                                        /s/   Hopson B. Nance
                                                                                                 Hopson B. Nance
                                                                                               Vice President,
                                                                                                   Controller
                                                                                         (Principal Accounting Officer)
[THIS PAGE INTENTIONALLY LEFT BLANK]