Form 10-K405/A
period 1999-12-31
VESTA INSURANCE GROUP INC
filed 2000-11-29
CIK 911576

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                Commission file number
   December 31, 1999                                            1-12338

                          VESTA INSURANCE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Delaware                                               63-1097283
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

  3760 River Run Drive, Birmingham, AL                              35243
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

              Registrant's telephone number, including area code:
                                 (205) 970-7000

          Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE ON
   TITLE OF EACH CLASS             CUSIP NUMBER:          WHICH REGISTERED:

Common Stock, $.01 Par Value         925391104      Common Stock, $.01 Par Value

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                       YES [X]    NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K ((S)229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                      REGISTRANT AS OF NOVEMBER 24, 2000:
                                  $94,129,160

   THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF
                        NOVEMBER 24, 2000 is 18,825,832

                      DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE VESTA INSURANCE GROUP, INC. PROXY STATEMENT FOR ITS 2000 ANNUAL
  MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

                      Documents Incorporated by Reference

Parts I, II, III, and IV of the Company's Form 10-K for the year ended December 31, 1999, except as amended herein.

Explanatory Note

The Registrant, in consultation with the Registrant's accountants, has determined to restate its financial statements for the year ended December 31, 1999. This Amendment includes these restated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 12, 2000 (except for Note V for which the date is November 28, 2000).

The restatement relates solely to the presentation and calculation of certain earnings per share amounts and income available to common stockholders to include a gain on the extinguishment of deferreable capital securities. The restatement does not effect net income or stockholder's equity as of and for the year ending December 31, 1999.


The items amended are as follows:

Part II, Item 6 Selected Financial Data
Part II, Item 8 Financial Statements and Supplementary Data
Part IV, Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                    Part II
                       Item 6.   Selected Financial Data

  The following information should be read in conjunction with the Company's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K/A.

                                                                                        Year Ended December 31,
                                                                      ------------------------------------------------------------
                                                                         1999        1998         1997         1996        1995
                                                                      ----------  -----------  -----------  ----------  ----------
Statement of Operations Data
 Gross Premiums Written.............................................   $262,206   $  634,609   $  780,146    $607,198    $459,631
 Net Premiums Written...............................................    242,862      422,569      492,978     443,255     341,722
 Net Premiums Earned................................................    344,106      441,325      474,785     405,658     266,729
 Net Investment Income..............................................     26,907       28,862       31,960      21,374      15,311
 Gain on sale of Assumed reinsurance................................     15,000           --           --          --          --
 Investment Gains (Losses)..........................................      7,956        3,272        3,283          32         276
 Other..............................................................      9,327        5,473        2,094         188         216
                                                                       --------   ----------   ----------    --------    --------
 Total Revenues.....................................................    403,296      478,932      512,122     427,252     282,532
                                                                       --------   ----------   ----------    --------    --------
 Losses and LAE Incurred............................................    211,701      337,131      274,650     230,636     170,530
 Policy Acquisition and Other Underwriting Expenses.................    131,300      225,227      163,831     135,495      83,754
 Loss on Asset Impairment...........................................         --       65,496           --          --          --
 Amortization of Goodwill...........................................      2,118        5,177        3,065         484         264
 Interest Expense...................................................     13,215       14,054       10,859      10,059       5,273
                                                                       --------   ----------   ----------    --------    --------
 Total Losses and Expenses..........................................    358,334      647,085      452,405     376,674     259,821
                                                                       --------   ----------   ----------    --------    --------
 Income (Loss) From Operations Before Income Tax....................     44,962     (168,153)      59,717      50,578      22,711
 Income Taxes (benefit).............................................     13,633      (48,555)      21,257      16,428       6,846
 Deferrable capital securities interest, net of income tax..........      5,632        5,449        5,051          --          --
                                                                       --------   ----------   ----------    --------    --------
 Income (loss) from continuing operations...........................   $ 25,697   $ (125,047)  $   33,409    $ 34,150    $ 15,865
 Income (loss)from discontinued operations..........................     (2,242)     (16,137)       3,451       2,663       6,727
 Preferred stock dividend...........................................       (563)          --           --          --          --
 Gain on extinguisment of Deferrable Capital Securities.............   $  9,548
 Income (loss) available to common stockholders (4).................   $ 32,440   $ (141,184)  $   36,860    $ 36,813    $ 22,592
 Basic Earnings per share from continuing operations................   $   1.37   $    (6.74)  $     1.79    $   1.81    $    .84
 Basic Earnings Per Share available to common
  stockholders (2)(4)...............................................   $   1.73   $    (7.61)  $     1.98    $   1.95    $   1.20
 Shares used in per share calculation (2)...........................     18,699       18,548       18,600      18,860      18,842
 Diluted Earnings Per Share from continuing operations (2)..........   $   1.27   $    (6.74)  $     1.75    $   1.92    $   1.19
 Diluted Earnings Per Share available to common stockholders (4)....       1.63   $    (7.61)  $     1.93    $   1.92    $   1.19
 Shares used in per share calculation (2)...........................     20,202       18,548       19,053      19,157      18,970
 Cash dividends per share...........................................        .04          .15          .15         .20         .13

 Balance Sheet Data (at end of period)
 Total Investments and Cash.........................................   $483,997   $  634,668   $  656,816    $427,276    $422,516
 Total Assets.......................................................    915,809    1,347,702    1,636,859     871,385     735,758
 Reserves For Losses and LAE........................................    354,709      504,911      596,797     173,275     168,502
 Long Term Debt.....................................................    141,876       98,302       98,602      98,279      98,163
 Total Liabilities..................................................    674,519    1,089,675    1,239,523     599,466     488,499
 Deferrable Capital Securities......................................     41,225      100,000      100,000          --          --
 Stockholders' Equity...............................................    200,065      158,027      297,336     271,919     247,259

 Certain Financial Ratios and Other Data
 GAAP (3)
 Loss and LAE Ratio.................................................       61.6%        76.4%        57.9%       56.9%       64.0%
 Underwriting Expense Ratio.........................................       38.2         51.1         34.5        33.4        31.4
                                                                       --------   ----------   ----------    --------    --------
 Combined Ratio.....................................................       99.8%       127.5%        92.4%       90.3%       95.4%
 SAP (1)
 Loss and LAE Ratio.................................................       66.5%        90.4%        65.6%       57.9%       57.2%
 Underwriting Expense Ratio.........................................       31.1         42.1         51.7        31.8        33.4
                                                                       --------   ----------   ----------    --------    --------
 Combined Ratio.....................................................       97.6%       132.5%       117.3%       89.7%       90.6%
                                                                       --------   ----------   ----------    --------    --------
 Net Premiums Written to Surplus Ratio..............................        .89x        2.81x        1.49x       1.53x       1.44x
 Surplus............................................................   $271,986   $  220,210   $  317,875    $352,695    $318,997

---------------
* As a result of the Company's decision in 1999 to discontinue its commercial lines segment, all periods presented have been reclassified to present operations on a continuing and discontinued basis.

(1) Statutory data have been derived from the financial statements of the Company prepared in accordance with SAP and filed with insurance regulatory authorities.

(2) Restated for 3-for-2 stock split paid on January 22, 1996.

(3) Ratios calculated for continuing operations.

(4) Revised as described in Note V to the Company's 1999 Consolidated Financial Statements included herein.

             Item 8.   Financial Statements and Supplementary Data

                                                                                                  Page
                                                                                                  -----
Report of Independent Accountants..............................................................      5
Independent Auditors' Report...................................................................      6
Consolidated Balance Sheets at December 31, 1999 and 1998......................................      7
Consolidated Statements of Operations and Comprehensive Income (loss) for each of the
   years in the three-year period ended December 31, 1999......................................      8
Consolidated Statements of Stockholders' Equity for each of the years in the three-year period
   ended December 31, 1999.....................................................................      9
Consolidated Statements of Cash Flows for each of the years in the three-year period ended
   December 31, 1999...........................................................................     10
Notes to Consolidated Financial Statements.....................................................     11

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

  As described in Note V, the Company revised its 1999 calculation of income available to common stockholders and the related earnings per share computations.

                                     PricewaterhouseCoopers, LLP

Birmingham, Alabama
March 12, 2000, (except for Note V for
which the date is November 28, 2000)

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

                          VESTA INSURANCE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                       December 31,
                                                                                           ------------------------------------
                                                                                                 1999               1998
                                                                                           -----------------  -----------------
Assets:
 Investments:
 Fixed maturities available for sale--at fair value (cost: 1999--$348,760;
    1998--$446,516)......................................................................          $339,429         $  457,219
 Equity securities--at fair value: (cost: 1999--$2,092; 1998--$18,127)...................             1,865             21,099
 Short-term investments..................................................................           125,026            131,029
                                                                                                   --------         ----------
    Total investments....................................................................           466,320            609,347
 Cash....................................................................................            17,677             25,321
 Accrued investment income...............................................................             5,460              7,194
 Premiums in course of collection (net of allowances for losses of $2,412 in
    1999 and $1,712 in 1998).............................................................            41,206            121,948
 Reinsurance balances receivable.........................................................           193,345            265,903
 Reinsurance recoverable on paid losses..................................................            77,925            111,577
 Deferred policy acquisition costs.......................................................            40,357             90,855
 Property and equipment..................................................................            15,602             18,442
 Income tax receivable...................................................................                --             17,950
 Deferred income taxes...................................................................            13,489             19,090
 Other assets............................................................................            19,514             35,681
 Goodwill and other intangibles..........................................................            24,914             24,394
                                                                                                   --------         ----------
    Total assets.........................................................................          $915,809         $1,347,702
                                                                                                   ========         ==========
Liabilities:
 Reserves for:
 Losses and loss adjustment expenses.....................................................           354,709            504,911
 Unearned premiums.......................................................................           133,029            309,515
                                                                                                   --------         ----------
                                                                                                    487,738            814,426

 Deferred gain on retroactive reinsurance................................................             3,275              9,848
 Reinsurance balances payable............................................................             3,439             49,028
 Other liabilities.......................................................................            33,191             48,071
 Short term debt.........................................................................             5,000             70,000
 Long term debt..........................................................................           141,876             98,302
                                                                                                   --------         ----------
    Total liabilities....................................................................           674,519          1,089,675

Commitments and contingencies: See Note I

Deferrable Capital Securities............................................................            41,225            100,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares authorized, issued: 1999--
    2,950,000 shares, 1998--0............................................................                30                 --
 Common stock, $.01 par value, 32,000,000 shares authorized, issued: 1999--
    18,964,322 and 1998--18,964,322......................................................               190                190
 Additional paid-in capital..............................................................           179,046            156,465
 Accumulated other comprehensive income, net of tax (benefit) expense of $(3,346)
    and $4,786 in 1999 and 1998, respectively............................................            (6,213)             8,889
 Retained earnings.......................................................................            41,862             10,120
 Treasury stock (283,086 and 310,918 shares at cost at December 31, 1999 and
    1998, respectively)..................................................................           (13,048)           (15,592)
 Receivable from issuance of restricted stock............................................            (1,802)            (2,045)
                                                                                                   --------         ----------
    Total stockholders' equity...........................................................           200,065            158,027
                                                                                                   --------         ----------
    Total liabilities, Deferrable Capital Securities and stockholders' equity............          $915,809         $1,347,702
                                                                                                   ========         ==========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                       (in thousands, except share data)

                                                                                         For the Year Ended December 31,
                                                                                  ---------------------------------------------
                                                                                       1999            1998           1997
                                                                                  --------------  --------------  -------------
Revenues:
 Net premiums written...........................................................     $242,862       $ 422,569       $492,978
 Decrease (increase) in unearned premium........................................      101,244          18,756        (18,193)
                                                                                     --------       ---------       --------
 Net premiums earned............................................................      344,106         441,325        474,785
 Net investment income..........................................................       26,907          28,862         31,960
 Gain on sale of assumed reinsurance renewal rights.............................       15,000              --             --
 Realized investment gains......................................................        7,956           3,272          3,283
 Other..........................................................................        9,327           5,473          2,094
                                                                                     --------       ---------       --------
    Total revenue...............................................................      403,296         478,932        512,122
Expenses:
 Losses and loss adjustment expenses incurred...................................      211,701         337,131        274,650
 Policy acquisition expenses....................................................       88,638         149,905        133,220
 Operating expenses.............................................................       42,662          75,322         30,611
 Interest on debt...............................................................       13,215          14,054         10,859
 Loss on asset impairment.......................................................           --          65,496             --
 Goodwill and other intangible amortization.....................................        2,118           5,177          3,065
                                                                                     --------       ---------       --------
    Total expenses..............................................................      358,334         647,085        452,405
 Income (loss)from continuing operations before taxes and deferred
    capital securities..........................................................       44,962        (168,153)        59,717
 Income taxes (benefit).........................................................       13,633         (48,555)        21,257
 Deferred capital security interest, net of tax.................................        5,632           5,449          5,051
                                                                                     --------       ---------       --------
 Income (loss) from continuing operations.......................................       25,697        (125,047)      $ 33,409
 Income (loss) from discontinued operations, net of tax.........................       (2,242)        (16,137)         3,451
    Net income (loss)...........................................................       23,455        (141,184)        36,860
 Preferred stock dividend.......................................................         (563)             --             --
 Gain on extinguishment of deferrable capital securities, net of tax............        9,548
                                                                                     --------       ---------       --------
 Income (loss) available to common stockholders (See Note V)....................     $ 32,440       $(141,184)      $ 36,860
                                                                                     ========       =========       ========
 Basic net income (loss) from continuing operations per common share............     $   1.37       $   (6.74)      $   1.79
                                                                                     ========       =========       ========
 Basic net income (loss) available to common stockholders per common
    share.......................................................................     $   1.73       $   (7.61)      $   1.98
                                                                                     ========       =========       ========
 Diluted net income (loss) from continuing operations per common share..........     $   1.27       $   (6.74)      $   1.75
                                                                                     ========       =========       ========
 Diluted net income (loss) available to common stockholders per common
    share.......................................................................     $   1.63       $   (7.61)      $   1.93
                                                                                     ========       =========       ========

 STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Net income (loss)...............................................................     $ 23,455       $(141,184)      $ 36,860
Other comprehensive income, net of tax:
 Unrealized holding gains (losses) on available-for-sale securities net of tax
    (benefit) expense of $(5,347), $2,676 and $2,778 in 1999, 1998 and
    1997, respectively..........................................................       (9,930)          1,187          7,521
 Less realized gains on available-for-sale securities net of tax expense of
    $2,784, $1,145 and $1,149 in 1999, 1998 and 1997, respectively..............        5,172           2,127          2,134
                                                                                     --------       ---------       --------
                                                                                      (15,102)           (940)         5,387
 Gain on extinguishments of Deferrable Capital Securities net of tax
    expense of $5,141...........................................................        9,548              --             --
                                                                                     --------       ---------       --------
Comprehensive income (loss).....................................................     $ 17,901       $(142,124)      $ 42,247
                                                                                     ========       =========       ========

          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)



                                                                       Accumulated                            Receivable
                                                          Additional      Other                                  From
                                      Preferred Common     Paid-in    Comprehensive    Retained    Treasury   Restricted
                                        Stock    Stock     Capital    Income (Loss)    Earnings     Stock        Stock       Total
                                      --------- ------   -----------  --------------  ---------    --------   ----------- ---------
Balance, December 31,
 1996...............................      --      $190     $161,037     $  4,442      $ 120,011    $(10,554)   $(3,207)   $ 271,919
Net income..........................      --        --           --           --         36,860          --                  36,860
Change in restricted stock
 receivable.........................      --        --           --           --             --          --       (684)        (684)
Treasury stock acquisitions.........      --        --           --           --             --     (21,164)        --      (21,164)
Treasury stock issued for
 options exercised..................      --        --       (1,061)          --             --       6,302         --        5,241
Common dividends declared
 (0.15 per share)...................      --        --           --           --         (2,797)         --         --       (2,797)
Net change in unrealized
 gains net of tax of $3,927.........      --        --           --        5,387             --          --         --        5,387
Tax benefit from exercise of
 stock options......................      --        --        2,574           --             --          --         --        2,574
                                      ------    ------     --------     --------      ---------    --------    -------    ---------
Balance, December 31,
 1997...............................      --       190      162,550        9,829        154,074     (25,416)    (3,891)     297,336
Net income..........................      --        --           --           --       (141,184)         --         --     (141,184)
Change in restricted stock
 receivable.........................      --        --           --           --             --          --      1,846        1,846
Treasury stock issued for
 options exercised..................      --        --       (6,833)          --             --       9,824         --        2,991
Common dividends declared
 (.15 per share)....................      --        --           --           --         (2,770)         --         --       (2,770)
Net change in unrealized
 gains net of tax of
 $(1,531)...........................      --        --           --         (940)            --          --         --         (940)
Tax benefit from exercise of
 stock options......................      --        --          748           --             --          --         --          748
                                      ------    ------     --------     --------      ---------    --------    -------    ---------
Balance, December 31,
 1998...............................      --       190      156,465        8,889         10,120     (15,592)    (2,045)     158,027
Net income..........................      --        --           --           --         23,455          --         --       23,455
Preferred Stock dividend............      --        --           --           --           (563)         --         --         (563)
Change in restricted stock
 receivable.........................      --        --           --           --             --          --        243          243
Treasury stock issued for
 restricted stock...................      --        --       (2,464)          --             --       2,544         --           80
Common dividends declared
 (0.04 per share)...................      --        --           --           --           (698)         --         --         (698)
Net change in unrealized
 gains net of tax of
 $(8,133)...........................      --        --           --      (15,102)            --          --         --      (15,102)
Issuance of preferred stock.........      30        --       25,045           --             --          --         --       25,075
Extinguishment of Deferrable
 Capital Securities, net of
 tax of $5,141......................      --        --           --           --          9,548          --         --        9,548
                                      ------    ------     --------     --------      ---------    --------    -------    ---------
Balance, December 31,
 1999...............................      30      $190     $179,046     $ (6,213)     $  41,862    $(13,048)   $(1,802)   $ 200,065
                                      ======    ======     ========     ========      =========    ========    =======    =========


          See accompanying Notes to Consolidated Financial Statements.

                          VESTA INSURANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                                         For the Year Ended December 31,
                                                                                       -----------------------------------
                                                                                          1999        1998         1997
                                                                                       ----------  -----------  ----------
Operating Activities:
 Net income (loss)...................................................................  $  23,455    $(141,184)  $  36,860
 Adjustments to reconcile net income (loss) to cash provided from operations.......................................................................
 Changes in:
    Loss and LAE reserves............................................................   (150,202)     (91,886)    140,152
    Unearned premium reserves........................................................   (176,485)     (55,537)     38,350
    Deferred income taxes............................................................      7,911        9,434       3,959
    Accrued income taxes.............................................................     18,401      (34,933)    (18,354)
    Reinsurance balances payable.....................................................    (45,589)      (7,869)      5,735
    Other liabilities................................................................    (21,875)     (26,633)     18,617
    Premiums in course of collection.................................................    153,299      179,874    (285,188)
    Reinsurance recoverable on paid losses...........................................     33,651       25,063      (8,515)
    Other assets.....................................................................      4,965        2,403      15,519
 Policy acquisition costs deferred...................................................    (48,739)    (153,331)   (112,981)
 Policy acquisition costs amortized..................................................     99,237      164,600     105,209
 Investment gains....................................................................     (7,956)      (3,272)     (3,283)
 Amortization and depreciation.......................................................      6,237       11,647       4,803
 Goodwill impairment.................................................................         --       74,496          --
 (Gain) Loss on disposition of property, plant, equipment............................        410           --         (38)
                                                                                       ---------    ---------   ---------
    Net cash used in operations......................................................   (103,280)     (47,128)    (59,155)

Investing Activities:
 Investments sold, matured, and called:
    Fixed maturities available for sale--matured, called and sold....................    293,966      156,377     283,723
    Equity securities................................................................     21,588        3,822       2,291
 Investments acquired:
    Fixed maturities available for sale..............................................   (193,621)    (116,007)    (52,871)
    Equity securities................................................................     (1,071)      (4,323)         --
    Net cash paid for acquisition....................................................         --           --    (245,811)
 Net (increase) decrease in short-term investments...................................      6,003      (12,005)    (13,610)
 Disposition of Vesta County Mutual..................................................     11,200           --          --
 Additions to property and equipment.................................................     (2,294)      (5,659)     (4,182)
 Dispositions of property and equipment..............................................        671        1,677         289
                                                                                       ---------    ---------   ---------
    Net cash provided from (used in) investing activities............................    136,442       23,882     (30,171)

Financing Activities:
 Net change in short term debt.......................................................    (65,000)      25,000      23,000
 Issuance of long term debt and deferrable capital securities........................     44,082           --     100,321
 Retirement of long term debt and deferrable capital securities......................    (44,589)        (300)         --
 Issuance of treasury stock..........................................................         --           --       6,302
 Acquisition of treasury stock.......................................................         --           --     (21,164)
 Dividends paid......................................................................       (698)      (2,770)     (2,797)
 Preferred stock issuance............................................................     25,075           --          --
 Capital contributions from exercising stock options.................................        324        4,836         828
                                                                                       ---------    ---------   ---------
 Net cash provided from (used in) financing activities...............................    (40,806)      26,766     106,490
                                                                                       ---------    ---------   ---------
Increase (decrease) in cash..........................................................     (7,644)       3,520      17,164
Cash at beginning year...............................................................     25,321       21,801       4,637
                                                                                       ---------    ---------   ---------
Cash at end of year..................................................................  $  17,677    $  25,321   $  21,801
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

                          VESTA INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Significant Accounting Policies (continued)

                                                                                   Year Ended December 31,
                                                                             -----------------------------------
                                                                               1999         1998         1997
                                                                             ---------  -------------  ---------
                                                                               (in thousands except per share
                                                                                            data)
BASIC NET INCOME PER SHARE:
   Weighted average common shares outstanding..............................     18,699        18,549      18,600
   Net income (loss) available to common stockholders......................    $32,440     $(141,184)    $36,860
   Basic net income (loss) per share available to common
       stockholders........................................................    $  1.73     $   (7.61)    $  1.98
DILUTED NET INCOME PER SHARE:
   Weighted average common shares outstanding..............................     18,699        18,549      18,600
Net effect of assumed conversion of Preferred stock........................      1,503            --          --
Net effect of the assumed exercise of stock options based on the
   treasury stock method using average market price for the year...........         --            --         453
                                                                               -------     ---------     -------
Total weighted average common shares and common stock
   equivalents outstanding.................................................     20,202        18,549      19,053
   Net income(loss) available to common
    stockholder............................................................    $33,003     $(141,184)    $36,860
   Diluted net income (loss) per share available to common
    stockholders...........................................................    $  1.63     $   (7.61)    $  1.93

  Long lived assets: The Company evaluates long lived assets and certain identifiable intangibles held and used by an entity for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is based on undiscounted future projected cash flows of the asset or asset group. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the assets. Fair value is generally determined by discounting future projected cash flows of the asset or asset group under review.

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

  New Accounting Standard. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value, In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. This statement defers the effective date of SFAS No. 133. As a result, SFAS No. 133 will not be effective for the Company, until the year 2001. The impact of the reporting requirements of SFAS No. 133 on the Company will depend on the nature and amount of derivative instruments the Company might have at date of implementation. The Company does not currently believe the impact will be material.

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

  A reconciliation of Vesta's insurance subsidiaries' reported statutory net income (loss) to Vesta's consolidated GAAP net income (loss) is as follows:

                                                                                   Year Ended December 31,
                                                                         --------------------------------------------
                                                                              1999           1998           1997
                                                                         --------------  -------------  -------------
  Statutory net income (loss)..........................................       $ 67,234      $(107,074)     $ (44,941)
  Accounting Irregularities(1).........................................             --          7,715             --
  Deferral of acquisition costs........................................         48,739        153,331        112,981
  Amortization of acquisition costs....................................        (99,237)      (164,600)      (105,209)
  Effects of retroactive reinsurance...................................          6,573          7,097        (16,945)
  Differences in insurance policy liabilities..........................          9,429         14,910         13,177
  Reinsurance premium and loss accrual.................................             --             --         46,785
  Deferred income taxes................................................        (11,365)        39,293          2,732
  Income (loss) of non-insurance entities and other....................          3,705        (10,751)        32,011
  Investment gains.....................................................            495             --            276
  Goodwill and other intangible amortization...........................         (2,118)        (6,609)        (4,007)
  Loss on asset impairment.............................................             --        (74,496)            --
                                                                              --------      ---------      ---------
  GAAP net income (loss)...............................................       $ 23,455      $(141,184)     $  36,860
                                                                              ========      =========      =========

                          VESTA INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C--Statutory Accounting and Regulation (continued)

  A reconciliation of Vesta's insurance subsidiaries' reported statutory stockholders' equity to Vesta's consolidated GAAP stockholders' equity is as follows:

                                                                                   Year Ended December 31,
                                                                         -------------------------------------------
                                                                             1999           1998           1997
                                                                         -------------  -------------  -------------
  Statutory stockholder's equity.......................................     $ 271,986      $ 220,210      $ 317,875
  Deferred gain on retroactive reinsurance.............................        (3,275)        (9,848)       (16,945)
  Differences in insurance policy liabilities..........................         7,044         55,343         15,554
  Deferred policy acquisition costs....................................        40,357         90,855        102,124
  Deferred income taxes................................................        13,489         19,090          7,310
  Nonadmitted assets...................................................        13,689         22,131            297
  Goodwill and other intangible assets.................................        24,914         24,394         96,141
  Net liabilities of non-insurance entities............................      (163,208)      (274,850)      (231,204)
  Unrealized gain (loss) on investments................................        (4,931)        10,702          6,184
                                                                            ---------      ---------      ---------
  GAAP stockholders' equity............................................     $ 200,065      $ 158,027      $ 297,336
                                                                            =========      =========      =========

---------------
(1) In June 1998, the Company completed an internal investigation which resulted in a reduction of net income of approximately $13.6 million relating to the fourth quarter of 1997 and the first quarter of 1998. For GAAP purposes, the amounts relating to 1997 were corrected in 1997, while for statutory purposes, the amounts related to the fourth quarter of 1997 were recorded in the 1998 statutory reports as the 1997 statutory reports had been filed prior to such discovery.

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


Note D--Investment Operations

  Investment income is summarized as follows:

                                                                                    Year Ended December 31,
                                                                             -------------------------------------
                                                                                1999         1998         1997
                                                                             -----------  -----------  -----------
  Fixed maturities.........................................................     $24,215      $27,930      $23,876
  Equity securities........................................................         135          422          248
  Short-term investments...................................................       9,885        9,323       12,763
                                                                                -------      -------      -------
                                                                                 34,235       37,675       36,887
  Less investment expense..................................................      (2,130)      (2,617)        (927)
                                                                                -------      -------      -------
  Investment income........................................................     $32,105      $35,058      $35,960
  Investment income allocated to discontinued
      operations...........................................................      (5,198)      (6,196)      (4,000)
  Net investment income from
      continuing operations................................................     $26,907      $28,862      $31,960
                                                                                =======      =======      =======

  An analysis of gains (losses) from investments is as follows:

                                                                                   Year Ended December 31,
                                                                             -----------------------------------
                                                                                 1999         1998        1997
                                                                             ------------  -----------  --------
  Realized investment gains (losses) from:
   Fixed maturities........................................................     $   (250)     $   159     $3,000
   Equity securities.......................................................        8,206        3,113        283
                                                                                --------      -------     ------
                                                                                $  7,956      $ 3,272     $3,283
                                                                                --------      -------     ------
  Net change in unrealized investment gains (losses) on:
   Fixed maturities available for sale.....................................     $(15,634)     $ 4,060     $3,772
   Equity securities available for sale....................................       (3,199)      (6,531)     5,542
  Less: Applicable tax (benefit) expense...................................       (3,731)      (1,531)     3,927
                                                                                --------      -------     ------
  Net change in unrealized gains (losses)..................................     $(15,102)     $  (940)    $5,387
                                                                                ========      =======     ======

                          VESTA INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D--Investment Operations (continued)

  A summary of fixed maturities and equity securities by amortized cost and estimated fair value at December 31, 1999 and 1998 is as follows:

                                                                       Cost or      Gross       Gross
                                                                     -----------  ----------  ----------
                                                                      Amortized   Unrealized  Unrealized     Fair
1999:                                                                -----------  ----------  ----------  -----------
-----                                                                   Cost        Gains       Losses       Value
                                                                     -----------  ----------  ----------  -----------
Fixed maturities available for sale:
 United States Government..........................................     $ 64,284     $   158     $ 1,073     $ 63,369
 States, municipalities and political subdivisions.................       36,651         241         586       36,306
 Foreign governments...............................................        3,594          --         129        3,465
 Corporate.........................................................      157,310          34       5,226      152,118
 Mortgage-backed securities, GNMA collateral.......................       86,921          29       2,779       84,171
                                                                        --------     -------     -------     --------
  Total Fixed Maturities...........................................      348,760         462       9,793      339,429
Equity securities..................................................        2,092          82         309        1,865
                                                                        --------     -------     -------     --------
  Total portfolio..................................................     $350,852     $   544     $10,102     $341,294
                                                                        ========     =======     =======     ========

1998:
-----
Fixed maturities available for sale:
 United States Government..........................................     $ 72,935     $ 2,509     $    28     $ 75,416
 States, municipalities and political subdivisions.................      124,358       3,386          --      127,744
 Foreign governments...............................................        3,619         128          30        3,717
 Corporate.........................................................      157,831       3,931         180      161,582
 Mortgage-backed securities, GNMA collateral.......................       87,773       1,058          71       88,760
                                                                        --------     -------     -------     --------
  Total Fixed Maturities...........................................      446,516      11,012         309      457,219
Equity securities..................................................       18,127       4,079       1,107       21,099
                                                                        --------     -------     -------     --------
  Total portfolio..................................................     $464,643     $15,091     $ 1,416     $478,318
                                                                        ========     =======     =======     ========

  A schedule of fixed maturities held for investment by contractual maturity at December 31, 1999 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

                                                                           Cost or
                                                                         -----------
                                                                          Amortized      Fair
                                                                         -----------  -----------
                                                                            Cost         Value
                                                                         -----------  -----------
  Due in one year or less..............................................     $ 36,276     $ 35,853
  Due from one to five years...........................................      127,765      124,093
  Due from five to ten years...........................................       79,372       77,078
  Due in ten years or more.............................................       18,426       18,234
                                                                            --------     --------
                                                                            $261,839     $255,258
  Mortgage backed securities, including
     GNMA's and GNMA collateral........................................       86,921       84,171
                                                                            --------     --------
  Total................................................................     $348,760     $339,429
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

                          VESTA INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E--Property and Equipment

  A summary of property and equipment used in the business is as follows:

                                                                                                   Estimated
                                                                                                   ---------
                                                                                                     Useful
                                                                                                   ---------
                                                                                 December 31,         Lives
                                                                             --------------------  ---------
                                                                               1999       1998
                                                                             ---------  ---------
  Building and real estate.................................................    $15,664    $15,664    3-9 yrs
  Data processing equipment................................................     11,818     20,874    3-5 yrs
  Furniture and office equipment...........................................      6,218      6,066    1-5 yrs
  Other....................................................................      6,780      6,408    1-5 yrs
                                                                               -------    -------
                                                                                40,480     49,012

  Accumulated Depreciation.................................................     24,878     30,570
                                                                               -------    -------
  Net Property and Equipment...............................................    $15,602    $18,442
                                                                               =======    =======

  Depreciation expense on property and equipment used in the business was $4.3 million, $4.2 million, and $2.9 million each of the years 1999, 1998, 1997


Note F--Deferred Policy Acquisition Costs

  Deferred policy acquisition costs for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                             1999          1998           1997
                                                                         ------------  -------------  -------------
  Balance at beginning of year.........................................     $ 90,855      $ 102,124      $  75,532
  Deferred policy acquisition costs acquired in
     acquisition of Shelby.............................................           --             --         18,820
  Deferred during period...............................................       48,739        153,331        112,981
  Amortized during period..............................................      (99,237)      (164,600)      (105,209)
                                                                            --------      ---------      ---------
  Balance at end of year...............................................     $ 40,357      $  90,855      $ 102,124
                                                                            ========      =========      =========

  Commissions comprise the majority of the additions to deferred policy acquisition costs in each year.

                          VESTA INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G--Reserves for Losses and Loss Adjustment Expenses

  The table below presents a reconciliation of beginning and ending loss and LAE reserves for the last three years:

                                                                                Year Ended December 31,
                                                                      -------------------------------------------
                                                                          1999           1998           1997
                                                                      -------------  -------------  -------------
  Gross Losses and LAE reserves at beginning of
   year.............................................................     $ 504,911      $ 596,797      $ 173,275
  Reinsurance Recoverable...........................................      (206,139)      (204,336)       (60,343)
                                                                         ---------      ---------      ---------
  Net Losses and LAE reserves at beginning of year..................       298,772        392,461        112,932
  Increases (decreases) in provisions for losses and
   LAE for claims incurred:
   Current year.....................................................       268,931        396,091        311,089
   Prior year.......................................................       (22,167)          (769)       (12,451)

  Acquisition of Shelby.............................................            --             --        300,315

  Losses and LAE payments for claims incurred:
   Current year.....................................................      (198,503)      (269,369)      (166,447)
   Prior year.......................................................      (178,883)      (219,642)      (152,977)
                                                                         ---------      ---------      ---------
  Net Losses and LAE reserves at end of year........................       168,150        298,772        392,461
  Reinsurance Recoverable...........................................       186,559        206,139        204,336
                                                                         ---------      ---------      ---------
  Gross loss and LAE Reserves.......................................     $ 354,709      $ 504,911      $ 596,797
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


Note J--Supplemental Disclosures for Cash Flow Statement

  The following table summarizes Vesta's non-cash investing and financing activities and amounts recorded for interest and income taxes paid.

                                                                         Year Ended December 31,
                                                                     -------------------------------
                                                                       1999      1998        1997
                                                                     --------  ---------  ----------
  Paid in capital from tax benefit of stock option
     exercises.....................................................     --        $ 748      $2,574

  The following table summarizes certain amounts paid during the period:

                                                                             Year Ended December 31,
                                                                     ---------------------------------------
                                                                         1999          1998         1997
                                                                     ------------  ------------  -----------
  Interest paid....................................................      $10,174       $11,193      $15,113
  Income taxes paid................................................      $    --       $    --      $22,571

Note K--Reinsurance

  Vesta engages in reinsurance ceded transactions as part of its overall underwriting and risk management strategy. Vesta's reinsurance ceded programs include coverages which limit the amount of individual claims to a fixed amount or percentage and which limit the amount of claims related to catastrophes.

  The effect on premiums earned and losses and loss adjustment expenses incurred of reinsurance ceded transactions are as follows:

                                                                           Year Ended December 31,
                                                                     -----------------------------------
                                                                       1999        1998         1997
                                                                     ---------  -----------  -----------
  Reinsurance ceded:
     Premiums ceded................................................    $91,759     $310,652     $300,799
     Losses and LAE recovered
      and recoverable..............................................    $97,758     $199,026     $345,780

  The amounts of reserves for unpaid losses and loss adjustment expenses and unearned premiums that Vesta would remain liable for should reinsuring companies be unable to meet their obligations are as follows:

                                                                                Year Ended December 31,
                                                                               -------------------------
                                                                                   1999         1998
                                                                               ------------  -----------
  Losses and loss adjustment expense.........................................      $186,558     $206,139
  Retroactive Reinsurance Receivable.........................................         3,275        9,848
  Unearned premiums..........................................................         3,512       49,916
                                                                                   --------     --------
                                                                                   $193,345     $265,903
                                                                                   ========     ========

                          VESTA INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Vesta engages in assumed reinsurance transactions as part of its overall business strategy. The effect on premiums earned and losses and loss adjustment expenses of all assumed reinsurance transactions, including involuntary pools, are as follows:

                                                                                Year Ended December 31,
                                                                         -------------------------------------
                                                                            1999         1998         1997
                                                                         -----------  -----------  -----------
  Premiums assumed.....................................................     $116,678     $341,956     $495,063
  Losses and loss adjustment expenses assumed..........................       69,348      230,497      333,488

  The effect of reinsurance on premiums written and earned, including premiums for discontinued operations is as follows:

                                                   1999                         1998                          1997
                                        --------------------------  ----------------------------  ----------------------------
                                          Written        Earned        Written        Earned         Written        Earned
                                        ------------  ------------  -------------  -------------  -------------  -------------
Direct................................     $300,545      $371,416      $ 471,404      $ 478,389      $ 330,624      $ 323,394
Assumed...............................        7,215       116,678        287,617        341,956        535,427        495,063
Ceded.................................      (41,506)      (91,759)      (267,431)      (310,652)      (339,576)      (300,799)
                                           --------      --------      ---------      ---------      ---------      ---------
 Net premiums.........................     $266,254      $396,335      $ 491,590      $ 509,693      $ 526,475      $ 517,658
                                           ========      ========      =========      =========      =========      =========

Note L--Income Taxes

  Income tax expense (benefit) for the years ended December 31, 1999, 1998, and 1997 was allocated as follows:

                                                                            1999          1998         1997
                                                                         -----------  ------------  -----------
Tax expense (benefit) from continuing operations.......................     $13,633      $(48,555)     $21,257
Tax expense (benefit) from discontinued operations.....................      (1,208)       (8,689)       1,859
Deferrable Capital Securities..........................................      (3,075)       (3,076)      (2,719)
                                                                            -------      --------      -------
                                                                            $ 9,350      $(60,320)     $20,397
                                                                            =======      ========      =======

  Income tax expense (benefit) attributable to income from operations consists of:

                                                                                Year Ended December 31,
                                                                          ------------------------------------
                                                                            1999         1998         1997
                                                                          ---------  ------------  -----------
  Current tax expense (benefit).........................................    $ 1,060     $(17,951)     $25,848
  Deferred tax expense (benefit)........................................     11,365      (39,293)      (2,732)
  Discontinued operations income benefit (expense)......................      1,208        8,689       (1,859)
                                                                            -------     --------      -------
     Total tax expense from continuing
      operations........................................................    $13,633     $(48,555)     $21,257
                                                                            =======     ========      =======

                          VESTA INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L--Income Taxes (continued)

  Vesta's effective income tax rate differed from the statutory income tax rate as follows:

                                                                            Year Ended December 31,
                                                 ------------------------------------------------------------------------------
                                                          1999                       1998                        1997
                                                 -----------------------  ---------------------------  ------------------------
                                                   Amount         %          Amount           %          Amount          %
                                                 -----------  ----------  ------------  -------------  -----------  -----------
  Statutory federal income tax rate............     $14,198          35%     $(67,543)          (35%)     $22,759           35%
  Increases (reductions) in tax
     resulting from:
     Tax exempt investment income..............      (2,204)         (5)       (2,246)           (2)       (2,019)          (2)
     State income tax..........................          --          --            --            --           337           --
     Goodwill..................................         188          .4        13,109             8
     Other.....................................         243          .6          (564)           --         2,039            2
                                                    -------          --      --------           ---       -------           --
                                                    $12,425          31%     $(57,244)          (29%)     $23,116           35%
                                                    =======          ==      ========           ===       =======           ==

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities included in other liabilities at December 31, 1999 and 1998 are presented below:

                                                                                              1999       1998
                                                                                            ---------  ---------
Deferred tax assets:
     Unearned and advance premiums........................................................    $ 9,122    $20,312
     Discounted unpaid losses.............................................................      8,217     13,615
     Net operating loss/AMT credit carryforward...........................................     20,077     38,049
     Goodwill.............................................................................      7,140      7,983
     Retroactive Reinsurance..............................................................      1,146      3,447
     Deferred Compensation................................................................        695        775
                                                                                              -------    -------
  Total deferred tax assets...............................................................    $46,397    $84,181
                                                                                              =======    =======

                                                                                               1999        1998
                                                                                            -----------  ---------
Deferred tax liabilities:
     Deferred acquisition costs...........................................................     $20,565     $35,335
     Contingent commissions...............................................................       2,002       4,005
     Unrealized gains.....................................................................      (1,779)      6,446
     Fixed assets.........................................................................       2,889       2,606
     Contingent receivables...............................................................       2,748       4,764
     Salvage and subrogation..............................................................         100         248
     Reinsurance Recoverables.............................................................       5,958      10,982
     Other................................................................................         425         705
                                                                                               -------     -------
  Total deferred tax liabilities..........................................................     $32,908     $65,091
                                                                                               -------     -------
  Net deferred tax asset..................................................................     $13,489     $19,090
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

                          VESTA INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N--Segment Information (continued)

                                                                                                   Year Ended December 31,
                                                                                            --------------------------------------
                                                                                               1999         1998          1997
                                                                                            ----------  ------------  ------------
Revenues
 Reinsurance Operations
  Net premiums earned.....................................................................   $ 96,029    $  194,261    $  335,360
  Net investment income and realized gain/(loss)..........................................     10,659         9,136        17,976
                                                                                             --------    ----------    ----------
   Total reinsurance......................................................................    106,688       203,397       353,336
Personal insurance operations
 Net premiums earned......................................................................    248,077       247,064       139,425
 Net investment income and realized gain/(loss)...........................................     24,204        22,998        17,267
 Other....................................................................................      9,327         5,473         2,094
                                                                                             --------    ----------    ----------
   Total personal.........................................................................    281,608       275,535       158,786
Commercial insurance operations (discontinued)
 Net premiums earned......................................................................     52,230        68,368        42,873
 Net investment income and realized gain/(loss)...........................................      5,198         6,196         4,000
 Other....................................................................................         --            --            --
                                                                                             --------    ----------    ----------
   Total commercial (discontinued)........................................................     57,428        74,564        46,873
                                                                                             --------    ----------    ----------
   Total revenues.........................................................................   $445,724    $  553,496    $  558,995
                                                                                             ========    ==========    ==========
Total pretax income from operations
 Reinsurance Operations
  Underwriting gain (loss)................................................................   $  5,493    $  (70,028)   $   38,788
  Net investment income and realized gain/(loss)..........................................     10,659         9,136        17,976
  Interest expense........................................................................      3,700         6,184         7,711
                                                                                             --------    ----------    ----------
  Gain on sale of renewal rights..........................................................     15,000            --            --
                                                                                             --------    ----------    ----------
   Total reinsurance......................................................................     27,452       (67,076)       49,053
 Personal Operations
  Underwriting gain (loss)................................................................     (4,388)      (51,005)       (2,484)
  Net investment income and realized gain/(loss)..........................................     24,204        22,998        17,267
  Other income............................................................................      9,327         5,473         2,094
  Interest expense........................................................................      9,515         7,870         3,149
  Loss on asset impairment................................................................         --        65,496            --
  Goodwill................................................................................      2,118         5,177         3,065
                                                                                             --------    ----------    ----------
   Total personal.........................................................................     17,510      (101,077)       10,663
 Commercial Operations(discontinued)
  Underwriting gain (loss)................................................................     (8,646)      (20,590)        2,252
  Net investment income and realized gain/(loss)..........................................      5,198         6,196         4,000
  Other income............................................................................         --            --            --
  Loss on asset impairment................................................................         --         9,000            --
  Interest expense........................................................................         --            --            --
  Goodwill................................................................................         --         1,432           942
                                                                                             --------    ----------    ----------
   Total commercial (discontinued)........................................................     (3,448)      (24,826)        5,310
                                                                                             --------    ----------    ----------
   Total pretax income (loss) from operations.............................................   $ 41,514    $ (192,979)   $   65,026
                                                                                             ========    ==========    ==========
Total identifiable assets
 Reinsurance operations
  Investments and other assets............................................................   $ 84,741    $  240,022    $  681,273
  Deferred acquisition costs..............................................................      7,453        47,662        52,742
 Personal operations
  Investments and other assets............................................................    636,505       803,283       580,809
  Deferred acquisition costs..............................................................     31,362        35,465        38,772
 Commercial operations (discontinued)
  Investments and other assets............................................................    154,205       213,542       272,653
  Deferred acquisition costs..............................................................      1,542         7,728        10,610
                                                                                             --------    ----------    ----------
   Total assets...........................................................................   $915,809    $1,347,702    $1,636,859
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

                          VESTA INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note O--Debt

  Long-term debt and deferrable capital securities at December 31, 1999 and 1998 consists of the following (in thousands):

                                                                                        1999          1998
                                                                                    ------------  ------------
  8.75% Senior Debentures, due July 15, 2025......................................     $100,000      $100,000
  12.5% Senior Notes, due December 30, 2006.......................................       44,082            --
     Less: debt issue cost........................................................       (2,206)       (1,698)
                                                                                       --------      --------
      Long-term debt..............................................................     $141,876      $ 98,302
                                                                                       ========      ========
  8.525% Deferrable Capital Securities, issued by
     Vesta Capital Trust I........................................................     $ 41,225      $100,000
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

  The Company's short-term debt outstanding at December 31, 1999 and 1998 as follows (in thousands):

                                                                                    Outstanding  Available
                                                                                    -----------  ---------
   1999...........................................................................     $ 5,000     $10,000
   1998...........................................................................     $70,000     $     0

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

  The estimated fair value and carrying amounts of the Company's long term debt are as follows (in thousands):

                                                                    December 31,
                                                               ----------------------
                                                                  1999        1998
                                                               ----------  ----------
  Fair Value.................................................    $ 58,227    $ 84,151
  Carrying amount............................................     183,101     198,302

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

  The Company's actual and pro forma information follows (in thousands except for earnings per share information):

                                                                                  Year Ended December 31,
                                                                        -------------------------------------------
                                                                            1999           1998           1997
                                                                        -------------  -------------  -------------
  Net income (loss) available to common stockholders:
     As reported......................................................        $32,440     $(141,184)        $36,860
     Pro forma........................................................         31,809      (144,684)         33,576
  Basic net income (loss) per common share:
     As reported......................................................        $  1.73     $   (7.61)        $  1.98
     Pro forma........................................................           1.70         (7.80)           1.81
  Diluted net income (loss) per common share:
     As reported......................................................        $  1.63     $   (7.61)        $  1.93
     Pro forma........................................................           1.60     $   (7.80)        $  1.76

                          VESTA INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note P--Stock Options (continued)

  The following summary sets forth activity under the Plan for the years ended December 31:

                                                          1999                   1998                    1997
                                                  ---------------------  ---------------------  -----------------------
                                                              Weighted-              Weighted-                Weighted-
                                                               Average                Average                  Average
                                                              Exercise               Exercise                 Exercise
                                                   Options      Price     Options      Price      Options       Price
                                                  ----------  ---------  ----------  ---------  ------------  ---------
Outstanding--beginning of the year..............     564,048     $24.40     937,451     $25.65     1,022,872     $20.38
Granted.........................................     431,500       4.58     101,500      21.30       135,085      51.64
Exercised.......................................          --         --     237,000      17.16       220,506      17.15
Forfeited.......................................     134,912      16.91     237,903      35.14            --         --
                                                    --------     ------    --------     ------    ----------     ------

Outstanding--end of the year....................     860,636     $15.64     564,048     $24.43       937,451     $25.65
                                                    ========     ======    ========     ======    ==========     ======

Weighted-average fair value of
 options granted during the year................    $   2.92               $  12.56               $    36.89

  Of the 860,636 outstanding options at December 31, 1999, 585,636 were exercisable. Of the remaining 275,000 shares, 50% will vest in 2003 and 50% in 2004. Exercise prices for options outstanding as of December 31, 1999 ranged from $4.44 to $59.19.

  The following table shows expiration dates and the weighted average exercise price for all outstanding options at December 31, 1999.

                                                                                Weighted Average
                                                                   Number of    ----------------
     Expiration Date                                                Shares       Exercise Price
     ---------------                                              ---------     ----------------
          2003.............................................         90,917           16.14
          2004.............................................         22,500           15.25
          2005.............................................         80,418           20.98
          2006.............................................         55,700           31.17
          2007.............................................         69,798           37.15
          2008.............................................        109,803           33.28
          2009.............................................        431,500            4.58

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

                          VESTA INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Q--Quarterly Financial Information (Unaudited)

  The following is a summary of quarterly financial data, in thousands except per share data:

                                                                                Three Months Ended
                                                              ------------------------------------------------------
                                                               March 31,    June 30,    September 30,   December 31,
                                                              -----------  -----------  --------------  ------------
                                                                 1999         1999           1999           1999
                                                              -----------  -----------  --------------  ------------
Gross premiums written......................................    $ 59,609      $84,462         $64,875        $53,260
Net premiums written........................................      43,641       81,011          72,425         45,785
Premiums earned.............................................     105,604       83,745          87,782         66,975
Net investment income.......................................       6,564        6,159           6,338          7,846
Operating costs and expenses................................     113,224       88,134          88,185         68,790
Net income (loss) from continuing operations................       9,123        5,376           7,977          3,221
Preferred stock dividend....................................          --           --              --            563
Gain on extinguishment of deferrable capital securities.....                                                   9,548
Net income (loss) from discontinued operations..............        (330)        (873)         (2,947)         1,908
Net income available to common stockholders.................    $  8,793      $ 4,503         $ 5,030        $14,114
Diluted per share data:
Net income from continuing operations.......................         .49          .29             .43            .06
Net income from discontinued operations.....................        (.02)        (.05)           (.16)           .12
Net income available to common stockholders.................         .47          .24             .27            .65
Stockholder's equity per share..............................        8.81         8.60           10.13          10.63
Cash dividends per share....................................         .04           --              --             --

                                                                                Three Months Ended
                                                            ----------------------------------------------------------
                                                             March 31,      June 30,    September 30,    December 31,
                                                            ------------  ------------  --------------  --------------
                                                                1998          1998           1998            1998
                                                            ------------  ------------  --------------  --------------
Gross premiums written....................................     $196,359      $220,529        $ 82,123       $ 135,600
Net premiums written......................................      115,294       153,381          34,694         119,200
Premiums earned...........................................      120,875       147,812          47,802         124,836
Net investment income.....................................        7,631         7,461           6,784          10,258
Operating costs and expenses..............................      129,995       174,854          83,473         193,267
Loss on asset impairment..................................           --            --              --         (65,496)
Net income (loss) from continuing operations..............       (1,577)      (12,461)        (21,465)        (89,544)
Net income (loss) from discontinued operations............        3,648        (4,726)         (3,306)        (11,753)
Net income available to common stockholders...............     $  2,071      $(17,185)       $(24,773)      $(101,297)
Diluted per share data:
Net income from continuing operations.....................         (.09)         (.68)          (1.16)          (4.82)
Net income from discontinued operations...................          .20          (.25)           (.18)           (.63)
Net income available to common stockholders...............          .11          (.93)          (1.34)          (5.45)
Stockholder's equity per share............................        16.73         15.72           14.63            8.47
Cash dividends per share..................................         0.04          0.04            0.04            0.04

  As discussed in Note S, the Company discontinued its commercial operations effective in the fourth quarter of 1999. Quarters prior to such effective rates have been reclassified in accordance with Accounting Principal Board Opinion No. 30 (APB 30) for presentation of discontinued operations.

  As described in Note V, the Company revised its computation of its 1999 fourth quarter net income available to common stockholders and related earnings per share, previously reported amounts were $4,566, and $.18, respectively.

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

                                                                          1999            1998            1997
                                                                      -------------  ---------------  ------------
  Net premium earned................................................       $52,230         $ 68,368        $42,873
                                                                           =======         ========        =======
  Income (loss) from discontinued operations before tax.............        (3,450)         (24,826)         5,310
  Income tax expense (benefit)......................................        (1,208)          (8,689)         1,859
                                                                           -------         --------        -------
  Income (loss) from discontinued operations........................       $(2,242)        $(16,137)       $ 3,451
                                                                           =======         ========        =======
   Basic net income (loss) from discontinued operations
    per common share................................................          (.12)            (.87)           .19
   Diluted net income (loss) from discontinued operations
    per common share................................................          (.11)            (.87)           .18

                          VESTA INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note S--Discontinued Operations (continued)

  Assets and liabilities of the commercial lines are primarily comprised of the following at December 31, 1999:

                                                                                 1999         1998
                                                                             -----------  -----------
  Investments and other assets.............................................     $154,205     $213,542
  Deferred acquisition costs...............................................        1,542        7,728
  Reserves for loss, LAE and unearned premium..............................      155,747      221,270


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


Note V--Revision of Earnings Per Share

  Subsequent to the issuance of its December 31, 1999 consolidated financial statements, Vesta's management determined that its calculation of net income available to common stockholders was not in accordance with Emerging Issues Task Force Topic No. ("EITF") D-42, "The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock."

As described in Note O, the Company redeemed $58.8 million of the Deferrable Capital Securities in December, 1999 at a net gain of $9.5 million which was recorded directly to retained earnings in accordance with EITF 86-32 "Early Extinguishment of a Subsidiary's Mandatorily Redeemable Preferred Stock". EITF D-42 requires that the excess of the carrying amount of the Deferrable Capital Securities over the fair value of the consideration transferred to the holders be added to net income available to common stockholders in the calculation of earnings per share. As a result, the consolidated financial statements for the year ended December 31, 1999 have been restated as follows (dollars in thousands except per share data):

                                                       For the Year Ended
                                                        December 31, 1999
                                                        -----------------
                                               As Previously
                                                 Reported        As Restated
                                             ----------------  ----------------
Income (loss) available to common
    stockholders                                  $22,892           $32,440
Basic income (loss) available to common
    stockholders per common share                 $  1.22           $  1.73
Diluted income (loss) available to
     common stockholders per common share         $  1.16           $  1.63

  The restatement did not affect previously reported Assets, Liabilities, Net Income, Comprehensive Income, Stockholder's Equity or cash flows as of and for the year ending December 31, 1999.

                                    PART IV

  Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) Index of documents filed as a part of this report:

                                                                                                  Page of
                                                                                                 ---------
                                                                                                   this
                                                                                                 ---------
                                                                                                  Report
                                                                                                 ---------
(1) Financial Statements:
Vesta Insurance Group, Inc.
 Report of Independent Accountants.............................................................          5
 Independent Auditors' Report..................................................................          6
 Consolidated Balance Sheets at December 31, 1999 and 1998.....................................          7
 Consolidated Statements of Operations for each of the years in the three-year period
  ended December 31, 1999......................................................................          8
 Consolidated Statements of Stockholders' Equity for each of the years in the three-year
  period ended December 31, 1999...............................................................          9
 Consolidated Statements of Cash Flow for each of the years in the three-year period
  ended December 31, 1999......................................................................         10
 Notes to Consolidated Financial Statements....................................................         11

(2) Schedules Supporting Financial Statements for the three years ended December 31, 1999:
 II.  Condensed Financial Information of Registrant (Parent Company)...........................         37
 III.  Supplemental Insurance Information (Consolidated).......................................         40
 IV.  Reinsurance (Consolidated)...............................................................         41
 V.  Valuation and Qualifying Accounts (Consolidated)..........................................         41

Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                          VESTA INSURANCE GROUP, INC.
                                (PARENT COMPANY)
                     SCHEDULE II--CONDENSED BALANCE SHEETS

                                                                                     At December 31,
                                                                                 ----------------------
                                                                                   1997          1998
                                                                                 --------      --------
Assets
  Assets Investment in affiliates...........................................     $425,387      $430,910
  Short-term investments....................................................        3,584         4,791
                                                                                 --------      --------
     Total investments......................................................      428,971       435,701

  Cash......................................................................           --        10,523
  Other assets..............................................................        4,045        11,179
                                                                                 --------      --------
     Total assets...........................................................     $433,016      $457,403
                                                                                 ========      ========

Liabilities
  Other liabilities.........................................................     $ 41,202      $ 27,981
  Long term debt............................................................      191,749       271,395
                                                                                 --------      --------
     Total liabilities......................................................      232,951       299,376

Stockholders' equity
  Preferred stock $.01 par value, 5,000,000 shares authorized, issued:
    1999--2,950,000; 1998--0................................................           30            --
  Common stock, $.01 par value, 32,000,000 shares authorized, issued:
    1999--18,964,322 shares; 1998--18,964,322 shares........................          190           190
  Additional paid-in capital................................................      179,046       156,465
  Other comprehensive income, net of applicable taxes.......................       (6,213)        8,889
  Retained earnings.........................................................       41,862        10,120
  Receivable from issuance of restricted stock..............................       (1,802)       (2,045)
  Treasury stock............................................................      (13,048)      (15,592)
                                                                                 --------      --------
     Total stockholders' equity.............................................      200,065       158,027
                                                                                 --------      --------
     Total liabilities and stockholders' equity.............................     $433,016      $457,403
                                                                                 ========      ========

                          VESTA INSURANCE GROUP, INC.
                                (PARENT COMPANY)
                SCHEDULE II--CONDENSED STATEMENTS OF OPERATIONS

                                                                            For the Year Ended December 31,
                                                                         --------------------------------------
                                                                           1999           1998           1997
                                                                         --------      ---------      ---------
Revenues:
 Net other income (loss)............................................     $ (4,109)     $   8,457       $ (5,224)
                                                                         --------      ---------       --------
Expenses:
 Interest expenses..................................................       18,080         22,579         10,901
 Operating expenses.................................................        2,724          2,384        (10,327)
                                                                         --------      ---------       --------
    Total expenses..................................................       20,804         24,963            574
                                                                         --------      ---------       --------

Net loss before income tax and equity
 in earnings of affiliates..........................................      (24,913)       (16,506)        (5,798)
Income tax benefit..................................................        8,720          5,698          1,932
                                                                         --------      ---------       --------
Income before equity in earnings of affiliates......................      (16,193)       (10,808)        (3,866)
Equity in earnings of affiliates....................................       39,648       (130,376)        40,726
                                                                         --------      ---------       --------
Net income (loss)...................................................     $ 23,455      $(141,184)      $ 36,860
                                                                         ========      =========       ========

                          VESTA INSURANCE GROUP, INC.
                                (PARENT COMPANY)
                SCHEDULE II--CONDENSED STATEMENTS OF CASH FLOWS

                                                                              For the Year Ended December 31,
                                                                          ---------------------------------------
                                                                              1999         1998          1997
                                                                          ------------  -----------  ------------
Cash provided from operations...........................................     $ 29,002     $  6,526     $  48,163

Cash used in investing activities:
   Contribution to investments in affiliates............................           --      (25,000)     (154,616)
   Net (increase) decrease in short-term investments....................        1,207        2,224           (35)
                                                                             --------     --------     ---------
Cash provided by (used) in investing activities.........................        1,207      (22,776)     (154,651)
Cash (used in) provided from financing activities:
   Dividends paid.......................................................         (698)      (2,770)       (2,797)
   Acquisition of treasury stock........................................           --           --       (21,164)
   Issuance of treasury stock...........................................           --           --         6,302
   Preferred Stock issuance.............................................       25,075           --            --
   Capital Contributions from exercising stock options..................          324        4,836           828
   Issuance (retirement) of debt and deferrable capital securities......      (65,507)      24,700       123,321
                                                                             --------     --------     ---------
Cash (used in) provided from financing activities.......................      (40,806)      26,766       106,490

Net increase (decrease) in cash.........................................      (10,597)      10,516             2
Cash balance at beginning of period.....................................       10,523            7             5
                                                                             --------     --------     ---------
Cash balance at end of period...........................................     $    (74)    $ 10,523     $       7
                                                                             ========     ========     =========

                          VESTA INSURANCE GROUP, INC.
        SCHEDULE III--SUPPLEMENTAL INSURANCE INFORMATION (CONSOLIDATED)
                        As of December 31, 1999 and 1998

                                                                                      Reserves for
                                                                          Deferred    Unpaid Claims
                                                                           Policy       and Claim
                                                                         Acquisition    Adjustment      Unearned
                                                                            Costs        Expenses       Premiums
                                                                        ------------  -------------  --------------
As of December 31, 1999:
 Reinsurance........................................................       $ 7,453       $ 62,188        $ 30,007
 Commercial.........................................................         1,542        150,018           5,729
 Personal...........................................................        31,362        142,503          97,293
                                                                           -------       --------        --------
                                                                           $40,357       $354,709        $133,029
                                                                           =======       ========        ========
As of December 31, 1998:
 Reinsurance........................................................       $47,662       $148,021        $139,663
 Commercial.........................................................         7,728        178,511          42,759
 Personal...........................................................        35,465        178,379         127,093
                                                                           -------       --------        --------
                                                                           $90,855       $504,911        $309,515
                                                                           =======       ========        ========

              For the Years Ended December 31, 1999, 1998 and 1997
                         (Dollar amounts in thousands)

                                                                        Claim and
                                                                          Claim
                                                   Net          Net     Adjustment   Amortization    Other        Net
                                                  Earned    Investment   Expenses         of       Operating    Premium
                                                 Premium      Income     Incurred         DAC       Expenses    Written
                                                 --------   ----------  ----------   ------------  ---------    --------
As of December 31, 1999:
 Reinsurance................................     $ 96,029     $ 8,272     $ 46,687      $ 41,348    $ 2,500     $ 15,055
 Commercial.................................       52,230       5,198       35,062        10,497     15,317       23,392
 Personal...................................      248,076      18,635      165,014        47,392     40,059      227,807
                                                 --------     -------     --------      --------    -------     --------
                                                 $396,335     $32,105     $246,763      $ 99,237    $57,876     $266,254
                                                 ========     =======     ========      ========    =======     ========
As of December 31, 1998:
 Reinsurance................................     $194,261     $12,846     $175,633      $ 77,706    $20,838     $157,728
 Commercial.................................       68,368       7,827       54,712        24,717      6,461       69,022
 Personal...................................      247,064      14,385      164,977        62,177     51,595      264,840
                                                 --------     -------     --------      --------    -------     --------
                                                 $509,693     $35,058     $395,322      $164,600    $78,894     $491,590
                                                 ========     =======     ========      ========    =======     ========
As of December 31, 1997:
 Reinsurance................................     $335,360     $17,023     $193,473      $ 65,725    $51,377     $351,811
 Commercial.................................       42,873       6,565       16,812        12,088      4,545       33,499
 Personal...................................      139,425      12,372       88,353        27,396     19,333      141,165
                                                 --------     -------     --------      --------    -------     --------
                                                 $517,658     $35,960     $298,638      $105,209    $75,255     $526,475
                                                 ========     =======     ========      ========    =======     ========

                          VESTA INSURANCE GROUP, INC.
                    SCHEDULE IV--REINSURANCE (CONSOLIDATED)
              For the Years Ended December 31, 1999, 1998 and 1997


                                                     Gross     Ceded to    Assumed               Percentage of
                                                    Direct      Other     from Other     Net     Amount Assumed
Premiums Earned                                     Amount    Companies   Companies    Amount        to Net
----------------                                   ---------  ----------  ----------  ---------  --------------
1999..............................................  371,416      91,759    116,678     396,335       29.5%
1998..............................................  478,389     310,652    341,956     509,693       67.1%
1997..............................................  323,394     300,799    495,063     517,658       95.6%


                          VESTA INSURANCE GROUP, INC.
          SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                               Additions
                                                                    Balance     Charged                Balance
                                                                      at       to Costs                 at End
                                                                   Beginning      and                     of
Description                                                        of Period   Expenses    Deductions   Period
------------                                                       ---------  -----------  ----------  --------
Allowance for premiums in course of collection:
 1999............................................................   14,212       1,550      13,350       2,412
 1998............................................................      654      13,688         130      14,212
 1997............................................................       70         797         213         654

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed on its behalf by the has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Birmingham, State of Alabama, on November 28, 2000.

                                  VESTA INSURANCE GROUP, INC.


                                  By /s/ Norman W. Gayle, III
                                    --------------------------
                                         Norman W. Gayle, III
                                              President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       Signature                              Title                         Date
       ---------                              -----                         ----

  /s/ Norman W. Gayle, III        Director, President                   November 28, 2000
----------------------------      (Co-Principal Executive Officer)
   Norman W. Gayle, III

     /s/ James E. Tait            Director, Chairman of the Board       November 28, 2000
----------------------------      (Co-Principal Executive Officer)
       James E. Tait

   /s/ William P. Cronin          Senior Vice President, and            November 28, 2000
----------------------------      Chief Financial Officer
     William P. Cronin            (Principal Financial Officer)


   /s/ Hopson B. Nance            Vice President, Controller
----------------------------      (Principal Accounting Officer)
      Hopson B. Nance

 /s/ Robert B. D. Batlivala       Director                              November 28, 2000
----------------------------
Robert B. D. Batlivala, PhD.

  /s/ Walter M. Beale, Jr.        Director                              November 28, 2000
----------------------------
   Walter M. Beale, Jr.

  /s/ Ehney A. Camp, III          Director                              November 28, 2000
----------------------------
    Ehney A. Camp, III

   /s/ Clifford F. Palmer         Director                              November 28, 2000
----------------------------
    Clifford F. Palmer

   /s/ Stephen R. Windom          Director                              November 28, 2000
----------------------------
    Stephen R. Windom

   /s/ Larry D. Striplin          Director                              November 28, 2000
----------------------------
    Larry D. Striplin

  /s/ James A. Taylor             Director                              November 28, 2000
----------------------------
     James A. Taylor

                                  Director                              November 28, 2000
----------------------------
     Alan S. Farrior


                                 EXHIBIT INDEX

11+         Statement regarding computation of earnings

21          List of subsidiaries

23.1+       Consent of KPMG LLP

23.2+       Consent of PricewaterhouseCoopers LLP

27+         Financial Data Schedule

---------------

  +Filed herewith.