Form 10-K
period 2000-12-31
VESTA INSURANCE GROUP INC
filed 2001-03-29
CIK 911576

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




For the fiscal year ended                               Commission file number
   December 31, 2000                                            1-12338


                          VESTA INSURANCE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           Delaware                                             63-1097283
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


  3760 River Run Drive, Birmingham, AL                             35243
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


              Registrant's telephone number, including area code:
                                 (205) 970-7000
          Securities registered pursuant to Section 12(b) of the Act:


                                                    NAME OF EACH EXCHANGE ON
   TITLE OF EACH CLASS             CUSIP NUMBER:         WHICH REGISTERED
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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K ((S)229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                       REGISTRANT AS OF MARCH  20, 2001:
                                 $ 168,819,401

      THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK,
                      AS OF MARCH 20, 2001 is 24,427,946

                      DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE VESTA INSURANCE GROUP, INC. PROXY STATEMENT FOR ITS 2001 ANNUAL
                            MEETING OF STOCKHOLDERS

              ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

                               Table of Contents


        Part I                                                                                  Page
Item 1  Business Overview                                                                         3
        Significant Developments                                                                  3
        Business Segments                                                                         4
          Standard Property-Casualty                                                              4
          Life and Health                                                                         7
          Specialty Lines                                                                         8
          Non-Standard Auto                                                                       8
          Corporate and Other                                                                     9
        Reserves                                                                                  9
        Investments                                                                               9
        Regulation                                                                               12
        A.M. Best                                                                                13
        Competition                                                                              13
        Employees                                                                                14
Item 2  Properties                                                                               14
Item 3  Legal Proceedings                                                                        14
Item 4  Submission of Matters to a Vote of Security Holders                                      16

        Part II
Item 5  Market for Registrants' Common Equity and Related Stockholder Matters                    17
Item 6  Selected Financial Data                                                                  18
Item 7  Management's Discussion and Analysis of Results of Operations and Financial Condition    19
Item 7A Quantitative and Qualitative Disclosures about Market Risk                               22
Item 8  Financial Statements and Supplementary Data                                              23
Item 9  Changes in and disagreements with Accountants on Accounting and Financial Disclosures    49

        Part III
Item 10 Directors and Executive Officers of the Registrants                                      50
Item 11 Executive Compensation                                                                   50
Item 12 Security Ownership of Certain Beneficial Owners and Management                           50
Item 13 Certain Relationships and Related Transactions                                           50

        Part IV
Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         51


               Special Note Regarding Forward-Looking Statements

  Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning Vesta or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in Vesta's filings with the Securities and Exchange Commission, including exhibit
99.1 to this Report on Form 10-K. If any of these assumptions or opinions proves incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

                                     PART I

                                Item 1. Business

Business Overview

  As used in this Annual Report, unless the context otherwise requires, the terms "Vesta," "we," and "our" refer to Vesta Insurance Group, Inc., a Delaware corporation, and its subsidiaries, collectively.

  Vesta is a holding company for a group of financial services companies that offers a wide range of products for consumers. During 1999 and 2000, we exited the property-casualty reinsurance assumed and commercial property-casualty insurance and focused our efforts on personal lines insurance products. Our remaining standard property-casualty business consists primarily of personal auto and homeowners insurance products distributed through an independent agency force. In 2000, we diversified our insurance operations through investments in life insurance, accident and health insurance and non-standard auto.


Significant Developments

  The following events have occurred since January 1, 2000 and have had a significant positive impact on Vesta:

  . Improved Ratings: On February 25, 2000, A.M. Best Company upgraded our insurance subsidiaries to "B+" (Very Good) from "B" (Fair). The "B+" rating places Vesta in the secure category of A.M. Best's classifications. A.M. Best's upgrade reflects the agency's assessment of our improved financial condition, including reduced debt and improved financial flexibility. Similarly, when we reinstated the payment of dividends on the Trust Preferred Securities, Duff & Phelps Credit Rating Co. upgraded its rating on those securities to "B" from "DP" (dividend arrearages). Duff & Phelps also removed all of our rated operating subsidiaries from "Rating Watch - Down." Moody's Investor Service also revised its outlook for the ratings of Vesta to "positive" from "negative."

  . Debt Exchanges and Repurchases: During 2000 and in the first quarter of 2001, we engaged in several transactions to reduce annual interest expense obligations and improve our debt to capital ratio:

       . On March 17, 2000, we repurchased $21.6 million of the 12.5% Senior Notes and $4.5 million of our 8.75% Senior Debentures due 2025.

       . In April 2000, we redeemed $22.5 million of our 12.5% Senior Notes and approximately $8.6 million of our 8.75% Senior Debentures.

       . In December 2000, we redeemed $8 million face amount of our 8.525% Deferrable Capital Securities for 1.2 million shares of Vesta common stock.

       . On January 30, 2001, we redeemed $3.475 million face amount of our 8.525% Deferrable Capital Securities for 380 thousand shares of Vesta common stock.

     As a result of this series of transactions, we reduced our outstanding debt by $68.7 million and have reduced our annual ongoing interest obligations by $7.5 million. These transactions also helped reduce our debt to total capital ratio from 48.5% at December 31, 1999 to 36.7% at December 31, 2000.

  . Acquisition of Shares Held by Torchmark: In 2000, we exercised our right of first refusal and acquired 5.1 million shares of our common stock from Torchmark Corporation. The shares were subsequently resold through privately negotiated transactions.

  . Shareholder Rights Plan: Our Board of Directors adopted a stockholders rights plan on June 15, 2000 to discourage takeovers that involve abusive tactics or that fail to provide fair value to shareholders. The plan is similar to plans previously adopted by many other publicly traded companies.

  . Investment in American Founders Financial Corporation: On June 30, 2000, we entered the life and annuity business through a 71% investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. American Founders has approximately $1.8 billion (face value) of life products in force and approximately $339 million of annuity deposits as of December 31, 2000. American Founders is currently rated B+ by A.M. Best and operates in 40 states and the District of Columbia.

  . Catastrophe Bond Securitization: In July 2000, we reinsured our risk of catastrophic hurricane and tropical storm loss in Hawaii and catastrophe hurricane loss in the northeastern United States through a securitization transaction effected through the INEX insurance exchange. We believe that reinsuring this risk in the capital markets is an attractive alternative to traditional reinsurance coverages and will provide us with immediate liquidity if a qualifying event occurs, avoiding the potential for delays in collection and disputes with reinsurers which often arise in the traditional reinsurance market.

  . Acquisition of Aegis Financial Corporation: In December 2000, we agreed to acquire, subject to regulatory approval, Aegis Financial Corporation, a holding company for an accident and health insurance company. At December 31, 2000, Aegis had approximately $16.5 million of accident and health premiums in force. The transaction was approved by the Texas Department of Insurance on March 21, 2001.

  . Investment in Instant Auto: In December 2000, we acquired an approximate 52% economic interest in Instant Insurance Holdings, Inc., a holding company for a group of non-standard auto insurance agencies.

  . Retirement of Preferred Stock: On January 26, 2001, we effectively retired 2,950,000 shares of Series A Convertible Preferred Stock, eliminating $2.25 million in annual dividend payments. The preferred stock holders converted the preferred stock pursuant to their original conversion terms, and we then repurchased the 5,900,000 shares of common stock issued upon conversion for $15 million cash and a $32.2 million note. We subsequently resold 5.5 million of these shares in privately negotiated transactions and repaid the $32.2 million note in full on March 14, 2001.

  In 2000, we implemented a diversification strategy by pursuing strategic opportunities that leverage our infrastructure and excess surplus to offer complementary products having more predictable loss patterns than our standard property-casualty business. Our diversification strategy revolves around three basic criteria:

 . Enter new personal lines markets, with emphasis on life, annuity, health and non-standard auto;

 .  Acquire proven management;

 .  Migrate to effective information systems to support products offered;

 .  Create growth opportunities for new and existing product offerings.

  Applying these basic strategic criteria to several candidates that we considered in the second half of 2000, we acquired, or made significant investments in, three insurance operations that will enable us to offer life, annuity, accident and health, and non-standard automobile insurance products.
In addition, we determined to pursue opportunities to leverage our various state licenses by acting as an issuing carrier for private passenger automobile insurance on a fee-for-service basis. We discuss each of these strategic initiatives in detail later in this description of our business. Although we believe that these initiatives will soon develop into more significant segments of our consolidated operations, our standard property-casualty operations remained our dominant segment in 2000.

Business Segments

  Summary. In 2000, we changed our segment reporting to reflect the start-up of the specialty lines business and the entry into the life markets. Going forward, we expect to have a growing presence in non-standard auto insurance and add health insurance products in our life segment. This data should be read in conjunction with our Consolidated Financial Statements and related notes thereto. For additional information on our business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note K the Consolidated Financial Statements. Each segment is discussed in detail on following pages.

Standard Property-Casualty

  General. In our standard property-casualty segment, we write primarily personal auto and homeowners insurance, along with other miscellaneous products targeted for particular markets. During 2000, we took a more disciplined approach to our standard property-casualty business, maintaining relationships with only our core agencies, which reduced our independent agency force to
approximately 1,600 agencies.   These agents have historically produced our most
profitable business. As a result, we are reducing our gross written premium in this segment, while improving our profit margins. We also decided to diversify our insurance product portfolio. Through these actions, we believe we are positioned to achieve improved operating results from our standard property-casualty operations, strengthen our relationships with our most profitable independent agencies and leverage our capital and surplus to enter other lines of business which may generate greater returns on equity.

      Selected Operational Ratios for Standard Property-Casualty Segment

                                        2000            1999            1998
                                        -----           -----          ------
Loss and LAE ratio                      58.6%           66.5%           67.8%
Underwriting expense ratio              37.1%           30.3%           48.5%
                                        -----           -----          ------
Combined Ratio                          95.7%           96.8%          116.3%
                                        =====           =====          ======
Net premiums written to Surplus Ratio     .76x            .98x           2.31x
                                        =====           =====          ======

  The following table illustrates the source of our premium revenue from our standard property-casualty lines operations. You should read this data in conjunction with our consolidated financial statements and related notes appearing later in this annual report.

                          Standard Property-Casualty
                             Gross Written Premium
                            Year Ended December 31

                              2000              1999                1998
                        ---------------    ---------------     --------------
                                 (in thousands, except percentages)
Personal Auto           $ 98,449    44%    $141,868    56%     $223,425   64%
Homeowners               121,483    54%     107,025    42%       93,762   27%
Other                      3,405     2%       6,098     2%       29,805    9%
                        ---------------    ---------------     --------------
  Total                 $223,337   100%    $254,991   100%     $346,992  100%
                        ===============    ===============     ==============

  Personal Auto. Our standard personal auto line targets drivers over age thirty-five with above average driving records. We write policies with liability limits up to $500,000, with personal umbrella liability coverage available up to $5 million. The vast majority of our personal umbrella coverage is written at limits of $1 million or $2 million. We write the majority of our standard auto business in Ohio, Pennsylvania, Tennessee, West Virginia, Illinois, and Wisconsin through The Shelby Insurance Company and its affiliated companies. Our renewal rate for this line of business in 2000 was approximately 85% and new policy applications increased compared to 1999 levels for our active agents.

  Homeowners. Our homeowner and dwelling insurance products cover the full range of homes, starting with lower valued dwellings in the $10,000 to $50,000 range, through middle valued homes in the $50,000 to $150,000 range, and occasionally we insure higher valued homes valued up to $10 million. The majority of our homeowners business covers properties valued between $40,000 and $250,000.

  We write homeowners insurance through various insurance subsidiaries, but we generally divide it into three books of business:

   . Hawaiian coverage, primarily written by our wholly-owned subsidiary, The Hawaiian and Guaranty Company, Ltd.;
   . The Property Plus business, a large book of homeowners business that we acquired from CIGNA in 1998;
   . Shelby homeowners, written through our wholly-owned subsidiary, Shelby Insurance Company.

  Our Hawaiian homeowners business generally covers higher valued dwellings against fire and other catastrophic loss. Until recently, we did not underwrite significant wind, or hurricane, risk of loss in Hawaii, because most policyholders procured that coverage through a state-sponsored insurance pool. In 2000, that state insurance pool disbanded, and many of our policyholders began purchasing wind, or hurricane, coverage from us in Hawaii. Although this increases the total risk in our Hawaiian portfolio, we have effectively managed this risk through reinsurance coverage procured in the capital markets as well as the traditional reinsurance markets. In 2000, we wrote $14.7 million in annual premiums in this book of business.

  Our Property Plus book of business covers mid-to-high valued homes primarily in the northeastern region of the United States as well as a limited amount across the entire country. We have taken a conservative approach in the northeastern section of the country and minimized our exposure on the coastal regions. This book of homeowners business was acquired from CIGNA in 1998 through a reinsurance arrangement, coupled with CIGNA's commitment to use reasonable efforts to cause the policyholder base to renew their coverage with us. Since that time, approximately nine out of ten policyholders with policies coming up for renewal have elected to renew coverage with us, for a renewal retention ratio in this Property Plus book of homeowners business of approximately 88%. We expect the process of conversion to be completed in early 2001. In 2000, we wrote $45.0 million in annual premium in this book of business.

  The Shelby homeowners policies focus on the Midwestern and Mid Atlantic sections of the United States covering homes primarily from $100,000 to $250,000 in value. Homes in this book of business have very minimal exposure to hurricanes. This section of our business had a renewal rate of 86% for 2000, and we wrote $94.7 million in annual premium.

  Other Personal Lines Products. We provide miscellaneous products to particular target markets. The majority of these products are designed to protect the interests of financial institutions in various instances in which the borrower fails to insure a car or a home serving as collateral in accordance with a loan or mortgage agreement, as well as coverage for properties that are in the process of foreclosure. We also provide fire and allied lines coverage on low-value dwelling, mobile home, and household contents.

  Underwriting. The goal of our underwriting operations is to manage the quality of our book of business. Working in concert with our agency force, our underwriting staff supports our agents on a daily basis. Vesta's agency force understands our underwriting philosophy and goals and, in turn, we rely on our agents to exercise a high degree of underwriting knowledge in the field.

  Our target market profile is families with multiple insurance policies, who own more than one automobile and who live in a home valued between $100,000 and $250,000. Our underwriting staff is highly trained and operates in an efficient manner in order to maintain and manage expenses.

  Exposure to Catastrophic Events. In our standard lines operations, the greatest risk of loss we face is property damage resulting from catastrophic events, particularly hurricanes and tropical storms affecting Hawaii and hurricanes affecting the northeastern United States. Our exposure to loss from other catastrophic events, such as tornadoes and earthquakes, is not as significant, because we do not insure significant levels of property in areas traditionally affected by these events. While we seek to reinsure a significant portion of our risk of catastrophic losses, there can be no assurance that our losses will be within the coverage limits of our reinsurance programs.

  Standard Property-Casualty Lines Reinsurance. We seek to manage our risk exposure on standard property-casualty lines insurance through the purchase of reinsurance. We obtain reinsurance principally to reduce our net liability on individual risks and to provide protection for individual loss occurrences, including catastrophic losses, in order to stabilize our underwriting results. In exchange for reinsurance, we pay to our reinsurers a portion of the premiums received under the reinsured policies.

  In addition to our traditional catastrophe reinsurance program, we obtained additional catastrophe coverage for potential hurricane and tropical storm loss in Hawaii and hurricane loss in the northeastern United States through a securitization transaction effected through the INEX insurance exchange. We purchase traditional excess of loss reinsurance for our standard property-casualty business up to a 100-year probable maximum loss (PML) reinsured by traditional reinsurance. The securitization transaction placed through INEX provides coverage for a 250-year PML.

  Although we reinsure a significant portion of potential losses on the policies that we issue, we initially pay all claims and seek to recover the reinsured losses from our reinsurers. Although we report as assets the amount of claims paid which we expect to recover from reinsurers, there is no guarantee that we will be able to collect those amounts. The possibility exists that the reinsurer would be unable to pay, or the reinsurer may dispute our calculation of the amounts recoverable. In either of these circumstances, we will not have the anticipated liquidity to pay the claims on the reinsured policies. We believe that our procurement of a portion of our reinsurance through the capital markets in the manner described above mitigates these credit and collection risks inherent in the traditional reinsurance market.

  Marketing. We have chosen to distribute our products through the Independent Insurance Agent. We strive to develop and maintain relationships with agencies in rural or suburban areas and provide them with above average compensation when policies are issued through our companies. Our product offerings in the standard property-casualty market fit the needs of a wide range of consumers. Vesta supports its agency force through advertising and promotions aimed to create top-of-mind awareness of the agency and our companies as well as creating business to business technology that has the potential to increase agent productivity while decreasing our operating expenses.

  We believe that the Independent Agent is best able to sell and service the needs of our target market because of the agent's close relationship with their customers. Consumers who use independent agents typically keep using the services of the same independent agent year after year. This means once Vesta acquires a new customer, the likelihood that particular customer will renew his/her policy with us the following year is very high. This will keep our policy acquisition expenses to a minimum over time. We currently have a marketing force of approximately 1,600 agencies in 24 states that distribute our standard property-casualty products.

  Our agency force has a voice in Vesta through the Agency Advisory Council. The Council was created to foster ideas and give the agents the opportunity to suggest new initiatives to improve both our businesses. In 2001, we announced our intention to create a stock incentive plan for our agents so that top-performing agents have the opportunity to acquire Vesta common stock at a discount to market prices.

  The following table sets forth the principal geographic distribution of our gross premiums written in our standard property-casualty business for the three years indicated. The geographic balance reflected allows for greater profit protection and more cost effective management of the property catastrophe exposures. The states listed below comprise the ten states with the largest gross premiums written for the year ending December 31, 2000 and their comparative amounts for prior years.

                          Standard Property-Casualty
                             Gross Written Premium
                            Year Ended December 31


                               2000             1999              1998
                          ---------------  ----------------  ---------------
Pennsylvania              $ 40,305  18.0%  $ 48,822   19.1%  $ 50,185   14.5%
West Virginia               25,258  11.3%    26,677   10.5%    27,593    8.0%
Hawaii                      17,187   7.7%    18,425    7.2%    25,175    7.3%
Ohio                        15,126   6.8%    19,307    7.6%    17,942    5.2%
Tennessee                   14,971   6.7%    20,065    7.9%    24,924    7.2%
Illinois                    11,642   5.2%    15,936    6.2%    20,029    5.8%
North Carolina               9,910   4.4%    10,426    4.1%    11,966    3.4%
Alabama                      9,896   4.4%    11,375    4.5%    14,641    4.2%
New York                     9,877   4.4%     1,983    0.8%        37    0.0%
Mississippi                  6,164   2.8%     9,883    3.9%    11,398    3.3%
All Other                   63,000  28.2%    72,092   28.3%   143,102   41.2%
                          ---------------  ----------------  ---------------
  Total                   $223,337 100.0%  $254,991  100.0%  $346,992  100.0%
                          ======== =====   ========  =====   ========  =====

  Our independent agents have limited authority to bind insurance coverages without prior approval from us, as long as such coverages fit within our established guidelines. However, our underwriting staff reviews all coverages bound by these agents and ultimately decides whether to continue such coverages. Because of the broad base of our independent agency force, the contractual limitation on their authority to bind coverage and our underwriting review procedures, we do not believe that the authority of our agents to bind us presents any material risk to our operations.

  Claims. Claim costs represent actual payments made and changes in estimated future payments to be made to or on behalf of policyholders, including expenses required to settle claims and losses. These costs include a loss estimate for future assignments and assessments. Claims arising under our policies are managed by our Claims Department. When we receive notice of a loss, our claims personnel open a claim file and establish a reserve with respect to the loss. All claims are reviewed and all payments are made by our employees, with the exception of claims on certain products, which are adjusted by a managing general agency and periodically audited by our claims personnel. Management believes that utilizing our trained employee adjusters permits faster, more efficient service at a lower cost. In 2000, we added a reinspection manager and a fraud examiner to our staff to increase controls and monitor our loss notices.

  Claims settlement authority levels are established for each adjuster or manager based upon each employee's ability and level of experience. Upon loss notification, each claim is reviewed and assigned to an adjuster or manager based upon the type of claim. Home office litigation supervisors monitor claims-related litigation. We emphasize prompt, fair and equitable settlement of meritorious claims, adequate reserving for claims and controlling of claims adjustment and legal expenses.

  Systems. Almost all of our policy administration functions are performed on our own information systems. In recent years, we have upgraded our core infrastructure, and expanded the scope of our capabilities. While this work has been our chief focus for several years, it was greatly accelerated in 2000 when we determined that we should move all of our policy management systems in-house. This is the last major expense that we intend to incur as a result of the integration of the Shelby Companies acquisition. The policy information that is housed with a vendor is being converted to our in-house mainframe system. The conversion began in the second quarter of 2000 and we anticipate the project to be completed in 2001.

  Our efforts in e-commerce and technology have a high priority, and during the year we intensified our resources devoted to Internet-based technology. To assist the marketing and servicing capabilities of our agency force, we introduced Internet-based programs that give agents the ability to quote, enter new business, perform endorsements and perform inquiries on policies, billing and claims. This information is exchanged through Vesta Internet Access (VIA), which is located on our web site -- www.vesta.com -- and provides Agent's fast, convenient access to product, policy and claims information. In addition, we initiated a video training program designed to assist our agents in learning to operate the VIA Internet system. We are committed to utilizing the latest electronic technology to allow our agency force to securely conduct transactions, access information and communicate with our insurance subsidiaries.

Life and Health

  We diversified our product offering by entering the Life and Health Insurance business through strategic acquisitions in 2000. Similar to the property-casualty industry, life and health insurance is a mature industry experiencing consolidation. One major difference, however, is that as the overall population ages, individuals will focus on efficiently transferring wealth between generations. As a result, we believe that consumers will be attracted to savings-oriented products with tax-advantaged status to both fund their retirement years and protect their accumulated savings.

  Even though the demand for life, annuity and health products has increased in recent years, this business remains extremely competitive. Access and retention of distribution channels is a key factor in the success in this business, and we utilize an independent agency force to distribute these products.

  Life and health insurance is expected to have a different impact on Vesta's earnings stream as compared to property - casualty business. Losses in the property-casualty business are difficult to predict due to potential catastrophes, such as hurricanes, tornadoes and other weather-related events. In addition, losses in the property-casualty line can take years to ultimately determine due to litigation and other factors. On the other hand, financial results from life and health insurance businesses are easier to predict and the ultimate results from the business can be reported sooner. Accordingly, we believe that our earnings from the life and health segment should be more predictable and consistent than our property-casualty segment.

  Primary Products. The primary products of our life and health segment consist of traditional life products, universal life products, annuity and pension contracts and related products. Fixed-rate and variable annuities are a substantial portion of our offerings. We also intend to offer a critical illness product, a relatively new product that we believe is gaining acceptance in the marketplace. The critical illness product is designed to bridge the gap between disability insurance and life insurance by paying the face amount of the policy at death or earlier in the event of the occurrence of certain critical illnesses, such as Alzheimer's disease, organ transplants or loss of sight.

  Strategy. We believe our life and health insurance business is well positioned for growth. We intend to grow by acquisitions, joint ventures and internal sales. The main drivers of these strategies are an efficient and flexible operating and administrative system and maintaining seasoned management with industry expertise to identify potential targets and successfully integrate blocks of policies efficiently into the current administrative system.

  Marketing. We distribute our life and health products through agents recruited and contacted directly by our life and health insurance subsidiaries, American Founders and Aegis Financial. The agents that have historically served these companies are geographically diversified without any one dominant producer.

  Reinsurance Ceded. Our life business engages in reinsurance to appropriately spread reinsurance-ceded risks among reinsurers. American Founders maintains excess of loss reinsurance agreements for more than $50,000 on policies issued prior to October 24, 1990 and for more than $250,000 on policies issued subsequently.

  Systems. A key criteria in our diversification strategy was to acquire effective information systems to support new products offered. We believe that each of American Founders and Aegis have efficient and flexible administrative systems that have demonstrated the ability to quickly and efficiently assimilate and provide administration for acquired blocks of policies. The result is an ongoing low-cost administration of the insurance and annuity policies.

Specialty Lines
---------------

  As a holding company for 14 insurance subsidiaries, we hold certificates of authority to write various types of insurance in 48 states. In many states, we have several insurance company subsidiaries licensed to write the same types of insurance business, and we are licensed to write business in other states where we are not actively underwriting business. We use our authority to write business in these circumstances, which would otherwise go unused, to write certain lines of business and reinsure the risks in exchange for fees. This can be a valuable asset to reinsurance companies desiring to underwrite insurance business in these states but which do not hold certificates of authority to do so. We may also decide to retain some underwriting risk on selected business, in our discretion and we report the underwriting results of that retention in this segment. We pursue opportunities to provide this "specialty" type of insurance primarily for reinsurance companies.

  During 2000, our specialty lines operations contracted for approximately $100 million in annualized premium, primarily in the private passenger auto insurance segment. In addition, given our certificates of authority and infrastructure, we believe we are well positioned internally to provide specialty insurance for certain additional coverages. Due to external market requirements, however, we believe our opportunities to provide additional types of specialty insurance depends, in large part, on improved ratings from our various rating agencies, including A. M. Best Company.

Non-Standard Auto

  In 2001, we expect to begin distributing non-standard auto insurance products through our acquisition of Instant Auto. Unlike American Founders and Aegis, Instant Auto's principal business is not underwriting insurance. Instant Auto operates as a non-standard auto agency, distributing the insurance products of other carriers. Thus, Instant Auto's principal revenue stream is agents' fees and commissions. Non-standard auto insurance covers owners and drivers seeking to purchase insurance as required by law, drivers with accidents or violations on their driving records, new drivers, and drivers who own high-performance vehicles. Non-standard auto insurance customers traditionally are higher risks than standard customers and, therefore non-standard customers premiums are higher. According to A.M. Best, the non-standard segment is approximately 18% of the overall personal auto insurance industry. In recent years, the non-standard auto segment has become extremely concentrated, putting additional financial pressure on companies as they compete for market share. This industry shakeout has caused high-cost operators to seek merger partners and has created an opportunity for growth.

  Although our investment in Instant Auto does not immediately diversify our product offering, we believe that it is a necessary and important step towards growing our existing insurance business through state of the art distribution and processing methods. We also believe that it provides us with a platform to develop fee income, both through traditional agency commissions and specialty lines fees (discussed above). Instant Auto has two fundamental assets that we believe will enable us to accomplish these strategic goals:

    . valuable technological assets which we believe can serve as a growth engine for various types of insurance products; and

    . seasoned management to build a significant non-standard auto general agency.

  Instant Auto has developed a fully functional Internet distribution platform. Recognizing the novelty of the Internet's "virtual business model" and consumer reluctance to purchase financial products online, Instant Auto also developed a highly functional call center to field customer inquiries, facilitate policy applications and administer the process of issuing new policies. While we believe this call center will prove to be invaluable support for the Internet "virtual business model" as it develops and gains acceptance in the future, we also believe that this call center can immediately enhance the marketing of our other products and facilitate the applications for, and the issuances of, those products. We believe that having access to this call center is an important step towards significant growth in our newly acquired life and annuity business. In addition, we believe this call center may ultimately be an effective tool with which all of our independent agents may effectively cross market all of our personal lines products.

Corporate & Other
-----------------

  Our corporate and other segment primarily consists of net investment income on capital, interest on all debt and certain overhead expenses not directly associated with a particular segment.

Reserves

  Our insurance subsidiaries maintain reserves to cover their estimated ultimate liability for losses with respect to reported and unreported claims incurred. To the extent that current reserves prove to be inadequate in the future, we would have to increase such reserves and incur a charge to earnings in the period such reserves are increased, which could have a material adverse effect on our results of operations and financial condition. The establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that ultimate losses will not materially exceed our estimates. Reserves are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the cost of the ultimate settlement and administration of claims based on facts and circumstances then known, estimates of future trends in claims severity and other variable factors such as inflation.

Reserves for Property-Casualty Business

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

  Reserves are computed based upon actuarial principles and procedures applicable to the lines of business written by us. These reserve calculations are reviewed regularly by management, and, as required by state law, we engage an independent actuary to render opinions as to the adequacy of statutory reserves established by management. The actuarial opinions are filed with the various jurisdictions in which we are licensed. Based on our practices and procedures, management believes that reserves were adequate as of the valuation date.

  The following table provides a reconciliation of beginning and ending property-casualty liability balances on a GAAP basis for the periods indicated:

                                                             Year Ended December 31,
                                                         2000          1999         1998
                                                       --------      --------     --------
Gross Losses and LAE reserves at beginning of year    $ 354,709     $ 504,911    $ 596,797
Reinsurance Recoverable                                (186,559)     (206,139)    (204,336)
                                                      ---------     ---------    ---------
Net Losses and LAE reserves at beginning of year        168,150       298,772      392,461
Increases (decreases) in provisions for losses and
LAE for claims incurred:
 Current year                                           169,333       268,931      396,091
 Prior year                                              (5,862)      (22,167)        (769)
Losses and LAE payments for claims incurred:
 Current year                                          (120,888)     (198,503)    (269,369)
 Prior year                                            (117,094)     (178,883)    (219,642)
                                                      ---------     ---------    ---------
Net Losses and LAE reserves at end of year               93,639       168,150      298,772
Reinsurance Recoverable                                 170,050       186,559      206,139
                                                      ---------     ---------    ---------
Gross loss and LAE Reserves                           $ 263,689     $ 354,709    $ 504,911
                                                      =========     =========    =========

  The reconciliation between statutory basis and GAAP basis reserves for each of the three years in the period ended December 31, 2000, is shown below:

                                                                      Year Ended December 31,
                                                                     2000       1999        1998
                                                                   --------   --------    --------
                                                                           (in thousands)
Statutory reserves                                                 $142,116   $207,351    $363,139
Adjustments for salvage and subrogation (1)                              --         --     (11,250)
Retroactive Reinsurance and other amounts                           (48,477)   (39,201)    (53,117)
Gross-up of amounts netted against Reinsurance recoverable          170,050    186,559     206,139
                                                                   --------   --------    --------
Reserves on a GAAP basis                                           $263,689   $354,709    $504,911
                                                                   ========   ========    ========

----------
(1) Salvage and subrogation recoverable amounts were included in the 2000 and 1999 statutory reserves in accordance with Illinois Department of Insurance regulations. Prior to 1999, we reported our statutory reserves under Alabama regulations which do not allow such adjustments.

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

                                                                         Year Ended December 31,
                                    ------------------------------------------------------------------------------------------------
                                        1990    1991     1992     1993     1994     1995      1996     1997     1998     1999   2000
                                     ------- -------  ------- -------- -------- --------  -------- -------- --------  ------- ------
                                                                               (in thousands)
Liability for unpaid
  losses and LAE.................... $27,823 $21,919   21,976 $ 29,688 $ 66,648 $118,733  $112,932 $392,461 $298,772  168,150 93,639
 Paid (cumulative) as of
  One year later....................  11,864  13,166   20,517   20,761   51,527   88,377    86,978  197,477  178,883  117,094
  Two years later...................  14,949  17,054   20,272   28,766   65,360  116,388   114,704  253,109  236,301
  Three years later.................  17,096  16,810   20,281   34,776   66,490  125,299   131,342  287,385
  Four years later..................  18,093  16,622   23,272   33,139   72,273  137,081   137,926
  Five years later..................  19,206  18,140   20,994   38,222   81,156  139,485
  Six years later...................  20,683  16,218   22,964   46,298   82,336
  Seven years later.................  20,391  17,922   31,006   47,185
  Eight years later.................  22,284  25,941   31,776
  Nine years later..................  30,299  26,417
  Ten years later...................  30,772
 Liability reestimated as of
  End of year.......................  27,823  21,919   21,976   29,688   66,648  118,733   112,932  392,461  298,772  168,150 93,639
  One year later....................  28,779  21,853   28,530   28,930   61,033  127,790    99,708  391,692  276,605  162,289
  Two years later...................  29,431  19,009   27,914   34,219   66,582  110,437   144,986  353,969  255,915
  Three years later.................  29,130  19,817   26,120   38,940   66,713  118,657   132,761  344,726
  Four years later..................  29,578  16,470   30,435   41,517   76,863  146,090   140,775
  Five years later..................  26,291  19,862   33,845   50,993   88,770  144,256
  Six years later...................  29,493  23,760   40,317   53,330   86,357
  Seven years later.................  36,400  29,574   37,953   51,482
  Eight years later.................  40,568  33,388   35,850
  Nine years later..................  37,804  30,973
  Ten years later...................  35,298
Cumulative redundancy/(deficiency)..  (7,475) (9,054) (13,874) (21,794) (19,709) (25,523)  (27,843)  47,735   42,857    5,862

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

Life Insurance Reserves

  Policy liabilities: Reserves for traditional life contracts are generally calculated using the net level premium method, based on assumptions as to mortality, withdrawals, dividends, and investment yields ranging from 2.5% to 6.5%. These assumptions are generally made at the time the contract is issued or at the purchase date. These assumptions are based on projections from past experience, making allowance for possible unfavorable deviation.

  Our reserves for investment-type contracts are based either on the contract account balance (if future benefit payments in excess of the account balance are not guaranteed) or on the present value of future benefit payments (if such payments are guaranteed).

Investments

  Our consolidated investment portfolio consists primarily of investment grade fixed income securities. Our portfolio is managed subject to investment policies and guidelines established by management and the Board of Directors. Our cash and investments at December 31, 2000, totaled approximately $1.0 billion and were classified as follows:

Type of Investment

                                          Amount at which
                                             Shown on              % of
                                           Balance Sheet         Portfolio
                                          ---------------        ---------
                                                   (in thousands)
     Cash and short-term investments         $ 35,960             3.5%
     Fixed maturity portfolio                 798,205            78.3%
     Equity securities                         31,285             3.1%
     Mortgage and collateral loans             63,060             6.2%
     Policy loans                              61,413             6.0%
     Other invested assets                     29,343             2.9%
                                           ----------           ------
     Total                                 $1,019,266           100.0%
                                           ==========           ======

  The value of the fixed maturities portfolio, classified by category, as of December 31, 2000, was as follows:

                                                          Amortized    Fair
                                                             Cost      Value
                                                          --------    --------
                                                             (in thousands)
United States Government                                  $ 80,235    $ 82,689
Asset-backed securities                                    381,099     377,383
Corporate                                                  312,412     315,533
Municipals                                                  21,372      22,600
                                                          --------    --------
Total                                                     $795,118    $798,205
                                                          ========    ========

  The National Association of Insurance Commissioners ("NAIC") has a bond rating system that assigns securities to classes called "NAIC designations" that are used by insurers when preparing their annual statutory financial statements. The NAIC assigns designations to publicly-traded as well as privately-placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being of the highest quality. We invest our fixed maturities portfolio primarily in class 1 or 2 securities as rated by the NAIC, which are considered investment grade. The maturity and duration of our portfolio are managed to match the maturity and duration of the underlying life insurance and property-casualty reserves.

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

  NAIC: In 1998, the NAIC adopted the Codification of Statutory Accounting Principles which will replace the current NAIC Annual Statement Instructions and Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in other areas. The implementation date established by the NAIC and our respective domiciliary insurance departments is January 1, 2001. Management does not believe that the impact of adopting Codification will be significant.

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

  Risk-based Capital: The NAIC's risk-based capital requirements are intended to be used as an early warning tool to help insurance regulators identify deteriorating or weakly capitalized companies in order to initiate regulatory action. Such requirements are not intended as a mechanism for ranking adequately capitalized companies. The formula defines a minimum capital standard which supplements the low, fixed minimum capital and surplus requirements previously implemented on a state-by-state basis.

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

  At December 31, 2000, the total adjusted risk-based capital as a percentage of authorized control level were as follows for our principal insurance subsidiaries:


     Vesta Fire Insurance Corporation                 630%
     American Founders Life Insurance Company         492%

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

  IRIS Ratios. The NAIC has developed its Insurance Regulatory Information System ("IRIS") to assist state insurance departments in identifying significant changes in the operations of an insurance company, such as changes in its product mix, large Reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. Such changes may not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. In 2000, Vesta Fire had 3 ratios which varied unfavorably from the "usual value" range and American Founders had 4 ratios which varied unfavorably from the "usual value" range.

A.M. Best Rating

   A.M. Best, which rates insurance companies based upon factors of concern to policyholders, raised its rating on property-casualty insurance subsidiaries to "B+" (Very Good, in the Secure Rating Category) from "B" (Good, in the Vulnerable Rating Category) in February, 2000. Some of the factors noted by A.M. Best as contributing to the upgrade include our improved financial condition, debt restructuring, elimination of noncore business units and our focus on our personal lines business. We believe that the current A.M. Best rating of "B+" will assist us in increasing the number of new policy applications and strengthen our retention ratios on our existing policies as they come up for renewal. American Founders is also rated "B+" by A. M. Best.

   To further strengthen our ability to increase new policy applications and retain our existing policies, and to open up other opportunities, we believe we must continue to work towards a higher rating from A.M. Best. To accomplish that, we will focus on:

     .  Expanding our core book of business
     .  Continuing to lower our debt-to-capital ratio
     .  Continuing to demonstrate the ability to operate profitably.

  Each of these three goals is related to our future operating performance which is subject to a host of uncertainties and risk factors more fully discussed in
Exhibit 99.1 to this report.

Competition

  Direct writers are making a strong push in the personal lines arena. These companies compete almost exclusively based on price. While there is a segment of the population that is driven exclusively by price, we believe that many consumers desire the advice and counsel of a professional agent. We have developed a business strategy which focuses on this segment of the market. Accordingly, our relationships with our independent agents is perhaps the most important component of our current competitive profile. In order to develop and retain the independent agents loyalty, We have reaffirmed our commitment to the independent agency distribution by providing innovative solutions to their daily business issues, as well as, responding to the agency's needs as quickly as possible.

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

Employees

  As of January 10, 2001, we employed 486 persons. Our employees are neither represented by labor unions nor are they subject to any collective bargaining agreements. Management knows of no current efforts to establish labor unions or collective bargaining agreements.


                               Item 2. Properties
Properties

  We lease approximately 111,099 square feet for our home office at 3760 River Run Drive, Birmingham, Alabama under a long-term operating lease from Torchmark Development Corporation, which, until September 25, 1999 was a wholly owned subsidiary of Torchmark Corporation. We lease approximately 8,140 square feet for our Hawaiian operations in Honolulu, Hawaii under a long-term operating lease. We lease approximately 25,000 square feet for our life insurance operations in Phoenix, Arizona, under a long-term operating lease.

  We consider the office facilities to be suitable and adequate for our current and anticipated level of operations.


                           Item 3. Legal Proceedings

 Securities Litigation

  Subsequent to the filing of its quarterly report on Form 10-Q for the period ended March 31, 1998 with the Securities and Exchange Commission, we commenced an internal investigation to determine the exact scope and amount of certain reductions of reserves and overstatement of premium income in Vesta's reinsurance assumed business that had been recorded in the fourth quarter of 1997 and the first quarter of 1998. This investigation concluded that inappropriate amounts had, in fact, been recorded and we determined that we should restate our previously issued 1997 financial statements and first quarter 1998 Form 10-Q. Additionally, during our internal investigation we re-evaluated the accounting methodology being utilized to recognize earned premium income in our reinsurance business. We had historically reported certain assumed reinsurance premiums as earned in the year in which the related reinsurance contracts were entered even though the terms of those contracts frequently bridged two years. We determined that reinsurance premiums should be recognized as earned over the contract period and corrected the error in our accounting methodology by restating previously issued financial statements. We issued press releases, which were filed with the Securities and Exchange Commission, on June 1, 1998 and June 29, 1998 announcing our intention to restate our historical financial statements.

  We restated our previously issued financial statements for 1995, 1996 and 1997 and its first quarter 1998 Form 10-Q for the above items by issuance of a current report on Form 8-K dated August 19, 1998. These restatements resulted in a cumulative decrease to stockholder's equity of $75.2 million through March 31, 1998.

  Commencing in June 1998, Vesta and several of its current and former officers and directors were named in several purported class action lawsuits in the
United States District Court for the Northern District of Alabama.   Several of
Vesta's officers and directors also have been named in a derivative action lawsuit in the Circuit Court of Jefferson County, Alabama, in which Vesta is a nominal defendant.

  The class actions filed in the United States District Court for the Northern District of Alabama have been consolidated into a single action in that district and the derivative case has been placed on the administrative docket. The class representatives in that action filed (a) a consolidated amended complaint alleging that the defendants violated the federal securities laws and (b) a motion for class certification, which was granted in 1999. The consolidated amended complaint also added as defendants Torchmark Corporation and our predecessor auditors, KPMG Peat Marwick, LLP. The consolidated amended complaint alleges various violations of the federal securities law and seeks unspecified but potentially significant damages. Our motion to dismiss the consolidated amended complaint was denied in October 2000. The case was recently assigned to another judge to explore settlement possibilities, but there is no assurance that any compromise of the securities litigation is feasible or will be achieved.

  We have notified our directors and officers liability insurance companies of these lawsuits and the consolidated amended complaint. The securities litigation is presently in the discovery stage. We intend to vigorously defend this litigation and intend to explore all available rights and remedies it may have under the circumstances. In related litigation, in September, 1998, Cincinnati Insurance Company ("Cincinnati"), one of Vesta's directors and officers liability insurance carriers, filed a lawsuit in the United States District Court for the Northern District of Alabama seeking to avoid coverage under its directors and officers liability and other policies. We filed a motion to dismiss Cincinnati's complaint on jurisdictional grounds in federal court (which was granted), and filed a lawsuit against Cincinnati in the Circuit Court of Jefferson

County, Alabama seeking damages arising out of Cincinnati's actions. Cincinnati has filed an answer and counterclaim in that case again seeking to avoid coverage. This litigation is in the discovery stage.

 Indemnification Agreements and Liability Insurance

  Pursuant to Delaware law and our by-laws, we are obligated to indemnify our current and former officers and directors for certain liabilities arising from their employment with or services to Vesta, provided that their conduct complied with certain requirements. Pursuant to these obligations, we have been advancing costs of defense and other expenses on behalf of certain current and former officers and directors, subject to an undertaking from such individuals to repay any amounts advanced in the event a court determines that they are not entitled to indemnification.

  We have purchased directors' and officers' liability insurance ("D&O insurance") for the purposes of covering among other things the costs incurred in connection with these indemnification obligations. For the period in which most of the claims against Vesta and certain of its directors and officers were asserted, we had in place a primary D&O insurance policy providing $25 million in coverage and an excess D&O insurance policy for an additional $25 million in coverage. The issuer of the primary D&O insurance policy, Cincinnati, has attempted to avoid coverage as discussed above, and we are vigorously resisting its efforts to do so.

  Subsequent to the initiation of the class actions described above, we secured additional excess D&O insurance providing coverage for losses in excess of $50 million up to $110 million, or additional excess coverage of $60 million for the class action securities litigation. We paid for this additional coverage in full in 1998.

  These matters are in their early stages and their ultimate outcome cannot be determined. Accordingly, we have not currently set aside any financial reserves relating to any of the above-referenced actions. Of course, we cannot predict the outcome of any of these matters. See Exhibit 99.1.

 Other Litigation and Arbitration

  Vesta, through its subsidiaries, is routinely a party to pending or threatened legal proceedings and arbitration relating to the regular conduct of its insurance business. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other specified relief. Based upon information presently available, and in light of legal and other defenses available to Vesta and its subsidiaries, management does not consider liability from any threatened or pending litigation regarding routine matters to be material.

  As discussed above, we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $55.2 million at December 31, 2000. We have collected approximately $48.5 million from the drawdown of collateral on hand.

  NRMA, one of the participants in the 20 percent whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting the Vesta's claim and the validity of the treaty, and seeking return of the $34.5 million of drawn down collateral. Vesta filed a demand for arbitration as provided for the treaty and filed a motion to compel arbitration which was granted in the United States District Court action. Vesta filed for arbitration against the other two participants on the treaty and all those arbitrations are in their early stages. While management believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in their early stages and their ultimate outcome cannot be determined at this time.

  During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from the Vesta. F&G Re is seeking to cancel the treaties and avoid its obligation. Based on the terms of the two treaties, Vesta will be entitled to recoveries of approximately $28.2 million as losses from prior accident years mature. Vesta has recorded a reinsurance recoverable of $28.2 million at December 31, 2000 and 1999 related to these two treaties. While management believes that the treaties with F&G Re are valid and legal treaties, this arbitration is in its early stage and the ultimate outcome cannot be determined at this time.

  A dispute has also arisen with CIGNA Property and Casualty Insurance Company (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claims are due under the terms of the treaty. In addition, during the fourth quarter, the treaty was terminated on a cut-off basis. Vesta is seeking recoupment of all improper claims payments and excessive expense allocations and charges from CIGNA. This arbitration is in its early stages and the ultimate outcome cannot be determined at this time.

  On September 23, 1999, Torchmark Corporation, formerly Vesta's largest common stockholder, filed a lawsuit in the Circuit Court of Jefferson County, Alabama against Vesta asserting breach of contract, conversion and breach of duty in connection with the Company's preparation and filing of a registration statement covering its shares in accordance with certain registration rights claimed by Torchmark. This claim seeks an injunction requiring a registration statement to be filed, as well as compensatory and punitive damages. During the course of this litigation, Vesta repurchased its stock from Torchmark which was the subject of such registration rights. This litigation is in its early stages, and management is unable to assess the damages that may be awarded, if any. However, management does not believe that such damages, if any, would materially and adversely affect the Company's financial position or result of operation.

  On June 23, 1999, a subsidiary of Torchmark filed suit in the Circuit Court of Jefferson County, Alabama against two subsidiaries of Vesta. The lawsuit claims that the Vesta's subsidiaries have failed to pay certain sums due under a marketing and administrative services agreement between the parties. The suit also seeks payment of certain commissions and administrative expenses. Management does not believe that such damages awarded as a result of this litigation, if any, would materially and adversely affect our financial position or results of operation.



          Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

  Item 5. Market for Registrant's Common Equity and Related Stockholder Matter

                Price Range of Common Stock and Dividend Policy

  Market Prices. Our common stock trades on the New York Stock Exchange under the symbol "VTA."

  Quarterly high and low market prices of our common stock in 2000 and 1999 were as follows:

       Quarter Ended                                              High    Low

     2000
     March 31                                                     $6.81  $3.88
     June 30                                                       7.06   4.56
     September 30                                                  6.75   4.56
     December 31                                                   5.56   4.50

     1999
     March 31                                                     $7.94  $4.00
     June 30                                                       6.00   4.00
     September 30                                                  5.38   4.19
     December 31                                                   4.75   3.75

  Dividend Policy and History. The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition and earnings, the capital requirements of our operating subsidiaries, legal requirements and regulatory constraints.

  The dividends we paid on our common stock for the past three years were as follows (in thousands):

     Quarter Ended       2000   1999
                        -----  -----
     March 31           $ 235  $ 698
     June 30              235    -0-
     September 30         235    -0-
     December 31          235    -0-

  Illinois, Ohio, Hawaii and Texas impose restrictions on the payment of dividends to us by our insurance subsidiaries under their regulatory authority in excess of certain amounts without prior regulatory approval. See, "Business-- Regulation--Restrictions on Dividends to Stockholders."

                        Item 6.  Selected Financial Data

  The following information should be read in conjunction with Vesta's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K.

                                                                          Year Ended December 31,
                                                              2000        1999         1998         1997       1996
                                                           ----------   --------   ----------   ----------   --------
                                                                       (in thousands, except share amounts)
Statement of Operations Data*
 Net premiums written                                      $  210,742   $227,807   $  264,839   $  150,526   $ 70,803
 Net premiums earned                                          216,999    248,076      247,063      132,333     63,206
 Net Investment Income                                         45,903     25,949       26,565       31,960     21,374
 Policy fees                                                    2,209         --           --           --         --
 Realized gains (losses)                                       (2,061)    12,756        3,272        3,283         32
 Other                                                          2,103      4,527        5,473        2,094        188
                                                           ----------   --------   ----------   ----------   --------
 Total revenues                                               265,153    291,308      282,373      169,670     84,800
 Policyholder benefits, losses and LAE incurred               135,042    165,014      167,413       69,645     25,631
 Policy acquisition and other underwriting
  expenses                                                     95,821     87,451      132,032       63,702     35,366
 Loss on asset impairment                                          --         --       65,496           --         --
 Goodwill and other intangible amortization                     1,591      2,118        5,177        3,065        484
 Interest on debt                                              15,105     13,215       14,054       10,859     10,059
                                                           ----------   --------   ----------   ----------   --------
 Total expenses                                               247,559    267,798      384,172      147,271     71,540
 Income (loss) from continuing operations before
  taxes, minority interest, and deferrable
  capital securities                                           17,594     23,510     (101,799)      22,399     13,260
 Income taxes (benefit)                                         5,664      7,129      (29,395)       7,973      4,307
 Minority interest, net of tax                                  1,595         --           --           --
 Deferrable capital securities distributions, net
  of tax                                                        1,986      5,632        5,449        5,051         --
                                                           ----------   --------   ----------   ----------   --------
 Income (loss) from continuing operations                  $    8,349   $ 10,749   $  (77,853)  $    9,375   $  8,953
 Income (loss) from discontinued operations, net
  of tax                                                       (2,397)    12,706      (63,331)      27,485     27,860
 Extraordinary gain on debt extinguishments, net
  of tax                                                        5,250         --           --           --         --
 Preferred stock dividend                                      (3,670)      (563)          --           --         --
 Gain on redemption of preferred securities, net
  of tax                                                        9,190      9,548           --           --         --
                                                           ----------   --------   ----------   ----------   --------
 Net income available to common stockholders               $   16,722   $ 32,440   $ (141,184)  $   36,860   $ 36,813
                                                           ==========   ========   ==========   ==========   ========
 Diluted net income (loss) from continuing
  operations per share                                     $     0.34   $   0.53   $    (4.20)  $     0.49   $   0.47
                                                           ==========   ========   ==========   ==========   ========
 Diluted net income (loss) from discontinued
  operations per share                                     $    (0.10)  $   0.63   $    (3.41)  $     1.44   $   1.45
                                                           ==========   ========   ==========   ==========   ========
 Diluted net income (loss) available to common
  shareholders per share                                   $     0.78   $   1.63   $    (7.61)  $     1.93   $   1.92
                                                           ==========   ========   ==========   ==========   ========
 Shares used in per share calculation                          24,255     20,202       18,549       19,053     19,157
 Cash dividends per share                                        0.05       0.04         0.15         0.15       0.20

Balance Sheet Data (at end of period)
 Total investments and cash                                $1,019,266   $483,997   $  634,668   $  656,816   $427,276
 Total assets                                               1,621,999    915,809    1,347,702    1,636,859    871,385
 Reserves for losses, LAE & future policy
  benefits                                                    923,973    354,709      504,911      596,797    173,275
 Long term debt                                                86,419    141,876       98,302       98,602     98,279
 Federal Home Loan Bank advances                              150,691
 Total liabilities                                          1,373,663    674,519    1,089,675    1,239,523    599,466
 Deferrable capital securities                                 33,225     41,225      100,000      100,000         --
 Stockholders' equity                                         215,111    200,065      158,027      297,336    271,919

Other Data
 SAP (1)
 Surplus                                                   $  275,270   $271,986   $  213,251   $  317,875   $352,695
                                                           ==========   ========   ==========   ==========   ========

--------------
* As a result of Vesta's decision in 2000 to discontinue its reinsurance assumed business, and its decision in 1999 to discontinue its commercial lines segment, all periods presented have been reclassified to present operations on a continuing and discontinued basis.
(1) Statutory data have been derived from the financial statements of Vesta prepared in accordance with SAP and filed with insurance regulatory authorities.

                Item 7. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Overview

  Vesta writes insurance on selected personal lines risks only. Our Standard-Property Casualty writings are balanced between risks of property damage (faster determination of ultimate loss but is highly unpredictable) and casualty exposure (more predictable but takes longer to determine the ultimate loss). We also write life and annuity business, and in 2001 will write accident and health insurance business. Additionally, we are actively involved in the writing of insurance on our policies for the benefit of reinsurance companies, commonly referred to as servicing carrier or fronting, which generates fee-for-service income.

  Our revenues from operations are derived primarily from net premiums earned on risks written by our insurance subsidiaries, investment income and investment gains or losses. Our expenses consist primarily of payments for claims and underwriting expenses, including agents' commissions and operating expenses.

Comparison of Fiscal Year 2000 to Fiscal Year 1999

  Income available to common shareholders decreased by $15.7 million, or 48.4% to $16.7 million for the year ended December 31, 2000, from $32.4 million for the year ended December 31, 1999. On a diluted per share basis, income available to common shareholders for 2000 was $0.78 per share versus income of $1.63 per share for 1999. The decrease in income available to common shareholder is primarily attributable to $8.3 million of after tax realized gains recognized during 1999 and the recognition of a $1.1 million after tax loss from the sale of a building in Shelby, Ohio in 2000. Also, in the fourth quarter of 2000, our last active reinsurance assumed contract was cancelled and we are presenting its reinsurance assumed segment as a discontinued operation. In 1999, our discontinued operations, which include the former commercial and reinsurance assumed segments, reported net income of $12.7 million compared to a loss of $2.4 million in 2000. The 1999 results for our discontinued operations included a $15 million pre-tax gain related to the sale of the bulk of our reinsurance assumed operations.

Standard Property-Casualty

   Net premiums written for standard property-casualty lines decreased by $22.4 million, or 9.8%, to $205.4 million for the year ended December 31, 2000, from $227.8 million for the year ended December 31, 1999. Net premiums earned for standard property-casualty lines decreased $35.3 million, or 14.2% to $ 212.8 million for the year ended December 31, 2000, from $248.1 million for the year ended December 31, 1999. The decrease in net premiums written and net premiums earned are primarily attributable to the decrease in new policy applications that occurred when we were temporarily downgraded by A.M. Best to a B (good) and to our strategy of only maintaining relationships with our core agencies, partially offset by the continued rollover of the Property Plus homeowners policies acquired in 1998. In February 2000, A.M. Best upgraded Vesta to B+ (secure).

   Loss and loss adjustment expenses ("LAE") for standard property-casualty lines decreased by $40.2 million, or 24.4%, to $124.8 million for the year ended December 31, 2000, from $165.0 million for the year ended December 31, 1999. The loss and LAE ratio for property-casualty lines for the year ended December 31, 2000 was 58.6% as compared to 66.5% at December 31, 1999. The decrease in loss and LAE incurred is primarily attributable to the decline in earned premium. The decrease in the loss and LAE ratio is primarily attributable to a decrease in catastrophe losses in the current versus the prior year and to the recognition of increased estimated salvage and subrogation from prior years.

   Policy acquisition expenses increased by $6.1 million, or 13.2 % to $52.4 million for the year ended December 31, 2000, from $46.3 million for the year ended December 31, 1999 primarily due to an increase in contingent commissions owed on profitable business and the additional premium earned on our Property Plus book of business, which pays a higher commission than our other books of business. Operating expenses decreased by $2.2 million or 7.6% to $26.6 million as we continued our efforts to control costs.

Life Insurance

   On June 30, 2000, we entered the life and annuity business through a 71% investment in American Founders Financial Corporation , a holding company for
two life insurance companies domiciled in Texas.   American Founders has
approximately $1.8 billion (face value) of life products in force and approximately $339 million of annuity deposits as of December 31, 2000. Premiums and policy fees were $5.3 million for the year ended December 31, 2000 compared to zero for the comparable prior period due to the acquisition of American Founders on June 30, 2000. American Founders has approximately $2.1 billion face amount of life insurance and annuities in force at December 31, 2000.

Specialty Lines

   Net premiums written for specialty lines were $2.2 million for the year ended December 31, 2000. Net premiums earned for specialty lines were $1.1million for the year ended December 31, 2000. For the year ended December 31, 2000, we earned approximately $1.0 million of fronting fees.

Net Investment Income

   Net investment income increased by $20.0 million, or 77.2%, to $45.9 million for the year ended December 31, 2000, from $25.9 million for the year ended December 31, 1999. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.7% for the year ended December 31, 2000, compared with 6.5% for the year ended December 31, 1999. The increase in investment income is primarily attributable to an increase in average invested assets from the American Founders acquisition and an increased investment yield resulting from a lower percentage of tax-exempt securities in the current portfolio.

Income Taxes

   Income taxes decreased by $1.4 million, or 19.7%, to $5.7 million for the year ended December 31, 2000. The effective rate on pre-tax income increased to 32.2% for the year ended December 31, 2000 versus 30.3% for the year ended December 31, 1999 due to lower tax exempt investment income in 2000 versus 1999.

Comparison of Fiscal Year 1999 to Fiscal Year 1998

   Income available to common shareholders increased by $173.6 million to $32.4 million for the year ended December 31, 1999, from a $141.2 million loss for the year ended December 31, 1998. On a diluted per share basis, income available to common shareholders for 1999 was $1.63 per share versus a loss of $7.61 per share for 1998. The increase in income available to common shareholders is primarily attributable to a $42.6 million after tax loss on goodwill impairment recorded in 1998 and $12.7 million of net income from the our discontinued segments, reinsurance assumed and commercial lines, in 1999 versus a net loss of $63.3 million in 1998. The $12.7 million of net income from our discontinued segments in 1999, was primarily a result of a $15 million pre-tax gain from the sale of a portion of our reinsurance assumed segment.

Standard Property-Casualty

   Net premiums written for standard property-casualty lines decreased by $37 million, or 14.0%, to $227.8 million for the year ended December 31, 1999, from $264.8 million loss for the year ended December 31, 1998. Net premiums earned for standard property-casualty lines increased $1.0 million, or .4% to $248.1 million for the year ended December 31, 1999, from $247.1 million for the year ended December 31, 1998. Net premiums written decreased primarily due to the sale of Vesta County Mutual in early 1999.

   Loss and loss adjustment expenses ("LAE") for standard property-casualty lines decreased by $2.4 million, or 1.4%, to $165.0 million for the year ended December 31, 1999, from $167.4 million for the year ended December 31, 1998. The loss and LAE ratio for property-casualty lines for the year ended December 31, 1999 was 66.5% as compared to 67.8% at December 31, 1998. The decrease in loss and LAE incurred is primarily attributable to the decline in earned premium. The changes in losses incurred and the Loss and LAE ratio is due to normal variations in claims from year to year.

   Policy acquisition expenses decreased by $12.9 million, or 21.8% to $46.3 million for the year ended December 31, 1999, from $59.2 million for the year ended December 31, 1998 primarily due to the decrease in earned premium. Operating expenses decreased 31.8 million or 52% as we reduced costs in line with reductions in written premium.

Net Investment Income

   Net investment income decreased by $.7 million, or 2.6%, to $25.9 million for the year ended December 31, 1999, from $26.6 million for the year ended December 31, 1998. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.5% for the year ended December 31, 1999, compared with 5.8% for the year ended December 31, 1998.

Income Taxes

   Income taxes increased by $36.5 million, to 7.1 million for the year ended December 31, 1999. The effective rate on pre-tax income increased to 30.3% for the year ended December 31, 1999 versus 28.9% for the year ended December 31, 1998 due to lower tax exempt investment income.

Liquidity and Capital Resources

  Vesta is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Insurance Group, a group of wholly owned property and casualty insurance companies including Vesta Fire and a majority ownership in a life insurance holding company which includes American Founders Life Insurance Company. The insurance subsidiaries comprising the Vesta Group are individually supervised by various state insurance regulators. Vesta Fire and American Founders are our principal operating subsidiaries.

  Dividends and Management Fees

  The principal uses of funds at the holding company level are to pay operating expenses, principal and interest on outstanding indebtedness and deferrable capital securities and dividends to stockholders if declared by the Board of Directors. During the last three years, our insurance subsidiaries have produced operating results and paid dividends sufficient to fund our needs. Except for the regulatory restrictions described above, we are not aware of any demands or commitments of the insurance subsidiaries that would prevent them from paying dividends sufficient to meet our anticipated needs (including debt service) for at least the next twelve months. See, "Business--Regulation."

  As a holding company with no other business operations, we rely primarily on fees generated by our management agreement with our insurance subsidiaries and dividend payments from Vesta Fire to meet our cash requirements (including our debt service) and to pay dividends to our stockholders. Transactions between Vesta and its insurance subsidiaries, including the payment of dividends and management fees to Vesta by such subsidiaries, are subject to certain limitations under the insurance laws of those subsidiaries' domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval.

  Commercial Credit Facilities

  On March 3, 2000 we established a revolving credit facility with First Commercial Bank, Birmingham, Alabama ("First Commercial") which consists of the following lines of credit:

     . a $7.5 million unsecured line which bears interest at First Commercial's prime rate + 1/4%;

     . an additional $7.5 million line, secured by a pledge of the management contract between our wholly owned management company, J. Gordon Gaines, Inc., and our operating insurance subsidiaries, which carries interest at First Commercial's prime rate.

  Each of these newly established credit facilities mature on December 31, 2002. In addition, the credit agreements related to these facilities contain typical financial covenants which require us to maintain certain financial standards.
As of December 31, 2000, $10 million of the credit facility is available.

  Long Term Debt, Deferrable Capital Securities and Preferred Stock

  We extinguished $13.1 million of our 8.75% Senior Debentures for approximately $9.8 million plus accrued interest and all $44.1 million of our 12.5% Senior Notes for approximately $38.2 million, plus accrued interest. In December 2000, we completed two debt for equity swaps in which we exchanged 1.2 million shares of common stock for $8.0 million face amount of deferrable capital securities. We recognized a total after-tax gain of $6.6 million from these transactions. In the fourth quarter of 2000, Vesta redeemed preferred stock of a subsidiary with a stated value of $21 million and a carrying value of $18 million for $7.0 million. We recognized an after-tax gain of $7.9 million, net of minority interest, on this transaction.

  Annual distribution obligations for our long term debt, deferrable capital securities and preferred stock outstanding at December 31, 2000 were as follows:

             Security                                    Principal   Annual Interest
                                                                       Obligation
     8.75% Senior Debentures due 2025                   $87 million   $7.6 million
     8.525% Deferrable Capital Securities due 2027      $33.3million  $2.8 million
     Series A Convertible Preferred Stock               $25 million   $2.25 million
     Subsidiary Preferred Stock                         $7 million    $.5 million


  Subsequent to December 31, 2000, the holders of the Series A convertible preferred stock converted their holding to common stock, and we repurchased the
5.9 million converted shares for $47.2 million. We also completed an additional debt for equity swap in January 2001, exchanging 380 thousand shares of common stock for $3.5 million face amount of deferrable capital securities.

  Cash flows

  The principal sources of funds for our insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. As is typical in the insurance industry, we collect cash in the form of premiums and invest that cash until claims are paid. Cash collected from premiums and cash paid for claims is included in cash flow from operations, while the cash impact from our investing activities is included in cash flow from investing activities. In periods such as 1999 and 2000, where we are exiting certain lines of business such as commercial lines and reinsurance assumed lines we are funding the payout of commercial and reinsurance assumed claims through the liquidation of invested assets, consistent with the historical insurance business model. However, this generates cash outflows from operations that can be misleading.

  On a consolidated basis, net cash used in operations for the years ended December 31, 2000 and 1999, was $59.0 million and $103.3 million, respectively. Of those amounts, for the years ended December 31, 2000 and 1999, approximately, $ 47.9 million and $117.3 million, respectively represented the cash outflows from our reinsurance assumed and commercial lines, funded with the liquidation of their corresponding invested assets. Net cash provided by investing activities was $128.7 million and $136.4 million for the years ended December 31, 2000 and 1999, respectively as we funded the discontinuance of the reinsurance assumed and commercial lines of business. We also utilized the excess cash generated by our investing activities to retire debt and other financing activities. Net cash used in financing activities was $73.9 million and $40.8 million for the years ending December 31, 2000 and 1999, respectively as we aggressively repurchased outstanding debt.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk of Financial Instruments

  Vesta's principal assets are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary risk exposures on assets are interest rate risk on fixed maturity investments, and mortgage and collateral loans and equity price risk for domestic stocks. In addition, our outstanding annuity liabilities are subject to interest rate risk, although, many of our products contain surrender charges and other features that reward persistency and penalize early withdrawal of funds.

  Vesta manages its exposure to market risk by selecting investment assets with characteristics such as duration, yield and liquidity to reflect the underlying characteristics of the related insurance.

  The following table sets forth the estimated market values of our fixed maturity investments, mortgage and collateral loans, annuities, and equity investments resulting from a hypothetical immediate 100 basis point adverse change in interest rates and a 10% decline in market prices for equity exposures, respectively from levels prevailing at December 31, 2000.

                                                             Amount
                                                         (in thousands)
                                                         --------------
     Fixed Maturity Investments                               $768,813
     Equity Investments                                         28,157
     Mortgage and collateral loans                              60,003
     Annuity liabilities                                       327,465


  The decrease in fair values based on an adverse change in interest rates for fixed maturity investments, mortgage and collateral loans, and annuity liabilities, was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

  The decrease in fair value of equity securities based on a decrease in the market prices of all equity securities was estimated as 10% of the fair value.

              Item 8. Financial Statements and Supplementary Data

                                                                              Page
                                                                              ----
Report of Independent Accountants                                              24
Consolidated Balance Sheets at December 31, 2000 and 1999                      25
Consolidated Statements of Operations and Comprehensive Income (loss)
   for each of the years in the three-year period ended December 31, 2000      26
Consolidated Statements of Stockholders' Equity for each of the years
   in the three-year period ended December 31, 2000                            27
Consolidated Statements of Cash Flows for each of the years
   in the three-year period ended December 31, 2000                            28
Notes to Consolidated Financial Statements                                     29


                       Report of Independent Accountants


To the Stockholders of
Vesta Insurance Group, Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Vesta Insurance Group, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles and estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                  /s/ PricewaterhouseCoopers  LLP


Birmingham, Alabama
March  1, 2001

                          Vesta Insurance Group, Inc
                          Consolidated Balance Sheets
                   (amounts in thousands, except share data)

                                                                                                   December 31,
                                                                                            2000                  1999
                                                                                         ----------             --------
Assets:
  Investments:
  Fixed maturities available for sale - at fair value (cost: 2000 - $795,118;
    1999 - $348,760)                                                                     $  798,205             $339,429
  Equity securities--at fair value: (cost: 2000-- $30,221; 1999-- $2,092)                    31,285                1,865
  Mortgage and collateral loans                                                              63,060                   --
  Policy loans                                                                               61,413                   --
  Short-term investments                                                                     22,586              125,026
  Other invested assets                                                                      29,343                   --
                                                                                         ----------             --------
                   Total investments                                                      1,005,892              466,320
  Cash                                                                                       13,374               17,677
  Accrued investment income                                                                  17,017                5,460
  Premiums in course of collection (net of allowances for losses
    of $3,937 in 2000 and $2,412 in 1999)                                                    23,882               41,206
  Reinsurance balances receivable                                                           353,949              193,345
  Reinsurance recoverable on paid losses                                                     57,325               77,925
  Deferred policy acquisition costs                                                          45,954               40,357
  Property and equipment                                                                     14,010               15,602
  Deferred income taxes                                                                      22,457               13,489
  Other assets                                                                               68,139               44,428
                                                                                         ----------             --------
                     Total assets                                                        $1,621,999             $915,809
                                                                                         ==========             ========

Liabilities:
  Policy liabilities                                                                     $  660,284                   --
  Losses and loss adjustment expenses                                                       263,689             $354,709
  Unearned premiums                                                                         104,755              133,029
  Federal Home Loan Bank advances                                                           150,691                   --
  Short term debt                                                                             5,000                5,000
  Long term debt                                                                             86,419              141,876
  Other liabilities                                                                         102,825               39,905
                                                                                         ----------             --------
                   Total liabilities                                                      1,373,663              674,519

Commitments and contingencies: See Note F

Deferrable Capital Securities                                                                33,225               41,225

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, issued:
    2000 - 2,950,000 and 1999 - 2, 950,000                                                       30                   30
  Common stock, $.01 par value, 32,000,000 shares authorized, issued:
    2000 - 18,964,322 and 1999 - 18,964,322                                                     190                  190
  Additional paid-in capital                                                                167,382              172,272
  Accumulated other comprehensive income, net of tax (benefit)
    expense of $1,453 and $(3,346) in 2000 and 1999, respectively                             2,698               (6,213)
    Retained earnings                                                                        57,643               41,862
  Treasury stock (166,294 shares and 138,490 shares at cost)
    at December 31, 2000 and 1999, respectively                                              (5,865)              (6,274)
  Unearned stock                                                                             (6,967)              (1,802)
                                                                                         ----------             --------
                 Total stockholders' equity                                                 215,111              200,065
                                                                                         ----------             --------
                 Total liabilities, deferrable capital securities and
                   stockholders' equity                                                  $1,621,999             $915,809
                                                                                         ==========             ========

          See accompanying Notes to Consolidated Financial Statements

                          Vesta Insurance Group, Inc.
     Consolidated Statements of Operations and Comprehensive Income (Loss)
                   (amounts in thousands, except share data)
                            Statements of Operations

                                                                                                         For the Year Ended
                                                                                                             December 31,
                                                                                                      2000      1999        1998
                                                                                                   --------   --------   ---------
Revenues:
  Net premiums written                                                                             $210,742   $227,807   $ 264,839
  Decrease (increase) in unearned premium                                                             6,257     20,269     (17,776)
                                                                                                   --------   --------   ---------
  Net premiums earned                                                                               216,999    248,076     247,063
  Investment product policy fees                                                                      2,209         --          --
  Net investment income                                                                              45,903     25,949      26,565
  Realized (losses) gains                                                                            (2,061)    12,756       3,272
  Other                                                                                               2,103      4,527       5,473
                                                                                                   --------   --------   ---------
     Total revenues                                                                                 265,153    291,308     282,373
Expenses:
  Policyholder benefits                                                                               9,610         --          --
  Losses and loss adjustment expenses incurred                                                      125,432    165,014     167,413
  Policy acquisition expenses                                                                        52,247     46,289      59,210
  Operating expenses                                                                                 43,574     41,162      72,822
  Interest on debt                                                                                   15,105     13,215      14,054
  Loss on asset impairment                                                                               --         --      65,496
  Goodwill and other intangible amortization                                                          1,591      2,118       5,177
                                                                                                   --------   --------   ---------
     Total expenses                                                                                 247,559    267,798     384,172
Income (loss) from continuing operations before taxes, minority interest,
 and deferrable capital securities                                                                   17,594     23,510    (101,799)
Income tax expense (benefit)                                                                          5,664      7,129     (29,395)
Minority interest, net of tax                                                                         1,595         --          --
Deferrable capital security distributions, net of tax                                                 1,986      5,632       5,449
                                                                                                   --------   --------   ---------
Income (loss) from continuing operations                                                              8,349     10,749     (77,853)
Income (loss) from discontinued operations, net of tax                                               (2,397)    12,706     (63,331)
Extraordinary gain on debt extinguishments, net of tax                                                5,250         --          --
                                                                                                   --------   --------   ---------
  Net income (loss)                                                                                  11,202     23,455    (141,184)
Preferred stock dividend                                                                             (3,670)      (563)         --
Gain on redemption of preferred securities, net of tax                                                9,190      9,548          --
                                                                                                   ========   ========   =========
Net income (loss) available to common stockholders                                                 $ 16,722   $ 32,440   $(141,184)
                                                                                                   ========   ========   =========
Basic net income (loss) from continuing operations per share                                       $   0.46   $   0.57   $   (4.20)
                                                                                                   ========   ========   =========
Basic net income (loss) available to common stockholders per share                                 $   0.92   $   1.73   $   (7.61)
                                                                                                   ========   ========   =========
Diluted net income (loss) from continuing operations per share                                     $   0.34   $   0.53   $   (4.20)
                                                                                                   ========   ========   =========
Diluted net income (loss) available to common stockholders per share                               $   0.78   $   1.63   $   (7.61)
                                                                                                   ========   ========   =========
                                       Statements of Comprehensive Income (Loss)
Net income (loss)                                                                                  $ 11,202   $ 23,455   $(141,184)
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on available-for-sale securities net of tax
   (benefit) expense of $4,475, $(5,347) and $2,676 in 2000, 1999 and 1998, respectively              8,311     (9,930)      1,187
  Less realized (losses) gains on available-for-sale securities net of tax (benefit)
    expense of $(323), $2,784 and $1,145 in 2000, 1999, and 1998, respectively                         (600)     5,172       2,127
                                                                                                   --------   --------   ---------
                                                                                                      8,911    (15,102)      (940)
Gain on extinguishments of preferred securities net of tax expense of $700
    and $5,141 in 2000 and 1999 respectively                                                          9,190      9,548          --
                                                                                                   --------   --------   ---------
Comprehensive income (loss)                                                                        $ 29,303   $ 17,901   $(142,124)
                                                                                                   ========   ========   =========

          See accompanying Notes to Consolidated Financial Statements

                           Vesta Insurance Group, Inc
                Consolidated Statements of Stockholders' Equity
                   (amounts in thousands, except share data)

                                                   Additional          Other
                               Preferred   Common    Paid-in       Comprehensive   Retained   Treasury     Unearned
                                 Stock      Stock    Capital       Income (Loss)   Earnings     Stock        Stock      Total
                               ---------   ------  ---------       -------------   ---------  ---------    ---------  ---------
Balance, December 31, 1997         --      $ 190    $162,550         $  9,829     $ 154,074   $(25,416)    $(3,891)   $ 297,336
Net loss                           --         --          --               --      (141,184)        --          --     (141,184)
Change in restricted stock
 receivable                        --         --          --               --            --         --       1,846        1,846
Treasury stock issued for
 options exercised                 --         --      (6,833)              --            --      9,824          --        2,991
Common dividends declared
 (.15 per share)                   --         --          --               --        (2,770)        --          --       (2,770)
Net change in unrealized
 gains net of tax
   of $(1,531)                     --         --          --             (940)           --         --          --         (940)
Tax benefit from exercise
 of stock options                                        748                                                                748
                                -----      -----    --------         --------     ---------   --------     -------    ---------
Balance, December 31, 1998         --        190     156,465            8,889        10,120    (15,592)     (2,045)     158,027
Net income                                    --          --               --        23,455         --          --       23,455
Preferred Stock dividend           --         --          --               --          (563)        --          --         (563)
Change in restricted stock
 receivable                                   --          --               --            --         --         243          243
Treasury stock issued for
 restricted stock                             --      (9,238)              --            --      9,318          --           80
Common dividends declared
 (0.04 per share)                  --         --          --               --          (698)        --          --         (698)
Net change in unrealized
 gains net of tax
 of $(8,133)                       --         --          --          (15,102)           --         --          --      (15,102)
Issuance of preferred stock     $  30         --      25,045               --            --         --          --       25,075
Extinguishment of
Preferred Securities,
 net of tax of $5,141              --         --          --               --         9,548         --          --        9,548
                                -----      -----    --------         --------     ---------   --------     -------    ---------
Balance, December 31, 1999         30        190     172,272           (6,213)       41,862     (6,274)     (1,802)     200,065
Net income                                                                           11,202                              11,202
Preferred Stock dividend           --         --          --               --        (3,670)        --          --       (3,670)
Issuance of restricted
 stock                             --         --      (1,426)              --            --      2,249        (440)         383
Treasury stock acquisitions        --         --                           --            --    (56,304)         --      (56,304)
Issuance of treasury stock         --         --      (1,904)              --            --     42,179          --       40,275
Common dividends declared
 (0.05 per share)                             --          --               --          (941)        --          --         (941)
Net change in unrealized
 gains net of tax                  --
 expense of $4,798                            --          --            8,911            --         --          --        8,911
Issuance of stock for
 Agent's Trust                     --         --           --               --            --      4,725      (4,725)          --
Extinguishment of
 Preferred Securities,
 net of tax of $700                --         --      (1,560)              --         9,190      7,560          --       15,190
                                -----      -----    --------         --------     ---------   --------     -------    ---------
Balance, December 31, 2000      $  30      $ 190    $167,382         $  2,698     $  57,643   $ (5,865)    $(6,967)   $ 215,111
                                =====      =====    ========         ========     =========   ========     =======    =========

          See accompanying Notes to Consolidated Financial Statements

                           Vesta Insurance Group, Inc
                     Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                                                For the Year Ended December 31,
                                                                             2000            1999              1998

Operating Activities:
 Net income (loss)                                                        $ 11,202        $  23,455         $(141,184)
 Adjustments to reconcile net income (loss) to cash used in operations
  Changes in:
  Loss and LAE reserves                                                    (91,020)        (150,202)          (91,886)
  Unearned premium reserves                                                (28,274)        (176,485)          (55,537)
  Reinsurance balances receivable                                            6,044          (45,589)           (7,869)
  Premiums in course of collection                                          17,323          153,299           179,874
  Reinsurance recoverable on paid losses                                    20,600           33,651            25,063
  Policy liabilities of traditional life insurance products                  2,308               --                --
  Other assets and liabilities                                             (13,754)          14,612           (49,729)
 Policy acquisition costs deferred                                         (39,425)         (48,739)         (153,331)
 Policy acquisition costs amortized                                         52,361           99,237           164,600
 Realized (gains) losses                                                     2,061          (12,756)           (3,272)
 Amortization and depreciation                                               6,777            6,237            11,647
 Extraordinary gain                                                         (5,250)              --                --
 Goodwill impairment                                                            --               --            74,496
                                                                          --------        ---------         ---------
   Net cash used in operations                                             (59,047)        (103,280)          (47,128)

Investing Activities:
 Investments sold, matured, and called:
  Fixed maturities available for sale                                      157,648          293,966           156,377
  Equity securities                                                            491           21,588             3,822
 Investments acquired:
  Fixed maturities available for sale                                      (90,889)        (193,621)         (116,007)
  Equity securities                                                        (13,388)          (1,071)           (4,323)
  Other invested assets                                                    (21,569)              --                --
 Net cash paid for acquisition                                             (13,561)              --                --
 Net (increase) decrease in short-term investments                         112,900            6,003           (12,005)
 Disposition of Vesta County Mutual                                             --           11,200                --
 Additions to property and equipment                                        (6,733)          (2,294)           (5,659)
 Dispositions of property and equipment                                      3,758              671             1,677
                                                                          --------        ---------         ---------
   Net cash provided from investing activities                             128,657          136,442            23,882

Financing Activities:
 Net change in short term debt                                                  --          (65,000)           25,000
 Net change in FHLB borrowings                                              11,684               --                --
 Net deposits and withdrawals to (from) insurance liabilities               (5,644)              --                --
 Issuance of long term debt                                                     --           44,082                --
 Retirement of long term debt and preferred securities                     (51,717)         (44,589)             (300)
 Issuance of common stock                                                   32,678               --                --
 Acquisition of common stock                                               (56,303)              --                --
 Dividends paid                                                             (4,611)            (698)           (2,770)
 Preferred stock issuance                                                       --           25,075                --
 Capital contributions from exercising stock options                            --              324             4,836
                                                                          --------        ---------         ---------
   Net cash (used in) provided from financing activities                   (73,913)         (40,806)           26,766
Increase (decrease) in cash                                                 (4,303)          (7,644)            3,520
Cash at beginning year                                                      17,677           25,321            21,801
                                                                          --------        ---------         ---------
Cash at end of year                                                       $ 13,374        $  17,677         $  25,321
                                                                          ========        =========         =========

          See accompanying Notes to Consolidated Financial Statements

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements

Note A - Significant Accounting Policies

  Nature of Operations: Vesta Insurance Group, Inc. and subsidiaries is a holding company for a group of insurance companies that offers financial services through the production, distribution, and administration of property-casualty and life insurance products. The lead insurers in the Vesta Group are Vesta Fire Insurance Corporation and American Founders Life Insurance Company. In 1999 and 2000, we discontinued commercial line of business and its reinsurance assumed line of business, respectively. See Note Q.

  Use of Estimates in the Preparation of the Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining the premiums in course of collection, reserves for losses and loss adjustment expenses, deferred policy acquisition costs and reinsurance recoverables.

  Investments: Investment securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Mortgage loans, policy loans, and collateral loans are stated at the aggregate unpaid principal balances, less any unamortized discount and less allowance for possible losses, if required.

  Short-term investments are carried at cost and include investments in certificates of deposit and other interest-bearing time deposits with original maturities of one year or less.

  Gains and losses realized on the disposition of investments are recognized as revenues and are determined on a specific identification basis. Unrealized gains and losses on equity securities and fixed maturities available for sale, net of deferred income taxes, are reflected directly in stockholders' equity. If an investment becomes other than temporarily impaired, such impairment is treated as a realized loss and the investment is adjusted to net realizable value.

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

  Recognition of Premium Revenue: Earned premiums on property-casualty business are generally recognized as revenue on a pro rata basis over the policy term. For traditional life insurance contracts, premiums are recognized as income when due.

  Losses and Loss Adjustment Expenses: The liability for losses and loss adjustment expenses ("LAE") includes an amount determined from loss reports and individual cases. It also includes an amount for losses incurred but not reported ("IBNR") which is based on historical experience. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings currently. These reserves are established on an undiscounted basis and are reduced for estimates of salvage and subrogation.

   Policy liabilites: Reserves for investment-type contracts are based either on the contract account balance (if future benefit payments in excess of the account balance are not guaranteed) or on the present value of future benefit payments (if such payments are guaranteed). Additions to insurance liabilities are made if it is determined that future cash flows (including investment income) are insufficient to cover future benefits and expenses.

   For investment contracts without mortality risk (such as deferred annuities and immediate annuities with benefits paid for a certain period), premium deposits and benefit payments are recorded as increases or decreases in a liability account, rather than as revenue and expense. We record as revenue any amounts charged against the liability account for the cost of insurance, policy administration, and surrender penalties. Any interest credited to the liability account and any benefit payments which exceed the contract liability account balance are recorded as expenses. As of December 31, 2000, approximately $72.5 million (34%) of Vesta's annuity reserves are subject to discretionary withdrawal without surrender charges or other adjustments.

   Reserves for traditional life contracts are generally calculated using the net level premium method, based on assumptions as to mortality, withdrawals, dividends, and investment yields ranging from 2.5% to 6.5%. These assumptions are generally made at the time the contract is issued or at the purchase date. These assumptions are based on projections from past experience, making allowance for possible unfavorable deviation.

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements


   Deferred Acquisition Costs: Commissions and other costs that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies to which they relate. Anticipated investment income is considered in determining recoverability of deferred acquisition costs.

   The costs to acquire blocks of life insurance representing the present value of future profits from such blocks of insurance is also included in deferred acquisition costs. We amortize the present value of future profits over the
premium payment period.   The unamortized present value of future profits was
approximately $17.9 million at December 31, 2000.   During 2000, $19.2 million
of present value of future profits was capitalized (relating to acquisitions made during the year) and $1.3 million was amortized.

   Reinsurance: We report assets and liabilities related to insurance contracts before the effects of reinsurance. Reinsurance receivables and prepaid reinsurance premiums (including amounts related to insurance liabilities) are reported as assets. Estimated reinsurance receivables are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts.

   Minority Interest: Minority interest in consolidated subsidiaries totaled $20.5 million at December 31, 2000. $7.6 million of this amount represents mandatorily redeemable preferred stocks.

  Income Taxes: Vesta accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  Property and Equipment: Property and equipment is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from 1 to 15 years. Ordinary maintenance and repairs are charged to income as incurred.

  A summary of property and equipment used in the business is as follows (in thousands):

                                                     December 31,       Estimated
                                               ----------------------  Useful Lives
                                                  2000          1999       Lives
                                               --------      --------  ------------
     Building and real estate                  $    673      $ 15,664     3-9 yrs
     Data processing equipment                   18,341        11,818     3-15 yrs
     Furniture and office equipment               7,893         6,218     1-5 yrs
     Other                                        6,031         6,780     1-5 yrs
                                               --------      --------
                                                 32,938        40,480
               Accumulated depreciation         (18,928)      (24,878)
                                               --------      --------
     Net Property and Equipment                $ 14,010      $ 15,602
                                               ========      ========

  Depreciation expense on property and equipment used in the business was $3.3 million, $4.3 million, and $4.2 million for the years ended December 31, 2000, 1999, and 1998, respectively.

  Goodwill: Goodwill is amortized on a straight-line basis over a period of 15 years. Goodwill at December 31 is as follows (in thousands):

                                                           2000      1999
                                                         -------   -------
     Goodwill                                            $20,516   $ 7,339
     Accumulated amortization                             (2,719)   (1,724)
                                                         -------   -------
                                                         $17,797   $ 5,615
                                                         =======   =======

  Reclassification: Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications, other than as discussed in Note Q, have no effect on previously reported total assets, total liabilities, stockholders' equity or net income during the period involved.

  Income Per Share: Basic EPS is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the
period.   Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts which
could be exercised or converted into common shares.   Reconciliation of net
income available to common shareholders and average shares outstanding for years ending December 31 are as follows:

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements


                                                                           Year Ended December 31,
                                                                         2000     1999        1998
                                                                       -------   -------    ---------
                                                                              (in thousands)
     Net income available to common shareholders                       $16,722   $32,440    $(141,184)
     Preferred stock dividends on convertible preferred stock            2,252       563           --
                                                                       -------   -------    ---------
     Adjusted net income available to common shareholders              $18,974   $33,003    $(141,184)
                                                                       =======   =======    =========

     Average shares outstanding - basic                                 18,240    18,699       18,549
     Stock options and restricted stock                                    115        --           --
     Convertible preferred stock                                         5,900     1,503           --
                                                                       -------   -------    ---------
     Average shares outstanding - diluted                               24,255    20,202       18,549
                                                                       =======   =======    =========

  Long Lived Assets: We evaluate long-lived assets and certain identifiable intangibles held and used by an entity for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is based on undiscounted future projected cash flows of the asset or asset group. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the assets. Fair value is generally determined by discounting future projected cash flows of the asset or asset group under review.

  In accordance with Accounting Principles Board Opinion (APB) No. 17, "Intangible Assets," the recoverability of goodwill not identified with assets subject to an impairment loss is reviewed for impairment, on an acquisition by acquisition basis, whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, we would prepare projections of future discounted cash flows for the applicable acquisition. The projections are for the remaining term of the goodwill using a discount rate and terminal value that would be customary for evaluating insurance company transactions. We believe that this discounted cash flow approach approximates fair market value.

  New Accounting Standard. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 and subsequent amendments standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. Management has evaluated our activities and has determined that Vesta does not currently have any material derivative exposures and that the adoption of the SFAS No. 133 on January 1, 2001 will not have a material impact on the financial statements.

Note B  - Acquisition of American Founders Financial Corporation

  On June 30, 2000, we completed the acquisition of a 71% controlling interest
in American Founders Financial Corporation for $25 million.   American Founders
is a life insurance holding company with approximately $1.8 billion (face value) of life products in force and approximately $339 million of annuity deposits as of December 31, 2000. American Founders is currently rated B+ by A.M. Best and operates in 40 states and the District of Columbia. The transaction has been accounted for as a purchase. Summarized below is an allocation of assets and liabilities acquired and the consolidated results of operations for the year ended December 31, 2000 and 1999 on an unaudited pro forma basis as if the acquisition had occurred as of January 1, 1999. The pro forma information is based on our consolidated results of operations for the year ended December 31, 2000 and 1999 and on data provided by the acquired company, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements

Assets and liabilities acquired (in thousands, unaudited):

     Assets acquired:
        Invested assets               $682,906
        Value of business acquired      20,290
        Reinsurance receivables        187,473
        Other assets                    20,156
                                      --------
               Total assets           $910,825

     Liabilities acquired:
        Future policy benefits        $690,206
        FHLB notes payable             143,123
        Other liabilities               52,496
                                      --------
               Total liabilities      $885,825


  Pro forma consolidated results of operations are as follows for the years ending December 31 (in thousands except per share amount, unaudited):

                                                                         2000      1999
                                                                       --------  --------
     Total revenues                                                    $290,835  $350,927
     Net Income available to common shareholders                         17,691    35,671
     Net income available to common shareholders per share - basic         0.97      1.91
     Net income available to common shareholder per share - diluted        0.82      1.79

Note C - Statutory Accounting and Regulation

  Insurance subsidiaries of Vesta are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from accounting principles generally accepted in the United States of America. The most significant differences between GAAP and statutory accounting principles are as follows: (a) acquisition costs of obtaining new business are deferred and amortized over the policy period rather than charged to operations as incurred;
(b) deferred income taxes are provided for temporary differences between financial and currently taxable earnings; (c) certain items are reported as assets (property and equipment, agents' balances, prepaid expenses) rather than being charged directly to surplus as nonadmitted items; (d) statutory accounting disallows reserve credits for reinsurance in certain circumstances; (e) bonds are recorded at their market values instead of amortized costs; (f) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions; (g) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to shareholders' equity.

  The following is a summary of selected statutory financial information for our primary insurance subsidiaries at December 31, 2000 and 1999 (in thousands):

                                                           2000           1999
                                                         --------       --------
     Statutory Capital and Surplus:
         Vesta Fire Insurance Corporation                $275,270       $271,986
         American Founders Life                          $ 32,995             --

     Statutory net income:
         Vesta Fire Insurance Corporation                $ 41,611       $ 55,226
         American Founders Life                          $ 12,444             --

  Restrictions on Dividends to Stockholders: Our insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of domicile, which limit the amount of dividends or distributions by an insurance company to its stockholders. The payment of dividends by Vesta Fire is subject to certain limitations imposed by the insurance laws of the State of Illinois. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Illinois permits dividends in any year which together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the statutory net income for the preceding year, with larger dividends payable only upon prior regulatory approval. Certain other extraordinary transactions between an insurance company and its affiliates, including sales, loans or investments which in any 180 day period involve at least 3% of its admitted assets or 25% of its statutory capital and surplus, also are subject to prior approval by the Department of Insurance.

  Risk-Based Capital Requirements: The NAIC adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). Risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" ("ACL") of RBC. Based on calculations made by Vesta, the RBC levels for each of our insurance subsidiaries did not trigger regulatory attention.

Note D - Investment Operations

  Investment income is summarized as follows (in thousands):

                                                            Year Ended December 31,
                                                           2000      1999       1998
                                                         -------   -------    -------
     Fixed maturities                                    $39,264   $18,059    $19,437
     Equity securities                                     1,047       135        422
     Short-term investments                                5,093     9,885      9,323
     Other                                                 2,132        --         --
                                                         -------   -------    -------
                                                          47,536    28,079     29,182
      Less investment expense                             (1,633)   (2,130)    (2,617)
                                                         -------   -------    -------
     Net investment income from continuing operations    $45,903   $25,949    $26,565
                                                         =======   =======    =======

  An analysis of gains (losses) from investments is as follows (in thousands):

                                                                    Year Ended December 31,
                                                                 2000           1999       1998
                                                               -------       --------     -------
     Realized investment gains (losses) from:
      Fixed maturities                                         $  (342)      $   (250)    $   159
      Equity securities                                           (581)         8,206       3,113
                                                               -------       --------     -------
                                                               $  (923)      $  7,956     $ 3,272
                                                               =======       ========     =======
     Net change in unrealized investment gains (losses) on:
      Fixed maturities available for sale                      $13,032       $(15,634)    $ 4,060
      Equity securities available for sale                         677         (3,199)     (6,531)
      Less: Applicable tax expense (benefit)                     4,798         (3,731)     (1,531)
                                                               -------       --------     -------
     Net change in unrealized gains (losses)                   $ 8,911       $(15,102)    $  (940)
                                                               =======       ========     =======

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements


  A summary of fixed maturities and equity securities by amortized cost and estimated fair value at December 31, 2000 and 1999 is as follows (in thousands)

                                                           Cost or       Gross        Gross
                                                          Amortized   Unrealized   Unrealized  Fair
     2000                                                    Cost        Gains       Losses    Value
                                                          ---------   ----------   --------  --------
     United States Government                              $ 80,235     $ 2,582     $   128  $ 82,689
     States, municipalities and political subdivisions       21,372       1,228          --    22,600
     Corporate                                              312,412       8,226       5,105   315,533
     Mortgage-backed securities, GNMA collateral            381,099       3,671       7,387   377,383
                                                           --------     -------     -------  --------
        Total Fixed Maturities                              795,118      15,707      12,620   798,205
     Equity securities                                       30,221       1,339         275    31,285
                                                           --------     -------     -------  --------
     Total portfolio                                       $825,339     $17,046     $12,895  $829,490
                                                           ========     =======     =======  ========

     1999

     United States Government                              $ 64,284     $   158     $ 1,073  $ 63,369
     States, municipalities and political subdivisions       36,651         241         586    36,306
     Foreign governments                                      3,594          --         129     3,465
     Corporate                                              157,310          34       5,226   152,118
     Mortgage-backed securities, GNMA collateral             86,921          29       2,779    84,171
                                                           --------     -------     -------  --------
        Total Fixed Maturities                              348,760         462       9,793   339,429
     Equity securities                                        2,092          82         309     1,865
                                                           --------     -------     -------  --------
      Total portfolio                                      $350,852     $   544     $10,102  $341,294
                                                           ========     =======     =======  ========

  A schedule of fixed maturities held for investment by contractual maturity at December 31, 2000 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

                                                    Amortized          Fair
                                                      Cost            Value
                                                    ---------        --------
                                                          (in thousands)
Due in one year or less                              $ 26,215       $ 26,205
Due from one to five years                            176,674        178,776
Due from five to ten years                            113,089        116,540
Due in ten years or more                               98,041         99,301
Mortgage backed securities                            381,099        377,383
                                                     --------       --------
Total                                                $795,118       $798,205
                                                     ========       ========

  Proceeds from the sale of equity securities were $.5 million, $22 million, and $4 million in 2000, 1999, and 1998, respectively. Gross gains (losses) realized on those sales were $(.6) million, $8.2 million and $3.1 million in 2000, 1999 and 1998, respectively. Proceeds from sales, maturities and calls of fixed maturities were $157.7 million in 2000, $294 million in 1999 and $156 million in 1998. Gross gains realized on those sales were $1.4 million in 2000, $1.7 million in 1999 and $.2 million in 1998. Gross losses on those sales were $1.8 million in 2000, $2 million in 1999 and $.02 million in 1998.

   We maintain a mortgage loan portfolio consisting of first-lien residential and commercial mortgages. At December 31, 2000, our residential mortgages had carrying values of approximately $3.9 million and commercial mortgages had carrying values of approximately $22.8 million. Collateral loans totaled $36.4 million and were collateralized by the stock of 5 separate Mexican companies.

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements


Note E - Reserves for Losses and Loss Adjustment Expenses

     The table below presents a reconciliation of beginning and ending loss and LAE reserves for the last three years (in thousands):

                                                           Year Ended December 31,
                                                      ----------------------------------
                                                         2000        1999        1998
                                                      ---------   ---------   ---------
Gross Losses and LAE reserves at beginning of year    $ 354,709   $ 504,911   $ 596,797
 Reinsurance Recoverable                               (186,559)   (206,139)   (204,336)
                                                      ---------   ---------   ---------
Net Losses and LAE reserves at beginning of year        168,150     298,772     392,461
Increases (decreases) in provisions for losses and
LAE for claims incurred:
 Current year                                           169,333     268,931     396,091
 Prior year                                              (5,862)    (22,167)       (769)
Losses and LAE payments for claims incurred:
 Current year                                          (120,888)   (198,503)   (269,369)
 Prior year                                            (117,094)   (178,883)   (219,642)
                                                      ---------   ---------   ---------
Net Losses and LAE reserves at end of year               93,639     168,150     298,772
 Reinsurance Recoverable                                170,050     186,559     206,139
                                                      ---------   ---------   ---------
Gross loss and LAE Reserves                           $ 263,689   $ 354,709   $ 504,911
                                                      =========   =========   =========

Note F - Commitments and Contingencies

 Securities Litigation

     Subsequent to the filing of its quarterly report on Form 10-Q for the period ended March 31, 1998 with the Securities and Exchange Commission, we commenced an internal investigation to determine the exact scope and amount of certain reductions of reserves and overstatement of premium income in Vesta's reinsurance assumed business that had been recorded in the fourth quarter of 1997 and the first quarter of 1998. This investigation concluded that inappropriate amounts had, in fact, been recorded and we determined that we should restate our previously issued 1997 financial statements and first quarter 1998 Form 10-Q. Additionally, during our internal investigation we re-evaluated the accounting methodology being utilized to recognize earned premium income in our reinsurance business. We had historically reported certain assumed reinsurance premiums as earned in the year in which the related reinsurance contracts were entered even though the terms of those contracts frequently bridged two years. We determined that reinsurance premiums should be recognized as earned over the contract period and corrected the error in our accounting methodology by restating previously issued financial statements. We issued press releases, which were filed with the Securities and Exchange Commission, on June 1, 1998 and June 29, 1998 announcing our intention to restate our historical financial statements.

     We restated our previously issued financial statements for 1995, 1996 and 1997 and its first quarter 1998 Form 10-Q for the above items by issuance of a current report on Form 8-K dated August 19, 1998. These restatements resulted in a cumulative decrease to stockholder's equity of $75.2 million through March 31, 1998.

     Commencing in June 1998, Vesta and several of its current and former officers and directors were named in several purported class action lawsuits in the United States District Court for the Northern District of Alabama. Several of Vesta's officers and directors also have been named in a derivative action lawsuit in the Circuit Court of Jefferson County, Alabama, in which Vesta is a nominal defendant.

     The class actions filed in the United States District Court for the Northern District of Alabama have been consolidated into a single action in that district and the derivative case has been placed on the administrative docket. The class representatives in that action filed (a) a consolidated amended complaint alleging that the defendants violated the federal securities laws and
(b) a motion for class certification, which was granted in 1999. The consolidated amended complaint also added as defendants Torchmark Corporation and our predecessor auditors, KPMG Peat Marwick, LLP. The consolidated amended complaint alleges various violations of the federal securities law and seeks unspecified but potentially significant damages. Our motion to dismiss the consolidated amended complaint was denied in October 2000. The case was recently assigned to another judge to explore settlement possibilities, but there is no assurance that any compromise of the securities litigation is feasible or will be achieved.

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements

  We have notified our directors and officers liability insurance companies of these lawsuits and the consolidated amended complaint. The securities litigation is presently in the discovery stage. We intend to vigorously defend this litigation and intend to explore all available rights and remedies it may have under the circumstances. In related litigation, in September, 1998, Cincinnati Insurance Company ("Cincinnati"), one of Vesta's directors and officers liability insurance carriers, filed a lawsuit in the United States District Court for the Northern District of Alabama seeking to avoid coverage under its directors and officers liability and other policies. We filed a motion to dismiss Cincinnati's complaint on jurisdictional grounds in federal court (which was granted), and filed a lawsuit against Cincinnati in the Circuit Court of Jefferson County, Alabama seeking damages arising out of Cincinnati's actions. Cincinnati has filed an answer and counterclaim in that case again seeking to avoid coverage. This litigation is in the discovery stage.

 Indemnification Agreements and Liability Insurance

  Pursuant to Delaware law and our by-laws, we are obligated to indemnify our current and former officers and directors for certain liabilities arising from their employment with or services to Vesta, provided that their conduct complied with certain requirements. Pursuant to these obligations, we have been advancing costs of defense and other expenses on behalf of certain current and former officers and directors, subject to an undertaking from such individuals to repay any amounts advanced in the event a court determines that they are not entitled to indemnification.

  We have purchased directors' and officers' liability insurance ("D&O insurance") for the purposes of covering among other things the costs incurred in connection with these indemnification obligations. For the period in which most of the claims against Vesta and certain of its directors and officers were asserted, we had in place a primary D&O insurance policy providing $25 million in coverage and an excess D&O insurance policy for an additional $25 million in coverage. The issuer of the primary D&O insurance policy, Cincinnati, has attempted to avoid coverage as discussed above, and we are vigorously resisting its efforts to do so.

  Subsequent to the initiation of the class actions described above, we secured additional excess D&O insurance providing coverage for losses in excess of $50 million up to $110 million, or additional excess coverage of $60 million for the class action securities litigation. We paid for this additional coverage in full in 1998.

  These matters are in their early stages and their ultimate outcome cannot be determined. Accordingly, we have not currently set aside any financial reserves relating to any of the above-referenced actions. Of course, we cannot predict the outcome of any of these matters. See Exhibit 99.1.

 Other Litigation and Arbitration

  Vesta, through its subsidiaries, is routinely a party to pending or threatened legal proceedings and arbitration relating to the regular conduct of its insurance business. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other specified relief. Based upon information presently available, and in light of legal and other defenses available to Vesta and its subsidiaries, management does not consider liability from any threatened or pending litigation regarding routine matters to be material.

  As discussed above, we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $55.2 million at December 31, 2000. We have previously collected approximately $48.5 million from the drawdown of collateral on hand.

  NRMA, one of the participants in the 20 percent whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting the Vesta's claim and the validity of the treaty, and seeking return of the $34.5 million of drawn down collateral. Vesta filed a demand for arbitration as provided for the treaty and filed a motion to compel arbitration which was granted in the United States District Court action. Vesta filed for arbitration against the other two participants on the treaty and all those arbitrations are in their early stages. While management believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in their early stages and their ultimate outcome cannot be determined at this time.

  During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from the Vesta. F&G Re is seeking to cancel the treaties and avoid its obligation. Based on the terms of the two treaties, Vesta will be entitled to recoveries of approximately $28.2 million as losses from prior accident years mature. Vesta has recorded a reinsurance recoverable of $28.2 million at December 31, 2000 and 1999 related to these two treaties. While management believes that the treaties with F&G Re are valid and legal treaties, this arbitration is in its early stage and the ultimate outcome cannot be determined at this time.

  A dispute has also arisen with CIGNA Property and Casualty Insurance Company (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claims are due under the terms of the treaty. In addition, during the fourth

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements

quarter, the treaty was terminated on a cut-off basis. Vesta is seeking recoupment of all improper claims payments and excessive expense allocations and charges from CIGNA. This arbitration is in its early stages and the ultimate outcome cannot be determined at this time.

  On September 23, 1999, Torchmark Corporation, formerly Vesta's largest common stockholder, filed a lawsuit in the Circuit Court of Jefferson County, Alabama against Vesta asserting breach of contract, conversion and breach of duty in connection with the Company's preparation and filing of a registration statement covering its shares in accordance with certain registration rights claimed by Torchmark. This claim seeks an injunction requiring a registration statement to be filed, as well as compensatory and punitive damages. During the course of this litigation, Vesta repurchased its stock from Torchmark which was the subject of such registration rights. This litigation is in its early stages, and management is unable to assess the damages that may be awarded, if any. However, management does not believe that such damages, if any, would materially and adversely affect the Company's financial position or result of operation.

  On June 23, 1999, a subsidiary of Torchmark filed suit in the Circuit Court of Jefferson County, Alabama against two subsidiaries of Vesta. The lawsuit claims that the Vesta's subsidiaries have failed to pay certain sums due under a marketing and administrative services agreement between the parties. The suit also seeks payment of certain commissions and administrative expenses. Management does not believe that such damages awarded as a result of this litigation, if any, would materially and adversely affect our financial position or results of operation.

  Under insurance guaranty fund laws, in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. We do not believe such assessments will be materially different from amounts already provided for in the financial statements.

  Leases: We lease office space for our home office and subsidiary offices under operating lease arrangements. Rental expense for operating leases was $3.0 million, $2.1 million, and $1.8 million for the years ending December 31, 2000, 1999 and 1998 respectively. Future minimum rental commitments required under these leases are approximately $3.2 million per year.

Note G - Supplemental Disclosures for Cash Flow Statement

  The following table summarizes amounts recorded for interest and income taxes paid (in thousands).

                                    Year Ended December 31,
                                2000         1999         1998
                              -------      -------      -------
Interest paid                 $23,275      $10,174      $11,193
Income taxes paid               1,901           --           --

  In December 2000, we issued 952,381 shares of common stock in exchange for 693 shares of non-voting stock of Aegis Financial Corporation. In December 2000, we issued 555,738 shares of common stock in exchange for 3,000,000 shares of Instant Auto Insurance Holdings, Inc. In December 2000, we issued 1,200,066 shares of common stock in exchange for $8 million face amount of our Deferrable Capital Securities, resulting in a pre-tax gain of $2.0 million.

Note H - Reinsurance

  Vesta engages in reinsurance ceded transactions as part of its overall underwriting and risk management strategy. Vesta's reinsurance ceded programs include coverages which limit the amount of individual claims to a fixed amount or percentage and which limit the amount of claims related to catastrophes.

  The effect on premiums earned and losses and loss adjustment expenses of all assumed reinsurance transactions are as follows:

                                               Year Ended December 31,
                                              2000     1999       1998
                                            -------  --------   --------
                                               (amounts in thousands)
Premiums assumed                            $38,240  $116,678   $341,956
Losses, policy benefits, and LAE assumed     31,746    69,348    230,497

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements

  The effect on premiums earned and losses and loss adjustment expenses incurred of reinsurance ceded transactions are as follows:

                                                   Year Ended December 31,
                                                  2000      1999        1998
                                                 -------   -------   --------
Reinsurance ceded:                                      (in thousands)
     Premiums ceded                              $43,413   $91,759   $310,652
     Losses and LAE recovered and recoverable    $40,316   $97,758   $199,026

  The amounts of reserves for unpaid losses and loss adjustment expenses and unearned premiums that Vesta would remain liable for should reinsuring companies be unable to meet their obligations are as follows:

                                          Year Ended December 31,
                                           2000             1999
                                         --------         --------
                                               (in thousands)
Losses and loss adjustment expense       $170,050         $186,559
Policy liabilities                        170,766               --
Retroactive Reinsurance Receivable            599            3,275
Unearned premiums                          12,534            3,511
                                         --------         --------
                                         $353,949         $193,345
                                         ========         ========

Note I - Income Taxes

  Income tax expense (benefit) consists of:

                                                                            Year Ended December 31,
                                                                           2000      1999       1998
                                                                         -------   -------    --------
                                                                                (in thousands)
Current tax expense (benefit)                                            $   709   $ 1,060    $(17,951)
Deferred tax expense (benefit)                                             6,805    16,506     (39,293)
Less:
  Tax (benefit) expense from discontinued operations                      (1,418)    5,296     (27,849)
  Tax expense on extraordinary gain on extinguishment of debt              2,568     5,141          --
  Tax expense on gain on redemption of preferred securities                  700        --          --
                                                                         -------   -------    --------
         Total tax expense (benefit) from continuing operations          $ 5,664   $ 7,129    $(29,395)
                                                                         =======   =======    ========

  Vesta's effective income tax rate differed from the statutory income tax rate as follows:

                                                      Year Ended December 31,
                                                       2000    1999      1998
                                                      ------  ------    ------
Statutory federal income tax rate                     35.0 %  35.0 %    35.0 %
Increases (reductions) in tax resulting from:
 Tax exempt investment income                         (4.0)   (5.0)      2.0
 Goodwill                                              1.0     0.4      (8.0)
 Other                                                 1.9     0.6        --
                                                      ----    ----      ----
                                                      33.9 %  31.0 %    29.0 %
                                                      ====    ====      ====

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                              2000     1999
                                                            -------   -------
                                                              (in thousands)
     Deferred tax assets:
       Unearned and advance premiums                        $ 6,160   $ 9,122
       Discounted unpaid losses                               6,443     8,217
       Net operating loss/AMT credit carryforward            15,468    20,077
       Policy liabilities                                     4,204        --
       Goodwill                                               9,653     7,140
       Other                                                 11,107     1,841
                                                            -------   -------
                    Total deferred tax assets                53,035    46,397

     Deferred tax liabilities:
       Deferred acquisition costs                            18,433   $20,565
       Contingent commissions                                    --     2,002
       Unrealized gains (losses)                              2,330    (1,779)
       Fixed assets                                           1,874     2,889
       Other                                                  7,941     9,231
                                                            -------   -------
                  Total deferred tax liabilities             30,578   $32,908
                                                            -------   -------

                 Net deferred tax asset                     $22,457   $13,489
                                                            =======   =======

  Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Vesta has determined that the benefits of its deferred tax assets are realizable and accordingly, no valuation allowance has been recorded at December 31, 2000 and 1999. Net operating loss carryforwards expire in 2019.

Note J - Shareholders' Equity

  Vesta has a Shareholders' Rights Plan that provides for the payment of a dividend of one preferred stock purchase right to be attached for each outstanding share of common stock. Each Right, if and when it becomes exercisable, will entitle the registered holder to purchase from Vesta one one-hundreth (1/100) of a share of Vesta's Series B Junior participating Preferred Stock at a price of $30.00 per one one-hundreth of a share. The Rights will be excercisable only if a person or group acquires a beneficial ownership of 10% or more of the common stock. The Rights entitle the holder to purchase one one-hundreth of a share of a new series of preferred stock at an exercisable price of $30.00 and will expire on June 15, 2010.

  Vesta has 2,950,000 shares of Series A Convertible Preferred Stock outstanding at December 31, 2000 and 1999. Each share of the preferred stock is convertible into two shares of Vesta's common stock. Dividends are cumulative at a 9% rate compounded semi-annually. The preferred stock will automatically be converted into shares of common stock of Vesta at the date the common stock achieves an average closing price of $8.00 per share for twenty consecutive trading days. The preferred stock can also be converted at any time at the election of the preferred stockholders and must be converted at the end of fifteen years. The preferred stockholders have liquidation preference senior to common stock, have voting rights of 5.9 million shares of common stock, and have the right to elect 3 members of the Board of Directors. On January 26, 2001, pursuant to the original terms, the preferred stockholders converted their preferred stock into
5.9 million shares of common stock.

  In the fourth quarter of 2000, Vesta redeemed preferred stock of a subsidiary with a stated value of $21 million and a carrying value of $18 million for $7.0 million. In addition, we redeemed $8 million of Deferrable Capital Securities in exchange for 1.2 million shares of common stock. The resulting after-tax gains from these transactions of $9.2 million was recorded directly to equity in accordance with EITF 86-32 "Early Extinguishment of a Subsidiary's Mandatorily Redeemable Preferred Stock."

  In the fourth quarter of 2000, Vesta established the Agent Stock Incentive Plan Trust to satisfy future obligations of Vesta to its Agents under the terms of the Agent's Stock Incentive Plan. Vesta issued 750,000 shares to the Trust in December 2000. At December 31, 2000, 750,000 shares were held by the trust and are included in the Unearned stock caption on the Balance Sheet as contra equity.

  During 2000, we engaged in a number of purchases and sales of our common stock. In two separate transactions, we repurchased 5.1 million shares of stock from our former parent, Torchmark Corporation. We disposed of the acquired stock in a number of private placements, two debt

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements

for equity exchanges, the acquisitions of Aegis Financial Corporation and Instant Auto Insurance Holdings, and the establishment of the Agent Stock Incentive Plan Trust.

  Unearned stock consists of shares of common stock issued by Vesta that remain subject to certain future restrictions, and therefore are shown as a reduction to stockholders' equity. Unearned stock compensation is composed of the following at December 31, 2000, and 1999, respectively (in thousands):

                                                          2000    1999
                                                         ------  ------
     Unamortized restricted stock awards                 $1,804  $1,121
     Receivable from issuance of restricted stock           438     681
     Agent's trust                                        4,725      --
                                                         ------  ------
                                                         $6,967  $1,802
                                                         ======  ======

Note K - Segment Information

  In 2000, we changed our segments to reflect our entering new lines of business, and exiting old lines of business. We operate several segments, which are distinguishable by their product offerings. The accounting policies of the operating segments are described in Note A. Segment pre-tax income is generally income before income tax, and minority interest. Premiums, policy fees, other income, loss and benefit expenses, and amortization of deferred acquisition costs are attributed directly to each operating segment. Operating expenses are allocated to the segments in a manner which most appropriately reflects the operations of that segment. Net investment income and interest expense are allocated only to those segments for which such amounts are considered an integral part of the financial results for that segment.

  A brief description of each segment is as follows:

  Standard Property-Casualty

  The standard property-casualty segment primarily consists of the marketing and distribution of personal lines products including Homeowners and Personal Auto coverages. Vesta's products are distributed primarily through approximately 1,600 independent agencies in 24 states. Our personal auto line targets drivers over age thirty-five with above average driving records and our homeowners products cover the full range of homes.

  Life Insurance

  On June 30, 2000, we entered the life and annuity business through a 71% investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. American Founders has approximately $1.8 billion (face value) of life products in force and approximately $339 million of annuity deposits as of December 31, 2000. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products thru independent agents throughout the majority of the United States.

  Specialty Lines

  In 2000, we began utilizing our licences to write business for the benefit of reinsurance companies. In this segment, we enter into arrangements whereby we write targeted property-casualty insurance coverages and reinsure substantially all of the risks to reinsurers in exchange for fees. This business takes advantage of our certificates of authority granting us license to write insurance in many states. Income in this segment is generated on a fee-for-service basis primarily.

  Corporate and Other

  Our corporate and other segment primarily consists of unallocated net investment income, unallocated interest expense, and certain overhead expenses not directly associated with a particular segment.

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements

                                                    Standard
                                                    Property-                       Specialty    Corporate  Consolidated
                                                    Casualty       Life Insurance     Lines      and Other     Total
                                                    ---------      --------------   ---------    ---------  ------------
2000                                                                              (in thousands)

Revenues:
 Premiums earned                                    $212,809          $  3,093      $  1,097                 $216,999
 Net investment income                                    --            21,360            --      $ 24,543     45,903
 Investment product policy fees                           --             2,209            --            --      2,209
 Realized losses                                          --                --            --        (2,061)    (2,061)
 Other                                                 2,177               712            --          (786)     2,103
                                                    --------          --------      --------      --------   --------
  Total revenues                                     214,986            27,374         1,097        21,696    265,153
Expenses:
 Loss, LAE and policyholder benefits                 124,772             9,610           660            --    135,042
 Policy acquisition costs                             52,361               619          (733)           --     52,247
 Operating expenses                                   26,616             5,855            --        11,103     43,574
 Interest on debt                                         --             5,179            --         9,926     15,105
 Goodwill and other intangible amortization               --                --            --         1,591      1,591
                                                    --------          --------      --------      --------   --------
  Total expenses                                     203,749            21,263           (73)       22,620    247,559

Pre-tax income (loss) from continuing
 operations                                         $ 11,237          $  6,111      $  1,170      $   (924)  $ 17,594
                                                    ========          ========      ========      ========   ========
Operating segment assets:
 Investments and other assets                       $209,274          $885,578      $  5,314      $347,085
 Deferred acquisition costs                           27,169            18,533           252            --
                                                    --------          --------      --------      --------
                                                    $236,443          $904,111      $  5,566      $347,085
                                                    ========          ========      ========      ========

                                                    Standard
                                                    Property-                       Specialty    Corporate  Consolidated
                                                    Casualty       Life Insurance     Lines      and Other     Total
                                                    ---------      --------------   ---------    ---------  ------------
1999                                                                              (in thousands)
Revenues:
 Premiums earned                                    $248,076                --            --            --   $ 248,076
 Net investment income                                    --                --            --      $ 25,949      25,949
 Investment product policy
  fees                                                    --                --            --            --          --
 Realized gains                                           --                --            --        12,756      12,756
 Other                                                 4,347                --            --           180       4,527
                                                    --------          --------      --------      --------   ---------
  Total revenues                                     252,423                                        38,885     291,308
Expenses:
 Loss, LAE and policyholder
  benefits                                           165,014                --            --            --     165,014
 Policy acquisition costs                             46,289                --            --            --      46,289
 Operating expenses                                   28,811                --            --        12,351      41,162
 Interest on debt                                         --                --            --        13,215      13,215
 Goodwill and other
  intangible amortization                                 --                --            --         2,118       2,118
                                                    --------          --------      --------      --------   ---------
  Total expenses                                     240,114                                        27,684     267,798

Pre-tax income from
 continuing operations                              $ 12,309                                      $ 11,201    $ 23,510
                                                    ========                                      ========    ========
Operating segment assets:
 Investment and other assets                        $354,286                --            --      $388,166
 Deferred acquisistion costs                          31,362                --            --
                                                    --------          --------      --------      --------
                                                    $385,648                                      $388,166
                                                    ========          ========      ========      ========

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements

                                         Standard
                                         Property-            Life           Specialty            Corporate         Consolidated
                                         Casualty           Insurance           Lines             and Other             Total
                                         ---------          ---------        ---------            ---------         ------------
      1998                                                            (in thousands)
     Revenues:
       Premiums earned                   $ 247,063               --                --                                 $ 247,063
       Net investment income                    --               --                --               $26,565              26,565
       Realized gains                           --               --                --                 3,272               3,272
       Other                                 5,473               --                --                    --               5,473
                                         ---------        ---------         ---------              --------           ---------
        Total revenues                     252,536                                                   29,837             282,373
     Expenses:
      Loss, LAE and
        policyholder benefits              167,413               --                --                    --             167,413
       Policy acquisition costs             59,210               --                --                    --              59,210
       Operating expenses                   60,622               --                --                12,200              72,822
       Interest on debt                         --               --                --                14,054              14,054
       Loss on asset impairment             65,496               --                --                    --              65,496
      Goodwill and other
        intangible amortization                 --               --                --                 5,177               5,177
                                         ---------        ---------         ---------              --------           ---------
        Total expenses                     352,741                                                   31,431             384,172

     Pre-tax loss from
       continuing operations             $(100,205)                                                 $(1,594)          $(101,799)
                                         =========                                                 ========           =========

     Operating segment assets:
      Investments and other
        assets                           $ 530,805               --                --              $426,329
       Deferred acquisition costs           35,465               --                --                    --
                                         ---------        ---------         ---------              --------
                                         $ 566,270               --                --              $426,329
                                         =========        =========         =========              ========

Note L - Debt and Deferrable Capital Securities

  Long-term debt and Deferrable Capital Securities at December 31, 2000 and 1999 consists of the following (in thousands):

                                                        2000       1999
                                                       -------   --------

     8.75% Senior Debentures, due July 15, 2025        $86,820   $100,000
     12.5% Senior Notes, due December 30, 2006              --     44,082
       Less: debt issue cost                              (401)    (2,206)
                                                       -------   --------
      Long-term debt                                   $86,419   $141,876
                                                       =======   ========

     8.525% Deferrable Capital Securities, issued by
     Vesta Capital Trust I, due January 15, 2027       $33,225   $ 41,225
                                                       =======   ========

  The Senior debentures are unsecured and rank on parity with all other unsecured and unsubordinated indebtedness. The debentures contain certain restrictions on the ability of Vesta to issue, sell, or otherwise dispose of any restricted subsidiary or to pledge the capital stock of any subsidiary.

  During the year ended December 31, 2000, we extinguished $13.1 million of our 8.75% Senior Debentures for approximately $9.8 million plus accrued interest and all $44.1 million of its 12.5% Senior Notes for approximately $38.2 million plus accrued interest. We recorded extraordinary gains, net of tax and related debt issue costs of $5.3 million, ($.22 per diluted share), as a result of the early redemption of this long term debt. The redemptions were funded with internally generated cash. The warrants attached to the 12.5% Senior Notes have been cancelled.

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements


  Vesta's short-term debt outstanding at December 31, 2000 and 1999 is as follows (in thousands):

                     Outstanding             Available
     2000              $5,000                  $10,000
     1999              $5,000                  $10,000


  As of December 31, 2000, Vesta's credit facilities consisted of a $7.5 million unsecured line of credit which carries an interest rate of the bank's prime rate plus 1/4%, and an additional $7.5 million line of credit, secured by a pledge of the management contract between our wholly owned management company, J. Gordon Gaines, Inc., and our operating insurance subsidiaries which carries an interest rate of the bank's prime rate. The prime rate at December 31, 2000 was 9.5%. Each of these credit facilities mature on December 31, 2002. In addition, the credit agreements related to these facilities contain typical financial covenants which require Vesta to maintain certain financial standards.

  In 1997, our single purpose finance subsidiary, Vesta Capital Trust I, issued $100 million principal amount of its 8.525% Deferrable Capital Securities. We have unconditionally guaranteed Vesta Capital Trust's obligation to make semi-annual distributions on these capital securities, and we have issued a debenture in a like amount to Vesta Capital Trust which requires us to make interest payments in the same amounts and at the same times as the distributions which are payable on these capital securities. These securities and the related distributions are treated in a manner similar to minority interest in the financial statements. The terms of the capital securities and the underlying debenture permit us to defer interest payments on the debentures, and, therefore, distributions on the capital securities, for up to ten years. We exercised this right of deferral with respect to the semi-annual payment originally due July 15, 1999. While we have elected to resume payment on these capital securities effective January 15, 2000, including all accrued amounts due since July 15, 1999, we may elect to defer payments again in the future. In the event we elect to defer such payments again in the future, we will not be permitted to pay any dividends on our common stock or other equity securities. In December, 1999, we exchanged $44.1 million of 12.5% senior notes, due 2006 for $58.8 million of the Deferrable Capital Securities. The resulting after-tax gain of $9.5 million was recorded directly to retained earnings in accordance with EITF 86-32 "Early Extinguishment of a Subsidiary's Mandatorily Redeemable Preferred Stock." In December, 2000, we exchanged 1,200,066 shares of common stock for $8 million face amount of Deferrable Capital Securities. The resulting after-tax gain of $1.3 million was recorded directly to retained earnings in accordance with EITF 86-32. The after tax gains from these transactions have been included in the respective computations of income available to common shareholders and related earnings per share computations in accordance with EITF Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock."

  As of December 31, 2000, approximately $33.2 million of these capital securities remained outstanding and carried a semi-annual distribution obligation of approximately $1.4 million.

Note M - Federal Home Loan Bank Advances

   Advances from FHLB as of December 31, 2000 are as follows (in thousands):

     Short-term advances, bearing interest at 6.62% for 2000           $75,000
     Amortizing advances with balloon payments, bearing interest at
            rates from 6.41% to 7.3%, maturing from 2016 to 2024        68,107
     Fully amortizing advances, bearing interest at rates ranging
            From 6.19% to 7.48%, maturing from 2010 to 2016              7,584
                                                                      --------
                                                                      $150,691
                                                                      ========

   We are required to maintain a collateral deposit with FHLB. At December 31, 2000, investments having a market value of approximately $153.9 million were pledged to FHLB. Interest expense was approximately $9.6 million for the year ended December 31, 2000.

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements


  Annual maturities of borrowings from FHLB as of December 31, 2000 are as follows (in thousands):

     2001                     $77,177
     2002                       2,301
     2003                       2,437
     2004                       2,585
     2005                       2,808
     Thereafter                63,383
                             --------
                             $150,691
                             ========

Note N - Stock Based Compensation

  During 1995, the Financial Accounting Standards Board issued Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Statement defines a fair value based method of accounting for an employee stock option. It also allows an entity to continue using the intrinsic value based accounting method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Vesta has continued to use this method to account for its stock options. However, SFAS 123 requires entities electing to remain with the intrinsic method of accounting to provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as well as other disclosures about Vesta's stock-based employee compensation plans. Information about Vesta's stock option plans and the related required disclosures follow.

  Prior to completion of our initial public offering, our stockholders approved the Vesta Insurance Group, Inc. Long Term Incentive Plan ("Plan"), which provided for grants to our executive officers of restricted stock, stock options, stock appreciation rights, and deferred stock awards, and in certain instances grants of options to directors. Our stockholders approved certain amendments to the Plan effective August 27, 1999 and May 16, 1995, including an amendment to increase the shares of common stock available for awards to 2,221,998 shares and an amendment to delete the provision for the grant of options to non-employee directors. The stockholders also approved the Vesta Insurance Group, Inc. Non-Employee Director Stock Plan ("Director Plan") effective May 16, 1995, which provides for grants to Vesta's non-employee directors of stock options and restricted stock.

  Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if Vesta had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.50%, 6.22% and 5.16%; dividend yields of 1.0%, 1.67% and 0.44% percent; volatility factor of the expected market price of Vesta's common stock of 78.39, 67.02 and 44.70; and a weighted-average expected life of the options of ten years for all years.

  Vesta's actual and pro forma information follows (in thousands, except for earnings per share information):

                                                                    Year Ended December 31,
                                                                    2000     1999      1998
                                                                  -------  -------  ---------
Net income available to common shareholders
     As reported                                                  $16,722  $32,440  $(141,184)
     Pro forma                                                     16,511   31,809   (144,684)
Net income available to common shareholder per share - basic
     As reported                                                  $  0.92  $  1.73  $   (7.61)
     Pro forma                                                       0.91     1.70      (7.80)
Net income available to common shareholder per share - diluted
     As reported                                                  $  0.78  $  1.63  $   (7.61)
     Pro forma                                                       0.77     1.60      (7.80)


                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements

  The following summary sets forth activity under the Plans for the years ended December 31:

                                                                  2000                 1999                1998
                                                           -------------------- -------------------- --------------------
                                                                      Weighted-            Weighted-            Weighted-
                                                                       Average              Average              Average
                                                                       Exercise             Exercise             Exercise
                                                           Options      Price   Options      Price   Options      Price
                                                           -------     -------- --------   --------- --------   ---------
     Outstanding--beginning of the year                     860,636     $15.64   564,048     $24.40   937,451     $25.65
     Granted                                                130,000       4.89   431,500       4.58   101,500      21.30
     Exercised                                                   --         --        --         --   237,000      17.16
     Forfeited                                              165,074      30.79   134,912      16.91   237,903      35.14
                                                            -------     ------   -------     ------   -------     ------
     Outstanding--end of the year                           825,562      10.92   860,636     $15.64   564,048     $24.43
                                                            =======              =======              =======
     Weighted-average fair value of
     options granted during the year                          $3.72                $2.92               $12.56

  Of the 825,562 outstanding options at December 31, 2000, 485,562 were exercisable.

  The following table shows expiration dates and weighted average exercise price for all outstanding options and options currently exercisable at December 31, 2000.

                                         Weighted-
                                          Average
      Expiration        Number of        Exercise          Options
         Date             Shares           Price         Exercisable
      ----------        ---------        ----------      -----------
         2003            155,501          $16.33           155,501
         2004             19,500           15.05            19,500
         2005             98,061           21.87            98,061
         2006              9,000           35.38             9,000
         2007             15,000           31.00            15,000
         2008             15,000           59.19            15,000
         2009            383,500            4.51           138,500
         2010            130,000            4.89            35,000

  At December 31, 2000, Vesta had issued 488,318 shares of restricted stock. 74,307 shares have been issued to officers of Vesta in exchange for promissory notes. The common stock is being held by Vesta as security for the repayment of the notes. The balance of the unamortized restricted stock and unpaid note receivable at December 31, 2000 and 1999, was $2.2 million and $1.8 million,
respectively, and are shown as reductions to stockholders' equity.   The
restrictions on the remaining 414,011 shares expire in 2002 - 2004.

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements


Note O - Quarterly Financial Information (Unaudited)

  The following is a summary of quarterly financial data, in thousands except per share data:

                                                                              Three months ended
                                                               ---------------------------------------------------
                                                               March 31,   June 30,    September 30,  December 31,
                                                                 2000       2000            2000          2000
                                                               ---------  ---------    -------------  ------------
      Premiums and policy fees earned                          $56,565    $52,138         $54,476       $56,029
      Net investment income                                      7,003      5,258          16,854        16,788
      Operating costs and expenses                              65,761     50,116          64,005        67,677
      Income tax expense                                          (777)     2,961           2,078         1,402
      Minority interest and Deferrable Capital Securities          571        571           1,429         1,010
      Net income (loss) from continuing operations              (1,659)     5,072           2,993         1,943
      Preferred stock dividend                                     563        563           1,272         1,272
      Net income(loss) from discontinued operations              3,913     (2,833)          1,003        (4,480)
      Net income available to stockholders                       6,258      2,359           2,724         5,381
      Basic per share data:
      Net (loss) income from continuing operations               (0.09)      0.28            0.16          0.11
      Net (loss) income from discontinued operations              0.21      (0.15)           0.06         (0.25)
      Net income available to stockholders                        0.33       0.13            0.15          0.29

                                                                              Three months ended
                                                               ---------------------------------------------------
                                                               March 31,   June 30,    September 30,  December 31,
                                                                 1999        1999          1999           1999
                                                               ---------  ---------    -------------  ------------
      Premiums and policy fees earned                          $72,438    $59,898         $60,534       $55,206
      Net investment income                                      6,326      5,919           6,098         7,607
      Operating costs and expenses                              80,094     56,110          65,384        66,209
      Income tax expense                                            96      5,303           3,147        (1,417)
      Minority interest and Deferrable Capital Securities        1,362      1,362           1,402         1,506
      Net income (loss) from continuing operations              (1,453)    10,913           4,732        (3,443)
      Preferred stock dividend                                      --         --              --           563
      Net income(loss) from discontinued operations             10,246     (6,410)            298         8,572
      Net income available to stockholders                       8,793      4,503           5,030        14,114
      Basic per share data:
      Net (loss) income from continuing operations               (0.08)      0.58            0.25         (0.19)
      Net income (loss) from discontinued operations              0.54      (0.34)           0.02          0.45
      Net income available to stockholders                        0.47       0.24            0.27          0.74

  As discussed in Note Q, Vesta discontinued its commercial operations effective in the fourth quarter of 1999 and its reinsurance assumed operations, effective the fourth quarter of 2000. Quarters prior to such effective dates have been reclassified in accordance with Accounting Principal Board Opinion No. 30 (APB 30) for presentation of discontinued operations.

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements

Note P -  Fair Values of Financial Instruments

  The carrying amounts and estimated fair values of Vesta's financial instruments, none of which were held for trading purposes, were as follows (in thousands):

                                                       2000                             1999
                                             Carrying        Estimated        Carrying       Estimated
                                              Amount         Fair Value        Amount        Fair Value
                                             --------        ----------       --------       ----------
      Financial assets:
       Fixed maturities                      $798,205         $798,205        $339,429        $339,429
       Equity securities                       31,285           31,285           1,865           1,865
       Cash and short-term investments         35,960           35,960         142,703         142,703
       Mortgage loans                          26,708           26,708              --              --
       Collateral loans                        36,352           36,352              --              --
       Policy loans                            61,413           61,413              --              --
       Other invested assets                   29,343           29,343              --              --

      Financial liabilites:
       Annuity account balances               339,208          333,579              --              --
       FHLB advances                          150,691          150,691              --              --
       Long term debt                         119,644           83,751         183,101         141,401


  The fair values presented represent management's best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all nonfinancial instruments are not required to be disclosed; therefore, the aggregate fair value amounts presented do not purport to represent the underlying fair value of Vesta. Except as noted below, fair values were estimated using quoted market prices.

     . Equity Securities - The carrying value of unaffiliated common stock, except for stock of FHLB, approximates fair value. Because FHLB shares are not publicly traded, the market value of the stock was considered to be equivalent to cost due to the fact that FHLB has historically redeemed the shares at the original cost.

     . Mortgage Loans - The fair value of mortgage loans is calculated by discounting scheduled cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit and interest rate risks. Approximately $66,000 of the loans were in the process of foreclosure.

     . Other Invested Assets, Including Collateral Loans - The carrying value of certain other invested assets approximates fair value because existing rates of return approximates the current rates of return required on similar investments. The carrying amount of collateral loans approximates fair value as effective yields approximate current rates.

     . Annuity Account Balances - Annuity account balances include single premium and flexible premium deferred and immediate annuity contracts, supplementary contracts not having significant mortality risk, policyholder dividend accumulations, and separate account liabilities. Cash surrender value is used in determining the fair value of single premium and flexible premium deferred annuity contracts. Carrying amounts approximated fair value for immediate annuities, supplementary contracts, policyholder dividend accumulations, and separate account liabilities.

     . Borrowings - Fair values for the advances from FHLB were calculated using interest rates in effect as of each year end with the other terms of the advances unchanged. Carrying values of the convertible debentures and notes payable approximate fair value as effective rates approximate current rates.

  It is not practical to estimate the fair value of policy loans as they have no stated maturity and their rates are set at a spread related to policy liability amounts.

Note Q - Discontinued Operations

  In 1999, we elected to exit the assumed reinsurance business and ceased accepting new contracts. We sold the majority of our reinsurance assumed operations, including most renewal rights to Hartford Fire Insurance Company in the first quarter of 1999 for $15 million. In the fourth

                          Vesta Insurance Group, Inc
                  Notes to Consolidated Financial Statements

quarter of 2000, the last active reinsurance contract was commuted. Such commutation represented the measurement date for treatment of the reinsurance assumed business as a discontinued operation under Accounting Principles Board Opinion 30. Therefore, the reinsurance assumed operations have been segregated from continuing operations herein for all periods presented. Vesta will continue to pay losses on policies with coverage periods prior to the measurement date as those losses become due.

  In 1999, we elected to exit all commercial lines programs by not accepting new commercial policy applications and non renewing existing in-force policies at their renewal dates. In November of 1999 we received final regulatory approval to non renew our commercial lines policies from all of the states in which we wrote commercial lines. Such approval represented the measurement date for treatment of the commercial segment as a discontinued operation under APB 30. Therefore, the commercial operations have been segregated from continuing operations herein for all periods presented. We will continue to earn premium and incur losses on policies which were in-force through November 1999.

  Operating results of reinsurance assumed and commercial lines were as follows (in thousands):

                                                                                  2000       1999      1998
                                                                                 -------   --------  --------
     Net premium earned                                                          $36,296   $148,260  $262,630
     Income (loss) from discontinued operations before tax                        (3,815)    18,002   (91,180)
     Income tax expense (benefit)                                                 (1,418)     5,296   (27,849)
                                                                                 -------   --------  --------
     Income (loss) from discontinued operations                                   (2,397)    12,706   (63,331)
                                                                                 =======   ========  ========

     Basic net income (loss) from discontinued operations per common share         (0.13)      0.68     (3.41)
     Diluted net income (loss) from discontinued operations per common share       (0.10)      0.63     (3.41)

  Assets and liabilities of the commercial lines and reinsurance assumed segments are primarily comprised of the following at December 31
(in thousands):

                                                           2000      1999
                                                         --------  --------
     Investments and other assets                        $128,794  $133,000
     Deferred acquisition costs                                 -     8,995
     Reserves for loss, LAE and unearned premium          128,794   141,995


Note R - Subsequent Events (unaudited)

  On January 26, 2001, we effectively retired 2,950,000 shares of Series A Convertible Preferred Stock, eliminating $2.25 million in annual dividend payments. The preferred stock holders converted the preferred stock pursuant to their original conversion terms and then we repurchased the 5,900,000 shares of common stock issued upon conversion for $15 million cash and a $32.2 million note. The common stock was resold in privately negotiated transactions and the Note was repaid in full on March 14, 2001.

  On January 30, 2000, we exchanged approximately 380,000 shares of common stock for $3.5 million face amount of Deferrable Capital Securities, resulting in a pre-tax gain of approximately $.9 million.

    Item 9.  Changes in and Disagreements with Accountants on Accounting and
                              Financial Disclosure

        None

                                    PART III

            Item 10. Directors and Executive Officers of Registrant

  Information required by this item is incorporated by reference from the sections entitled "Profiles of Directors and Nominees," "Profiles of Executive Officers who are not directors" and "Compensation and Other Transactions with Executive Officers and Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2001 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission prior to May 1, 2001.

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

  (c) Changes in control:

      We know of no arrangements, including any pledges by any person of its securities, the operation of which may at a subsequent date result in a change of control.

            Item 13. Certain Relationships and Related Transactions

  Information required by this item is incorporated by reference from the section entitled "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

                                    PART IV

   Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)  Index of documents filed as a part of this report:

                                                                                                                       Page of
                                                                                                                         this
                                                                                                                        Report
                                                                                                                        ------
(1) Financial Statements:

  Vesta Insurance Group, Inc.

     Report of Independent Accountants                                                                                    24

     Consolidated Balance Sheets at December 31, 2000 and 1999                                                            25

     Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2000         26

     Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended
     December 31, 2000                                                                                                    27

     Consolidated Statements of Cash Flow for each of the years in the three-year period ended December 31, 2000          28

     Notes to Consolidated Financial Statements                                                                           29

     (2) Schedules Supporting Financial Statements for the three years ended December 31, 2000

     II. Condensed Financial Information of Registrant (Parent Company)                                                   54

     III. Supplemental Insurance Information (Consolidated)                                                               57

     IV. Reinsurance (Consolidated)                                                                                       58

     V. Valuation and Qualifying Accounts (Consolidated)                                                                  58

     Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

     (3) Exhibits

     Exhibits are listed in the index of Exhibits at page 52.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.

EXHIBITS INDEX

 Exhibit
   No.                              Description
--------                            -----------
  3.2 By-Laws of the Company (Amended and Restated as of October 1, 1993) (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338))

  4.1 Indenture between the Company and Southtrust Bank of Alabama, National Association, dated as of July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))

  4.2 Supplemental Indenture between the Company and Southtrust Bank of Alabama, National Association, dated July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))

  4.3 Indenture dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina, as trustee (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338))

  4.4 Amended and Restated Declaration of Trust, dated as of January 31, 1997, of Vesta Capital Trust I (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338))

  4.5 Capital Securities Guarantee Agreement, dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina, as trustee (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated by reference (File No. 1-12338))

10.1+ Amended and Restated Management Agreement between J. Gordon Gaines, Inc. and Vesta Fire Insurance Corporation and its subsidiary and affiliated companies, effective as of January 1, 1999

10.2 Form of Restricted Stock Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on August 31, 1993 and incorporated herein by reference (File No. 1-12338))

10.3* The Company's Long Term Incentive Plan as amended effective as of August 27, 1999 (filed as an exhibit to the Company's Proxy Statement on Schedule 14A, filed on August 9, 1999) and incorporated herein by reference

10.4* Form of Non-Qualified Stock Option Agreement entered into by and between the Company and certain of its executive officers and directors (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))

10.5* Cash Bonus Plan of the Company (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-2338))

10.6* J. Gordon Gaines, Inc. Post Retirement Benefits Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-12338))

10.7* J. Gordon Gaines, Inc. Retirement Savings Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-12338))

10.8 The Company's Non-Employee Director Stock Plan (filed as an exhibit to the Company's 10-Q for the quarter ended March 30, 2000, filed on May 15, 2000 and incorporated herein by reference (File No. 1-12338))

10.9 Employment Agreement between the registrant and Norman W. Gayle, III, dated as of September 30, 1999. (filed as an exhibit to the Company's Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

10.10 Employment Agreement between the registrant and James E. Tait, dated as of September 30, 1999.(filed as an exhibit to the Company's Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

10.11 Employment Agreement between the registrant and Donald W. Thornton, dated as of September 30, 1999. (filed as an exhibit to the Company's Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

10.12 Vesta Insurance Group, Inc. Executive Officer Incentive Compensation Plan. (filed as an exhibit to the Company's Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

10.13 Office Lease between the Company and Torchmark Development Corporation, dated as of April 20, 1992 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-12338))

10.14 Commercial/Personal Property Risk Excess Reinsurance Contracts, dated July 1, 1993, constituting the Company's Direct Per Risk Treaty Program, between Vesta Fire Insurance Corporation and its subsidiary and affiliated companies and various reinsurers (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338)) Renewed August 1, 2000.

Exhibit
  No.                            Description
  ---                            -----------

10.15 Casualty Excess of Loss Reinsurance Agreements, dated January 1, 1998, constituting the Company's Casualty Excess of Loss Reinsurance Program, between Vesta Fire Insurance Corporation and its subsidiary and affiliated companies and Employers Reinsurance Corporation, (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1998, filed on May 13, 1998 and incorporated herein by reference (File No. 1-12338)). Renewed January 1, 2001

10.16 Amendment to Catastrophe Reinsurance Contracts, dated July 1, 1995, constituting the Company's Direct Property Catastrophe Program, between Vesta Fire Insurance Corporation, Vesta Insurance Corporation, Sheffield Insurance Corporation, Vesta Lloyds Insurance Company, Hawaiian Insurance & Guaranty Company, Limited and various reinsurers. (Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1995, filed on November 14, 1995 and incorporated herein by reference (File No. 1-12338)). Renewed
            July 1, 2000

10.17 Credit Agreement dated March 3, 2000 between Vesta Insurance Group, Inc. and First Commercial Bank establishing a $7.5 million revolving unsecured credit facility (filed as an exhibit to the Company's Form 10-Q for the period ending March 30, 2000, filed May 15, 2000 and incorporated herein by reference)

10.18 Credit Agreement, dated March 3, 1999, between Vesta Insurance Group, Inc. and First Commercial Bank establishing a $7.5 million revolving secured credit facility (filed as an exhibit to the Company's Form 10-Q for the period ending March 30, 2000, filed May 15, 2000 and incorporated herein by reference)

10.19 Stock Purchase Agreement between Anthem Casualty Insurance Group, Inc., and Vesta Insurance Group, Inc., dated April 23, 1997 (filed as an exhibit to the Company's Form 10-Q for the year ended September 30, 1997, filed on November 13, 1997 and incorporated herein by reference (File No. 1-12338))

10.20 Business Transfer and Management Agreement between Vesta Fire Insurance Corporation and its affiliated companies and CIGNA Property and Casualty Insurance Company and its affiliated companies, dated January 28, 1998 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997, filed on March 27, 1998 and incorporated herein by reference (File No. 1-12338))

10.21 Agreement for Data Processing Services between Shelby Insurance Company and Policy Management Systems Corporation, dated January 1, 1998 (filed as an exhibit to the Company's Form 10-Q for the period from June 30, 1998, filed on August 20, 1998 and incorporated herein by reference (File No. 1-12338))

10.22 Agreement by and among Hartford Fire Insurance Company, J. Gordon Gaines, Inc. and Vesta Fire Insurance Corporation (filed as Exhibit
            2.1 to the Company's Form 8-K filed April 12, 1999 and incorporated herein by reference)

10.23 Convertible Preferred Stock Purchase Agreement by and between Vesta Insurance Group, Inc. and Birmingham Investment Group, LLC (filed as
            Exhibit 10.1 to the Company's Form 8-K filed on July 2, 1999 and incorporated herein by reference)

10.24 Acquisition Agreement between Vesta Insurance Group, Inc., Vesta Management Corporation of Texas, Inc. and Employers' Reinsurance Corporation (filed as Exhibit 10.2 to the Company's Form 8-K filed on July 2, 1999 and incorporated herein by reference)

11          Statement regarding computation of earnings

21+         List of subsidiaries

23.1+       Consent of PricewaterhouseCoopers LLP

99.1 +      Comments concerning forward looking statements

*  These are the Company's compensatory plans.
+  Filed herewith.

                          Vesta Insurance Group, Inc.
                               (Parent Company)
                    Schedule II - Condensed Balance Sheets
                       (in thousands except share data)

                                                                                At December 31,
                                                                                2000       1999
                                                                              --------   --------
Assets
 Investment in affiliates*                                                    $357,664   $425,387
 Short-term investments                                                            100      3,584
                                                                              --------   --------
      Total investments                                                        357,764    428,971

 Cash                                                                               36         --
 Other assets                                                                    7,100      4,045
                                                                              --------   --------
     Total assets                                                             $364,900   $433,016
                                                                              ========   ========

Liabilities
 Other liabilities                                                            $ 63,370   $ 41,202
 Long term debt                                                                 86,419    191,749
                                                                              --------   --------
 Total liabilities                                                             149,789    232,951

Stockholders' equity
 Preferred stock $.01 par value, 5,000,000 shares
  authorized, issued: 2000 and 1999 - 2,950,000                                     30         30
 Common stock, $.01 par value, 32,000,000 shares
   authorized, issued: 2000 and 1999 - 18,964,322 shares                           190        190
 Additional paid-in capital                                                    167,382    172,272
 Accumulated other comprehensive income, net of tax (benefit) expense of
  $1,453 and $(3,346) in 2000 and 1999, respectively                             2,698     (6,213)
 Retained earnings                                                              57,643     41,862
 Unearned stock                                                                 (6,967)    (1,802)
 Treasury stock                                                                 (5,865)    (6,274)
                                                                              --------   --------
 Total stockholders' equity                                                    215,111    200,065
    Total liabilities and stockholders' equity                                $364,900   $433,016
                                                                              ========   ========

*  Eliminated in consolidation
                                       54

                          Vesta Insurance Group, Inc.
                               (Parent Company)
               Schedule II - Condensed Statements of Operations
                                (in thousands)

                                                               For the Year Ended December 31,
                                                          2000             1999              1998
                                                        --------         --------         ---------
Revenues:
 Net other income (loss)                                $    443         $ (4,109)        $   8,457

Expenses:
 Interest expenses                                        16,636           18,080            22,579
 Operating expenses                                        2,318            2,724             2,384
                                                        --------         --------         ---------
 Total expenses                                           18,954           20,804            24,963

Net loss before income tax, gain on debt
 extinguishment and equity in earnings of affiliates     (18,511)         (24,913)          (16,506)
Income tax benefit                                         6,479            8,720             5,698
                                                        --------         --------         ---------
Loss before equity in earnings of affiliates,            (12,032)         (16,193)          (10,808)
 and gain on debt extinguishment
Extraordinary gain on debt extinguishment                  5,250
Equity in earnings of affiliates *                        17,984           39,648          (130,376)
                                                        --------         --------         ---------
Net income (loss)                                       $ 11,202         $ 23,455         $(141,184)
                                                        ========         ========         =========

* Eliminated in consolidation

                          Vesta Insurance Group, Inc.
                               (Parent Company)
                 Schedule II-Condensed Statement of Cash Flows
                                (in thousands)

                                                               For the Year Ended December 31,
                                                            2000             1999              1998
                                                         --------          --------         --------
 Cash provided from operations                           $ 24,862          $ 29,002         $  6,526

Cash used in investing activities:
  Contribution to investments in affiliates                                      --          (25,000)
  Net (increase) decrease in short-term investments         3,484             1,207            2,224
  Cash provided by (used) in investing activities           3,484             1,207          (22,776)

Cash (used in) provided from financing activities:
  Dividends paid                                           (4,611)             (698)          (2,770)
  Acquisition of treasury stock                           (56,303)               --               --
  Issuance of treasury stock                               32,678                --               --
  Preferred Stock issuance                                                   25,075               --
  Capital Contributions from exercising stock options                           324            4,836
  Issuance(retirement) of debt and deferrable capital
   securities                                                               (65,507)          24,700
                                                         --------          --------         --------
  Cash (used in) provided from financing activities       (28,236)          (40,806)          26,766

Net increase (decrease) in cash                               110           (10,597)          10,516
                                                         --------          --------         --------
Cash balance at beginning of period                      $    (74)         $ 10,523         $      7
Cash balance at end of period                            $     36          $    (74)        $ 10,523
                                                         ========          ========         ========

                          Vesta Insurance Group, Inc.
        Schedule III--Supplemental Insurance Information (Consolidated)
                       As of December 31, 2000 and 1999
                            (amounts in thousands)


                                   Deferred      Future Policy,
                                    Policy      Benefits Loss and
                                 Acquisition     Loss Adjustment     Unearned
                                    Costs        Expense Reserve     Premiums
                                 -----------    -----------------    --------
As of December 31, 2000
  Standard Property-Casualty       $27,169           $130,312        $103,666
  Life Insurance                    18,533            660,284              --
  Specialty lines                      252              4,477           1,089
  Discontinued operations               --            128,900              --
                                   -------           --------        --------
                                    45,954            923,973         104,755
                                   =======           ========        ========

As of December 31, 1999
  Standard Property-Casualty       $31,362           $ 62,188        $ 97,293
  Discontinued operations            8,995            292,521          35,736
                                   -------           --------        --------
                                   $40,357           $354,709        $133,029
                                   =======           ========        ========

             For the Years Ended December 31, 2000, 1999 and 1998
                            (amounts in thousands)

                                                              Benefits, Claim
                                                  Net            and Loss                            Other
                               Net Earned      Investment       Adjustment        Amortization     Operating    Net Premium
                                Premium          Income          Expenses            of DAC         Expenses      Written
                               ----------      ----------       ----------        ------------     ---------    -----------
As of December 31, 2000:
Standard Property-Casualty     $212,809                          $124,772             $52,361         $26,616      $205,461
Life Insurance                    3,093         $21,360             9,610                 619           5,855         3,093
Specialty lines                   1,097              --               660                (733)             --         2,188
Corporate and other                  --          24,543                --                  --          11,103            --
                               --------         -------          --------             -------         -------      --------
                               $216,999         $45,903          $135,042             $52,247         $43,574      $210,742
                               ========         =======          ========             =======         =======      ========

As of December 31, 1999:
Standard Property-Casualty     $248,076                          $165,014             $46,289         $28,811      $227,807
Corporate and other                  --         $25,949                --                  --          12,351            --
                               --------         -------          --------             -------         -------      --------
                               $248,076         $25,949          $165,014             $46,289         $41,162      $227,807
                               ========         =======          ========             =======         =======      ========

As of December 31, 1998:
Standard Property-Casualty     $247,063                          $167,413             $59,210         $60,622      $264,840
Corporate and other                  --         $26,565                --                  --          12,200            --
                               --------         -------          --------             -------         -------      --------
                               $247,063         $26,565          $167,413             $59,210         $72,822      $264,839
                               ========         =======          ========             =======         =======      ========


                          Vesta Insurance Group, Inc
                   Schedule IV - Reinsurance (Consolidated)
             For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                      Ceded to       Assumed                    Percentage of
                    Gross Direct       other        from other                  Amount Assumed
Premiums Earned        Amount        Companies      Companies     Net Amount        to Net
---------------     ------------     ---------      ----------    ----------    --------------
     2000            $255,257         $ 43,413       $ 38,240      $250,084         15.29%
     1999             362,830           83,173        116,678       396,335         29.50%
     1998             478,389          310,652        341,956       509,693         67.10%

                          VESTA INSURANCE GROUP, INC.
         Schedule V - Valuation and Qualifying Accounts (Consolidated)
             For the Years Ended December 31, 2000, 1999 and 1998
                                (in thousands)

                                                                   Additions
                                                   Balance at      Charges to                    Balance at
                                                   Beginning        Costs and                      End of
Description                                         of Period       Expenses       Deductions      Period
                                                   ----------      ----------      ----------    ----------
Allowance for premiums in course of collection:
2000                                                $ 2,412         $ 7,707         $ 6,182       $ 3,937
1999                                                 14,212           1,550          13,350         2,412
1998                                                    654          13,688             130        14,212

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VESTA INSURANCE GROUP, INC.

                                        By:  /s/ Norman W. Gayle, III
                                           ---------------------------------
                                                 Norman W. Gayle, III,
                                                 President

  Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                                 Title                                Date
--------------------------------  -----------------------------------------------------  ---------

/s/ James E. Tait                 Chairman of the Board of Directors                     28-Mar-01
--------------------------------  (Co-Executive Officer)
  James E. Tait

/s/ Norman W. Gayle, III          Director, President (Co-Executive Officer)             28-Mar-01
--------------------------------
  Norman W. Gayle, III

/s/ William P. Cronin             Chief Financial Officer (Principal Financial Officer)  28-Mar-01
--------------------------------
  William P. Cronin

/s/ Hopson B. Nance               Controller (Principal Accounting Officer)              28-Mar-01
--------------------------------
  Hopson B. Nance

/s/ Robert B. D. Batlivala, PhD.  Director                                               28-Mar-01
--------------------------------
  Robert B. D. Batlivala, PhD.

/s/ Walter M. Beale, Jr.          Director                                               28-Mar-01
--------------------------------
  Walter M. Beale, Jr.

/s/ Ehney A. Camp, III            Director                                               28-Mar-01
--------------------------------
  Ehney A. Camp, III

/s/ Clifford F. Palmer            Director                                               28-Mar-01
--------------------------------
  Clifford F. Palmer

/s/ Stephen R. Windom             Director                                               28-Mar-01
--------------------------------
  Stephen R. Windom

/s/ Alan S. Farrior               Director                                               28-Mar-01
--------------------------------
  Alan S. Farrior