Form 10-Q
period 2001-03-31
VESTA INSURANCE GROUP INC
filed 2001-05-15
CIK 911576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                           (Mark One)

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

The number of shares outstanding of the registrant's common stock,
$.01 par value, as of May 11, 2001
24,424,746

                                   Part I
                           Item 1. Financial Statements
                            Vesta Insurance Group, Inc.
                            Consolidated Balance Sheets
               (Amounts in thousands except share and per share data)

                                                                March 31,      December 31,
                                                                  2001            2000
                                                               -----------     -----------
Assets:
  Investments:
  Fixed maturities available for sale - at fair value
   (cost:  2001 - $760,245; 2000 - $795,118)                   $   766,386    $   798,205
  Equity securities--at fair value:
   (cost: 2001--$15,520; 2000--$30,221)                            16,584         31,285
  Mortgage and collateral loans                                     59,272         63,060
  Policy loans                                                      61,952         61,413
  Short-term investments                                            21,573         22,586
  Other invested assets                                             37,741         29,343
                                                                -----------    -----------
         Total investments                                         963,508      1,005,892
  Cash                                                              31,104         13,374
  Accrued investment income                                         14,551         17,017
  Premiums in course of collection (net of
   allowances for losses of $3,937 in 2001
   and $3,937 in 2000)                                              26,847         23,882
  Reinsurance balances receivable                                  354,067        353,949
  Reinsurance recoverable on paid losses                            59,572         57,325
  Deferred policy acquisition costs                                 44,208         45,954
  Deferred income taxes                                             17,376         22,457
  Other assets                                                      99,309         82,149
                                                                -----------    -----------
         Total assets                                          $ 1,610,542    $ 1,621,999
                                                                ===========    ===========

Liabilities:
  Policy liabilities                                           $   664,214    $   660,284
  Losses and loss adjustment expenses                              262,474        263,689
  Unearned premiums                                                104,110        104,755
  Federal Home Loan Bank advances                                  147,922        150,691
  Short term debt                                                   14,997          5,000
  Long term debt                                                    86,423         86,419
  Other liabilities                                                 96,579        102,825
                                                                -----------    -----------
         Total Liabilities                                       1,376,719      1,373,663

Commitments and contingencies: See Note B

Deferrable Capital Securities                                       29,750         33,225

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized, issued:2001 - 0 and 2000 - 2, 950,000                                   30
  Common stock, $.01 par value, 100,000,000 shares
   authorized,  issued:2001 - 24,864,322 and 2000 - 18,964,322         249            190
  Additional paid-in capital                                       150,464        167,382
  Accumulated other comprehensive income, net of  tax expense
   of $2,522 and $1,453 in 2001 and 2000, respectively               4,683          2,698
  Retained earnings                                                 60,503         57,643
  Treasury stock (439,576 shares and 166,294 shares at cost)
   at March 31, 2001 and December 31, 2000, respectively            (3,397)        (5,865)
  Unearned stock                                                    (8,429)        (6,967)
                                                               -----------    -----------
        Total stockholders' equity                                 204,073        215,111
                                                               -----------    -----------
        Total liabilities, deferrable capital securities
          and stockholders' equity                             $ 1,610,542    $ 1,621,999
                                                               ===========    ===========

See accompanying Notes to Consolidated Financial Statements

                                 Vesta Insurance Group, Inc.
                      Consolidated Statements of Income and Comprehensive Income
                              (Amounts in thousands except per share data)
                                     Statements of Income

                                                                        Three months ended
                                                                             March 31,
                                                                         2001        2000
                                                                      ----------   ---------
Revenues:
  Net premiums written                                                 $ 61,212    $ 49,127
  Decrease in unearned premium                                            4,183       7,438
                                                                        --------    --------
  Net premiums earned                                                    65,395      56,565
  Policy fees                                                             1,253         239
  Net investment income                                                  15,603       7,003
  Realized gains                                                          1,706        --
  Other                                                                   2,146          88
                                                                       --------    --------
     Total revenues                                                      86,103      63,895
Expenses:
  Policyholder benefits                                                   8,057        --
  Losses and loss adjustment expenses incurred                           38,701      39,779
  Policy acquisition expenses                                            14,402      12,443
  Operating expenses                                                     14,653       9,985
  Interest on debt                                                        4,658       3,403
  Goodwill and other intangible amortization                                526         151
                                                                       --------    --------
     Total expenses                                                      80,997      65,761
Income (loss) from continuing operations before taxes,
 minority interest and deferrable capital securities                      5,106      (1,866)
Income tax expense (benefit)                                              1,787        (778)
Minority interest, net of tax                                               249        --
Deferrable capital security distributions, net of tax                       383         571
                                                                       --------    --------
Net Income (loss) from continuing operations                              2,687      (1,659)
Income from discontinued operations, net of tax                               5       3,913
Extraordinary gain on debt extinguishments, net of tax                     --         4,567
                                                                       --------    --------
     Net income                                                           2,692       6,821
Preferred stock dividend                                                   (163)       (563)
Gain on redemption of preferred securities, net of tax                      565        --
                                                                       --------    --------
Net income available to common stockholders                            $  3,094    $  6,258
                                                                       ========    ========
Net income (loss) from continuing operations per share - Basic         $   0.14    $  (0.09)
                                                                       ========    ========
Net income available to common shareholders per share - Basic          $   0.16    $   0.33
                                                                       ========    ========
Net income (loss) from continuing operations per share - Diluted       $   0.13    $  (0.07)
                                                                       ========    ========
Net income available to common shareholders per share - Diluted        $   0.15    $   0.28
                                                                       ========    ========

                   Statements of Comprehensive Income
Net income                                                             $  2,692    $  6,821
Other comprehensive income, net of tax:
     Unrealized holding gains on available-for-sale securities
      net of tax expense of $1,666 and $756 in 2001,
      and 2000, respectively                                              3,094       1,404
     Less realized gains on available-for-sale securities
      net of tax expense of $597 in 2001                                  1,109        --
                                                                       --------    --------
                                                                          1,985       1,404
Gain on extinuishment of preferred securities,
   net of tax expense of $305 in 2001.                                      565

                                                                       --------    --------
Comprehensive income                                                   $  5,242    $  8,225
                                                                       ========    ========

See accompanying Notes to Consolidated Financial Statements

                        Vesta Insurance Group, Inc.
                      Consolidated Statements of Cash Flows
                           (Amounts in thousands)

                                                           Three months ended
                                                                 March 31
                                                            2001          2000
                                                       ------------   -----------
Operating Activities:
  Net income                                             $   2,692    $   6,821
  Adjustments to reconcile net income
   to cash used in operations
    Changes in:
    Loss and LAE reserves, and future policy liabilities   (14,739)     (23,488)
    Unearned premium reserves                               (1,359)     (14,716)
    Reinsurance balances receivable                           (119)       4,267
    Premiums in course of collection                        (2,964)       8,634
    Reinsurance recoverable on paid losses                  (2,247)       3,379
    Other assets and liabilities                              (425)     (26,721)
  Policy acquisition costs deferred                        (12,657)      (6,701)
  Policy acquisition costs amortized                        14,402       10,278
  Realized gains                                            (1,706)        --
  Amortization and depreciation                              2,573        1,284
  Extraordinary gain                                                     (6,717)
                                                          ---------    ---------
      Net cash used in operations                          (16,549)     (43,680)

Investing Activities:
  Investments sold, matured, and called:
    Fixed maturities available for sale                    104,292       37,926
  Investments acquired:
    Fixed maturities available for sale                    (47,112)     (12,066)
    Equity securities                                       (2,057)        --
    Other invested assets                                   (6,843)        --
  Net decrease in short-term investments                     3,448       46,768
  Additions to property and equipment                       (3,590)        --
                                                         ---------    ---------
      Net cash provided from investing activities           48,138       72,628

Financing Activities:
  Net change in short term debt                              9,997         --
  Net change in FHLB borrowings                             (3,334)        --
  Net deposits and withdrawals to (from)
   insurance liabilities                                    (1,508)        --
  Retirement of long term debt and
   preferred securities                                       --        (33,045)
  Issuance of common stock                                  32,350         --
  Acquisition of common stock                              (50,951)        --
  Dividends paid                                              (413)        --
                                                         ---------    ---------
      Net cash used in financing activities                (13,859)     (33,045)
Increase (decrease) in cash                                 17,730       (4,097)
Cash at beginning of period                                 13,374       17,677
                                                         ---------    ---------
Cash at end of period                                    $  31,104    $  13,580
                                                         =========    =========

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands except per share amounts)

Note A--Significant Accounting Policies

        Basis of Presentation: The accompanying unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes which have been issued by the Company and filed with the Securities and Exchange Commission.

        Reclassifications: Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders’ equity or net income during the period involved.

        New Accounting Standard: In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 and subsequent amendments standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. Management has evaluated our activities and has determined that Vesta does not currently have any material derivative exposures and that the adoption of the SFAS No. 133 on January 1, 2001 did not have a material impact on the financial statements.

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

        Reconciliation of income available to common shareholders and average shares outstanding for the three months ending March 31, 2001 and 2000 are as follows:

                                                             2001              2000
                                                         -------------     ------------
Net income available to common shareholders                   $ 3,094          $ 6,258
Preferred stock dividends on convertible preferred stock          163              563
                                                         -------------     ------------
Adjusted net income available to common shareholders          $ 3,257          $ 6,821

Weighted average shares outstanding-basic (1)                  18,857           18,826
Stock options and restricted stock                                336               39
Weighted average convertible preferred stock (1)                1,901            5,900
                                                         -------------     ------------
Weighted average shares outstanding-diluted (1)                21,094           24,765

          (1) Reflects weighted averages. At March 31, 2001, Vesta had 24.4 million shares outstanding and zero shares of convertible preferred stock outstanding. Weighted average shares outstanding for earnings per share purposes do not include shares held by the Agent's Stock Incentive Plan Trust, that have not been allocated to participants, and shares issued as restricted stock that represent unearned amounts.

Earnings per share for discontinued operations and extraordinary gains for the three months ended March 31, 2001 and 2000 are as follows:

                                         2001            2000
                                     ------------    -------------
Basic Earnings per share:
  Discontinued Operations               $  0.0         $   0.21
  Extraordinary Gain                        --         $   0.24
Diluted Earnings per share:
  Discontinued Operations               $  0.0         $   0.16
  Extraordinary Gain                        --         $   0.18

Note B--Commitments and Contingencies

Securities Litigation

        Subsequent to the filing of our quarterly report on Form 10-Q for the period ended March 31, 1998 with the U.S. Securities and Exchange Commission (“SEC” or “Commission”), we commenced an internal investigation to determine the exact scope and amount of certain reductions of reserves and overstatement of premium income in our reinsurance assumed business that had been recorded in the fourth quarter of 1997 and the first quarter of 1998. This investigation concluded that inappropriate amounts had, in fact, been recorded and we determined that we should restate our previously issued 1997 financial statements and first quarter 1998 Form 10-Q. Additionally, during our internal investigation we were advised by our then outside auditors that there was an error in the accounting methodology used to recognize earned premium income in our reinsurance business. We had historically reported certain assumed reinsurance premiums as earned in the year in which the related reinsurance contracts were entered even though the terms of those contracts frequently bridged two years. We determined that reinsurance premiums should be recognized as earned over the contract period and corrected the error in our accounting methodology by restating previously issued financial statements. On June 1, 1998 and June 29, 1998, we issued press releases, which were filed with the Commission, regarding the matters addressed in this section.

        We restated our previously issued financial statements for 1995, 1996, and 1997 and our first quarter 1998 Form 10-Q for the above items by issuance of a current report on Form 8-K dated August 19, 1998. These restatements resulted in a cumulative decrease to stockholders’ equity of approximately $75.2 million through March 31, 1998. Commencing in June 1998, we and several of our current and former officers and directors were named as defendants in several purported class action lawsuits filed in the United States District Court for the Northern District of Alabama. Several of our officers and directors also have been named in a derivative action lawsuit in the Circuit Court of Jefferson County, Alabama, in which Vesta is a nominal defendant. In addition, we received various inquiries and requests for information from various state departments of insurance and other regulatory authorities, including a subpoena issued to Vesta on August 24, 1998 by the 34 Commission as part of a formal, non-public order of investigation. We fully responded to such requests in 1998, and no further requests for information from Vesta have been made by the Commission.

        In March 1999, the actions filed in the United States District Court for the Northern District of Alabama were consolidated into a single action in that district and certified as a class action. Torchmark Corporation and KPMG Peat Marwick LLP, our outside auditor at the time, were added as additional defendants in the consolidated class action. The consolidated amended complaint alleges violations of certain federal securities laws and seeks unspecified but potentially substantial damages. The court has denied all motions to dismiss and the class action is presently in discovery, with a trial date set for November 5, 2001. We are vigorously defending this litigation but there is no assurance of its outcome. The parties have conducted settlement discussions, but have not been successful in reaching any resolution. The derivative case has been stayed and placed on the administrative docket.

        We have several layers of directors’ and officers’ liability insurance coverage (“D&O insurance”), the terms of which may cover all or a portion of the damages or settlement costs of the class action. These policies provide up to $100 million in D&O insurance to cover damages or settlement costs and an additional policy provides another layer of $10 million D&O insurance to cover any damages awarded by a court in these actions. Cincinnati Insurance Company (“Cincinnati”) issued the primary policy that provides the first $25 million of D&O insurance. Federal Insurance Company (The Chubb Group of Insurance Companies) issued an excess D&O insurance policy which provides coverage for the second $25 million in losses, if necessary. The balance of the coverage is provided by a group of insurers and was purchased after the class actions comprising the consolidated class action were filed. In September 1998, after these actions were filed, Cincinnati, which provides the primary insurance policy, filed a lawsuit in the United States District Court for the Northern District of Alabama seeking to rescind the policy and avoid the coverage. That action was dismissed for lack of subject matter jurisdiction, and we then filed an action against Cincinnati in the Circuit Court of Jefferson County, Alabama, to enforce the policy and to recover damages arising out of Cincinnati’s actions. Cincinnati filed an answer and counterclaim in that action, seeking to rescind the policy and avoid the coverage. This action is in the discovery stage and the outcome is uncertain. There is no assurance that the primary insurance coverage will ultimately be available for any damages or settlement costs incurred. The outcome of this litigation may also materially affect the availability of the excess policy issued by The Chubb Group. The damages sought by stockholder plaintiffs in the consolidated class action, either at trial or through settlement, may be substantial. If the damages or settlement costs incurred in connection with the consolidated class action and derivative action are ultimately determined not to be covered by our D&O insurance policies for any reason, we may incur a significant and material loss which could have a material and adverse impact on our financial condition and results of operation.

        The consolidated class action is in the discovery stage and the derivative action has been placed on the administrative docket. The ultimate outcome of these matters is uncertain. Accordingly, we have not currently set aside any financial reserves relating to any of the above-referenced actions.

Indemnification Agreements and Liability Insurance

        Pursuant to Delaware law and our Bylaws, we are obligated to indemnify our current and former officers and directors for certain liabilities arising from their employment with or services to Vesta, provided that their conduct complied with certain requirements. Pursuant to these obligations, we have agreed to advance costs of defense and other expenses on behalf of certain current and former officers and directors, subject to an undertaking from such individuals to repay any amounts advanced in the event a court determines that they are not entitled to indemnification.

Arbitration

        As discussed above, we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis by recording cumulative adjustments in Vesta Fire’s 1997 statutory financial statements. The impact of this 35 correction has been reflected in amounts ceded under our 20% whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled approximately $55.2 million as of March 31, 2001. We have collected approximately $48.5 million from the drawdown of collateral on hand.

        NRMA Insurance, Ltd. (“NRMA”), one of the participants in the 20% whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta has entered into a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We filed for arbitration against the other two participants in the treaty and all of these arbitrations are in their early stages. While management believes its interpretation of the treaty’s terms and computations based thereon are correct, these matters are in their early stages and their ultimate outcome cannot be determined at this time.

        During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from us. F&G Re is seeking to rescind the treaties and avoid its obligation. Under the terms of the two treaties, we believe we will be entitled to recoveries of approximately $28.2 million as losses mature from prior accident years. Vesta has recorded a reinsurance recoverable of approximately $28.2 million as of March 31, 2001 and December 31, 2000 related to these two treaties. This arbitration is in its early stage and the ultimate outcome cannot be determined at this time.

        A dispute has also arisen with CIGNA Property and Casualty Insurance Company (“CIGNA”) (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claims are due under the terms of the treaty. In addition, during the fourth quarter, the treaty was terminated on a cut-off basis. Vesta is seeking recoupment of all improper claims payments and excessive expense allocations and charges from CIGNA. This arbitration is in its early stages and the ultimate outcome cannot be determined at this time.

        If the amounts recoverable under the relevant treaties are ultimately determined to be materially less than the amounts that we have reported as recoverable, we may incur a significant, material, and adverse impact on our financial condition and results of operations.

Other Litigation

        Vesta, through its subsidiaries, is routinely a party to pending or threatened legal proceedings and arbitration relating to the regular conduct of its insurance business. These proceedings involve alleged breaches of contract, torts (including bad faith and fraud claims), and miscellaneous other specified relief. Based upon information presently available, and in light of legal and other defenses available to us and our subsidiaries, management does not consider liability from any threatened or pending litigation regarding routine matters to be material.

Note C--Segment Information

        In 2000, we changed our segments to reflect our entering new lines of business, and exiting old lines of business. We operate several segments, which are distinguishable by their product offerings. The accounting policies of the operating segments are the same as used in preparing the consolidated financial statements. Segment pre-tax income is generally income before income tax, and minority interest, if any. Premiums, policy fees, other income, loss and benefit expenses, and amortization of deferred acquisition costs are attributed directly to each operating segment. Operating expenses are allocated to the segments in a manner which most appropriately reflects the operations of that segment. Net investment income and interest expense are allocated only to those segments for which such amounts are considered an integral part of the financial results for that segment.

        A brief description of each segment is as follows:

        Standard Property-Casualty

        The standard property-casualty segment primarily consists of the marketing and distribution of personal lines products including Homeowners and Personal Auto coverages. Vesta’s products are distributed through approximately 1,600 independent agencies in 24 states. Our personal auto line targets drivers over age thirty-five with above average driving records and our homeowners products cover the full range of homes.

        Life and Health Insurance

        On June 30, 2000, we entered the life and annuity business through a 71% investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas and we entered the health insurance business through the acquisition of Aegis Financial Corporation in December, 2000. American Founders and Aegis have approximately $2.2 billion (face value) of life and annuity products in force and $22.3 million of health insurance premiums in force at March 31, 2001. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products through independent agents throughout the majority of the United States. Aegis Financial markets health insurance through captive agents throughout the United States.

        Specialty Lines

        In 2000, we began utilizing our licenses to write business for the benefit of certain reinsurance companies. In this segment, we enter into arrangements whereby we write targeted property-casualty insurance coverages and reinsure substantially all of the risks to reinsurers in exchange for fees. This business takes advantage of our certificates of authority granting us license to write insurance in many states. Income in this segment is generated on a fee-for-service basis primarily.

        Non-Standard

        In December 2000, we acquired a 52% economic interest in Instant Auto Insurance Holdings, Inc. Instant Auto operates as a non-standard insurance agency. Its principal revenue stream is agents’ fees and commissions.

        Corporate and Other

        Our corporate and other segment primarily consists of unallocated net investment income, unallocated interest expense, and certain overhead expenses not directly associated with a particular segment

A summary of segment results for the three months ending March 31, 2001 and 2000 is as follows:

2001                                                Standard     Life and
                                                    Property-     Health   Specialty               Corporate
                                                    Casualty    Insurance    Lines   Non-Standard  and Other
                                                   ---------    ---------  --------- ------------  ---------
Revenues:                                                            (in thousands)
  Premiums earned                                  $  56,847   $   7,465   $   1,083
  Net investment income                                 --        10,780        --     $     157    $   4,666
  Policy fees                                            355         898        --          --           --
  Realized gains                                        --           601        --          --          1,105
  Other                                                 --            52         843         442          809
                                                   ---------   ---------   ---------   ---------    ---------
     Total revenues                                   57,202      19,796       1,926         599        6,580
Expenses:
  Loss, LAE and policyholder benefits                 37,902       8,057         799        --           --
  Policy acquisition costs                            12,058       2,122         222        --           --
  Operating expenses                                   6,362       3,761          61       1,389        3,080
  Interest on debt                                      --         2,430        --          --          2,228
  Goodwill and other intangible amortization            --          --          --          --            526
                                                   ---------   ---------   ---------   ---------    ---------
     Total expenses                                   56,322      16,370       1,082       1,389        5,834

Pre-tax income (loss) from continuing operations   $     880   $   3,426   $     844   $    (790)   $     746
                                                   =========   =========   =========   =========    =========

Operating segment assets:
  Investments and other assets                     $ 206,867   $ 907,837   $   8,219      27,114    $ 294,593
  Deferred acquisition costs                          26,203      17,660         345        --           --
                                                   ---------   ---------   ---------   ---------    ---------
                                                   $ 233,070   $ 925,497   $   8,564   $  27,114    $ 294,593
                                                   =========   =========   =========   =========    =========

2000                                               Standard     Life and
                                                   Property-     Health   Specialty                Corporate
                                                   Casualty     Insurance    Lines   Non-Standard  and Other
                                                   ----------   ---------  --------- ------------  ---------
Revenues:                                                            (in thousands)
  Premiums earned                                  $ 56,565           --         --           --
  Net investment income                                  --           --         --           --    $ 7,003
  Policy fees                                           239           --         --           --         --
  Realized losses                                        --           --         --           --         --
  Other                                                  --           --         --           --         88
                                                   ----------    --------  --------- ------------  ---------
     Total revenues                                  56,804           --         --           --      7,091
Expenses:
  Loss, LAE and policyholder benefits                39,779           --         --           --         --
  Policy acquisition costs                           12,443           --         --           --         --
  Operating expenses                                  7,311           --         --           --      2,674
  Interest on debt                                       --           --         --           --      3,403
  Goodwill and other intangible amortization             --           --         --           --        151
                                                   ----------    --------  ---------  ----------   ---------
     Total expenses                                  59,533           --         --           --      6,228

Pre-tax income (loss) from continuing operations   $ (2,729)          --         --           --      $ 863
                                                   ==========    ========  =========  ============ =========

Operating segment assets:
  Investments and other assets                     $ 338,486          --         --           --    $355,800
  Deferred acquisition costs                          29,897          --         --           --          --
                                                   ----------    --------  ---------  ------------  ---------
                                                   $ 368,383                                        $355,800
                                                   ==========    ========  =========  ============  =========

Note D--Stock Transactions

        In the first quarter of 2001, we engaged in a number of stock transactions. On January 20, 2001, we issued approximately 380,000 shares of common stock in exchange for $3.475 million face amount of Deferrable Capital Securities. On January 26, 2001, the holders of our Series A Convertible Preferred Stock converted their shares into 5.9 million shares of common stock pursuant to their original conversion terms. We repurchased that common stock for approximately $47.2 million. In separate transactions, we sold 5.5 million shares of common stock to a number of investors for approximately $32.3 million. These transactions and other transactions resulted in Vesta repurchasing 6.4 million shares of its common stock for approximately $50.8 million and issuing 5.9 million shares of its common stock for approximately 32.3 million of cash and $3.475 million face amount of Deferrable Capital Securities.

Note E--Subsequent Event

        On April 18, 2001 we entered into a definitive agreement to acquire the outstanding stock of Florida Select Insurance Holdings, Inc for approximately $64.5 million. The transaction is subject to regulatory approval. Florida Select writes homeowners business primarily in the State of Florida. As of and for the year ended December 31, 2000, Florida Select has consolidated assets of approximately $106.6 million, stockholders' equity of approximately $31.5 million, net income of approximately $6.6 million, and gross written premiums of approximately $63.5 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        Vesta writes insurance on selected personal lines risks only. Our Standard-Property Casualty writings are balanced between risks of property damage (faster determination of ultimate loss but is highly unpredictable) and casualty exposure (more predictable but takes longer to determine the ultimate loss). We also write life, annuity, and health insurance business. Additionally, we are actively involved in the writing of insurance on our polices for the benefit of reinsurance companies, commonly referred to as servicing carrier or fronting, which generates fee-for-service income.

        Our revenues from operations are derived primarily from net premiums earned on risks written by our insurance subsidiaries, investment income and investment gains or losses. Our expenses consist primarily of payments for claims and underwriting expenses, including agents’ commissions and operating expenses.

Comparison of First Quarter 2001 to First Quarter 2000

        Income available to common shareholders decreased by $3.2 million, or 50.8% to $3.1 million for the quarter ended March 31, 2001, from $6.3 million for the quarter ended March 31, 2000. On a diluted per share basis, income available to common shareholders for the first quarter of 2001 was $.15 per share versus income of $.28 per share for the first quarter of 2000. The decrease in income available to common shareholders is primarily attributable to a $4.6 million after-tax gain on debt extinguishments recognized during the first quarter of 2000 and $3.9 million of net income from discontinued operations in the first quarter of 2000, partially offset by an increase in net income from continuing operations of $4.4 million from a $1.7 million loss for the quarter ended March 31, 2000 to $2.7 million of income for the quarter ended March 31, 2001.

Standard Property-Casualty

        Net premiums written for standard property-casualty lines increased by $3.1 million, or 6.3%, to $52.2 million for the quarter ended March 31, 2001, from $49.1 million for the quarter ended March 31, 2000. Net premiums earned for standard property-casualty lines increased $.2 million, or .3 % to $56.8 million for the quarter ended March 31, 2001, from $56.6 million for the quarter ended March 31, 2000. The increase in net premiums written and net premiums earned are primarily attributable to continued rollover from other segments of certain policies acquired in prior years, and an increase in new policy applications, partially offset by a loss of certain policies in the 1st quarter of 2000 that occurred when we were temporarily downgraded by A.M. Best to a B (good).

        Loss and loss adjustment expenses (“LAE”) for standard property-casualty lines decreased by $1.9 million, or 4.8%, to $37.9 million for the quarter ended March 31, 2001, from $39.8 million for the quarter ended March 31, 2000. The loss and LAE ratio for property-casualty lines for the quarter ended March 31, 2001 was 66.3% as compared to 70.0 % at March 31, 2000. The decrease in the loss and LAE incurred and the loss and LAE ratio is primarily attributable to improved underwriting results partially offset by normal winter storm activity.

        Policy acquisition expenses remained flat for the quarter-to-quarter comparison, consistent with earned premium. Operating expenses decreased by $.9 million, or 12.3% to $6.4 million for the quarter ended March 31, 2001, from $7.3 million for the quarter ended March 31, 2000, as we continued our cost reduction efforts.

Life and Health Insurance

        On June 30, 2000, we entered the life and annuity business through a 71% investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas and we entered the health insurance business through the acquisition of Aegis Financial Corporation, a holding company for two life and health insurance companies domiciled in Texas, in December, 2000. American Founders and Aegis have approximately $2.2 billion (face value) of life and annuity products in force and $22.3 million of health insurance premiums in force at March 31, 2001. Life insurance premiums and policy fees were $3.3 million for the quarter ended March 31, 2001 compared to zero for the comparable prior period due to the acquisition of American Founders on June 30, 2000 and Aegis in December 2000. Health insurance premiums totaled $5.2 million for the quarter ended March 31, 2001 versus zero for the comparable prior period. Health insurance benefits incurred totaled $2.1 million for the quarter and Health insurance commission expense was $1.6 million.

Specialty Lines

        In 2000, we began utilizing our licenses to write business for the benefit of reinsurance companies. In this segment, we enter into arrangements whereby we write targeted property-casualty insurance coverages and reinsure substantially all of the risks to reinsurers in exchange for fees. This business takes advantage of our certificates of authority granting us license to write insurance in many states. Income in this segment is generated on a fee-for-service basis primarily. Net premiums written for specialty lines were $1.5 million for the quarter ended March 31, 2001. Net premiums earned for specialty lines were $1.1 million for the quarter ended March 31, 2001. For the quarter ended March 31, 2001, the Company earned approximately $.8 million of fees.

Non-Standard

        In December 2000, we acquired a 52% economic interest in Instant Auto Insurance Holdings, Inc. Instant Auto operates as a non-standard insurance agency. Its principal revenue stream is agents’ fees and commissions. Fees and commissions totaled $.4 million for the three months ended March 31, 2001 as Instant Auto began executing its strategy of building its agency business.

Net Investment Income

        Net investment income increased by $8.6 million, or 123%, to $15.6 million for the quarter ended March 31, 2001, from $7.0 million for the quarter ended March 31, 2000. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.6% for the quarter ended March 31, 2001, compared with 6.57% for the quarter ended March 31, 2000. The increase in investment income is primarily attributable to an increase in average invested assets resulting from our acquisitions.

Federal Income Taxes

        Federal income taxes increased by $2.6 million to $1.8 million of expense for the quarter ended March 31, 2001 as a result of income in the current period compared to a loss in the prior period.

Liquidity and Capital Resources

        Vesta is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Insurance Group, a group of wholly owned insurance companies including Vesta Fire and a majority ownership in a life insurance holding company which includes American Founders Life Insurance Company. The insurance subsidiaries comprising the Vesta Group are individually supervised by various state insurance regulators. Vesta Fire and American Founders are our principal operating subsidiaries.

        Dividends and Management Fees

        The principal uses of funds at the holding company level are to pay operating expenses, principal and interest on outstanding indebtedness and deferrable capital securities and dividends to stockholders if declared by the Board of Directors. During the last three years, our insurance subsidiaries have produced operating results and paid dividends sufficient to fund our needs. Except for the regulatory restrictions described above, we are not aware of any demands or commitments of the insurance subsidiaries that would prevent them from paying dividends sufficient to meet our anticipated needs (including debt service) for at least the next twelve months. See, “Business—Regulation.”

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

        Each of these credit facilities mature on December 31, 2002. In addition, the credit agreements related to these facilities contain typical financial covenants which require us to maintain certain financial standards. As of March 31, 2001, none of credit line was available.

        Long Term Debt and Preferred Stock

        Annual distribution obligations for the Company’s long term debt and preferred stock outstanding at March 31, 2001 are as follows:

Security	Principal	Annual Interest Obligation
8.75% Senior Debentures due 2025	$87 million	$7.6 million
8.525% Deferrable Capital Securities due 2027	$29.8 million	$2.5 million
Subsidiary Preferred Stock	$7 million	$.5 million

Cash flows

        The principal sources of funds for our insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions and the purchase of investments. As is typical in the insurance industry, we collect cash in the form of premiums and invest that cash until claims are paid. Cash collected from premiums and cash paid for claims is included in cash flow from operations, while the cash impact from our investing activities is included in cash flow from investing activities. In periods such as 2001 and 2000, where we are exiting certain lines of business such as commercial lines and reinsurance assumed lines we are funding the payout of commercial and reinsurance assumed claims through the liquidation of invested assets, consistent with the historical insurance business model. However, this generates cash outflows from operations that can be misleading.

        On a consolidated basis, net cash used in operations for the three months ended March 31, 2001 and 2000, was $16.6 million and $43.7 million, respectively. Cash flow from operations was negative for the current quarter due to the continued payout of claims from our discontinued operations, the payout of standard-property casualty claims incurred in prior periods, and the timing of payment of certain payables and other operational items. Net cash provided by investing activities was $48.2 million and $72.6 million for the three months ended March 31, 2001 and 2000, respectively as we funded the discontinuance of the reinsurance assumed and commercial lines of business. We also utilized the excess cash generated by our investing activities in our financing activities. Net cash used in financing activities was $13.9 million and $33.0 million for the three month periods ending March 31, 2001 and 2000, respectively as we repurchased common stock in 2001 and repurchased outstanding debt in 2000.

Market Risk of Financial Instruments

        Vesta’s principal assets are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary risk exposures are interest rate risk on fixed maturity investments, mortgages and collateral loans and annuity liabilities and equity price risk for stocks. Vesta manages its exposure to market risk by selecting investment assets with characteristics such as duration, yield and liquidity to reflect the underlying characteristics of the related insurance.

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

PART II
Item 1. Legal Proceedings

Securities Litigation

        Subsequent to the filing of our quarterly report on Form 10-Q for the period ended March 31, 1998 with the U.S. Securities and Exchange Commission (“SEC” or “Commission”), we commenced an internal investigation to determine the exact scope and amount of certain reductions of reserves and overstatement of premium income in our reinsurance assumed business that had been recorded in the fourth quarter of 1997 and the first quarter of 1998. This investigation concluded that inappropriate amounts had, in fact, been recorded and we determined that we should restate our previously issued 1997 financial statements and first quarter 1998 Form 10-Q. Additionally, during our internal investigation we were advised by our then outside auditors that there was an error in the accounting methodology used to recognize earned premium income in our reinsurance business. We had historically reported certain assumed reinsurance premiums as earned in the year in which the related reinsurance contracts were entered even though the terms of those contracts frequently bridged two years. We determined that reinsurance premiums should be recognized as earned over the contract period and corrected the error in our accounting methodology by restating previously issued financial statements. On June 1, 1998 and June 29, 1998, we issued press releases, which were filed with the Commission, regarding the matters addressed in this section.

        We restated our previously issued financial statements for 1995, 1996, and 1997 and our first quarter 1998 Form 10-Q for the above items by issuance of a current report on Form 8-K dated August 19, 1998. These restatements resulted in a cumulative decrease to stockholders’ equity of approximately $75.2 million through March 31, 1998. Commencing in June 1998, we and several of our current and former officers and directors were named as defendants in several purported class action lawsuits filed in the United States District Court for the Northern District of Alabama. Several of our officers and directors also have been named in a derivative action lawsuit in the Circuit Court of Jefferson County, Alabama, in which Vesta is a nominal defendant. In addition, we received various inquiries and requests for information from various state departments of insurance and other regulatory authorities, including a subpoena issued to Vesta on August 24, 1998 by the 34 Commission as part of a formal, non-public order of investigation. We fully responded to such requests in 1998, and no further requests for information from Vesta have been made by the Commission.

        In March 1999, the actions filed in the United States District Court for the Northern District of Alabama were consolidated into a single action in that district and certified as a class action. Torchmark Corporation and KPMG Peat Marwick LLP, our outside auditor at the time, were added as additional defendants in the consolidated class action. The consolidated amended complaint alleges violations of certain federal securities laws and seeks unspecified but potentially substantial damages. The court has denied all motions to dismiss and the class action is presently in discovery, with a trial date set for November 5, 2001. We are vigorously defending this litigation but there is no assurance of its outcome. The parties have conducted settlement discussions, but have not been successful in reaching any resolution. The derivative case has been stayed and placed on the administrative docket.

        We have several layers of directors’ and officers’ liability insurance coverage (“D&O insurance”), the terms of which may cover all or a portion of the damages or settlement costs of the class action. These policies provide up to $100 million in D&O insurance to cover damages or settlement costs and an additional policy provides another layer of $10 million D&O insurance to cover any damages awarded by a court in these actions. Cincinnati Insurance Company (“Cincinnati”) issued the primary policy that provides the first $25 million of D&O insurance. Federal Insurance Company (The Chubb Group of Insurance Companies) issued an excess D&O insurance policy which provides coverage for the second $25 million in losses, if necessary. The balance of the coverage is provided by a group of insurers and was purchased after the class actions comprising the consolidated class action were filed. In September 1998, after these actions were filed, Cincinnati, which provides the primary insurance policy, filed a lawsuit in the United States District Court for the Northern District of Alabama seeking to rescind the policy and avoid the coverage. That action was dismissed for lack of subject matter jurisdiction, and we then filed an action against Cincinnati in the Circuit Court of Jefferson County, Alabama, to enforce the policy and to recover damages arising out of Cincinnati’s actions. Cincinnati filed an answer and counterclaim in that action, seeking to rescind the policy and avoid the coverage. This action is in the discovery stage and the outcome is uncertain. There is no assurance that the primary insurance coverage will ultimately be available for any damages or settlement costs incurred. The outcome of this litigation may also materially affect the availability of the excess policy issued by The Chubb Group. The damages sought by stockholder plaintiffs in the consolidated class action, either at trial or through settlement, may be substantial. If the damages or settlement costs incurred in connection with the consolidated class action and derivative action are ultimately determined not to be covered by our D&O insurance policies for any reason, we may incur a significant and material loss which could have a material and adverse impact on our financial condition and results of operation.

        The consolidated class action is in the discovery stage and the derivative action has been placed on the administrative docket. The ultimate outcome of these matters is uncertain. Accordingly, we have not currently set aside any financial reserves relating to any of the above-referenced actions.

Indemnification Agreements and Liability Insurance

        Pursuant to Delaware law and our Bylaws, we are obligated to indemnify our current and former officers and directors for certain liabilities arising from their employment with or services to Vesta, provided that their conduct complied with certain requirements. Pursuant to these obligations, we have agreed to advance costs of defense and other expenses on behalf of certain current and former officers and directors, subject to an undertaking from such individuals to repay any amounts advanced in the event a court determines that they are not entitled to indemnification.

Arbitration

        As discussed above, we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis by recording cumulative adjustments in Vesta Fire’s 1997 statutory financial statements. The impact of this 35 correction has been reflected in amounts ceded under our 20% whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled approximately $55.2 million as of March 31, 2001. We have collected approximately $48.5 million from the drawdown of collateral on hand.

        NRMA Insurance, Ltd. (“NRMA”), one of the participants in the 20% whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta has entered into a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We filed for arbitration against the other two participants in the treaty and all of these arbitrations are in their early stages. While management believes its interpretation of the treaty’s terms and computations based thereon are correct, these matters are in their early stages and their ultimate outcome cannot be determined at this time.

        During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from us. F&G Re is seeking to rescind the treaties and avoid its obligation. Under the terms of the two treaties, we believe we will be entitled to recoveries of approximately $28.2 million as losses mature from prior accident years. Vesta has recorded a reinsurance recoverable of approximately $28.2 million as of March 31, 2001 and December 31, 2000 related to these two treaties. This arbitration is in its early stage and the ultimate outcome cannot be determined at this time.

        A dispute has also arisen with CIGNA Property and Casualty Insurance Company (“CIGNA”) (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claims are due under the terms of the treaty. In addition, during the fourth quarter, the treaty was terminated on a cut-off basis. Vesta is seeking recoupment of all improper claims payments and excessive expense allocations and charges from CIGNA. This arbitration is in its early stages and the ultimate outcome cannot be determined at this time.

        If the amounts recoverable under the relevant treaties are ultimately determined to be materially less than the amounts that we have reported as recoverable, we may incur a significant, material, and adverse impact on our financial condition and results of operations.

Other Litigation

        Vesta, through its subsidiaries, is routinely a party to pending or threatened legal proceedings and arbitration relating to the regular conduct of its insurance business. These proceedings involve alleged breaches of contract, torts (including bad faith and fraud claims), and miscellaneous other specified relief. Based upon information presently available, and in light of legal and other defenses available to us and our subsidiaries, management does not consider liability from any threatened or pending litigation regarding routine matters to be material.

Item 2. Changes in Securities

        In the first quarter of 2001, we exchanged 379,918 shares of our common stock for $3.475 million liquidation amount of the 8.525% Deferrable Capital Securities in two separate transactions. At the time of each transaction, we delivered shares from our treasury having a market value (based on the five trading days preceding the closing date of each transaction) equal to 75% of the total liquidation amount of the 8.525% Deferrable Capital Securities exchanged. The transaction was not registered under the Securities Act of 1933 in reliance on the exemption afforded by Section 3(a)(9) thereof.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

a)   EXHIBITS

     None

b)   Reports on Form 8-K.

     Current reports were filed on Form 8-K on January 8, 2001, January 31, 2001, and March 5, 2001 in connection with the release of press releases.

Signatures

        Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned “hereunto duly authorized.

                                                                                                                          Vesta Insurance Group, Inc.

Date: May 14, 2001

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
                                                                                                                              (Principal Financial Officer)

Date: May 14, 2001

                                                                                                                               /s/     Hopson B. Nance

                                                                                                                                       Hopson B. Nance
                                                                                                                               Vice President and Controller
                                                                                                                              (Principal Accounting Officer)

[This Page Intentionally Left Blank]