Form 10-Q
period 2001-06-30
VESTA INSURANCE GROUP INC
filed 2001-08-13
CIK 911576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                          (Mark One)

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

The number of shares outstanding of the registrant's common stock,
$.01 par value, as of August 10, 2001
33,075,560

Vesta Insurance Group, Inc.
Index

Part I
Item 1. Financial Statements
Vesta Insurance Group, Inc.
Consolidated Balance Sheets
(amounts in thousands except share and per share data)

                                                                                 June 30,      December 31,
                                                                                   2001            2000
                                                                               -------------  ---------------
                                                                               (unaudited)
Assets:
  Investments:
  Fixed maturities available for sale - at fair value
      (cost:  2001 - $776,331;  2000 - $795,118)                                $ 789,952        $ 798,205
  Equity securities--at fair value:(cost: 2001-$24,507; 2000- $30,221)             24,965           31,285
  Mortgage and collateral loans                                                    56,901           63,060
  Policy loans                                                                     62,996           61,413
  Short-term investments                                                           43,632           22,586
  Other invested assets                                                            37,791           29,343
                                                                               -------------  ---------------
            Total investments                                                   1,016,237        1,005,892
  Cash                                                                             76,328           13,374
  Accrued investment income                                                        18,668           17,017
  Premiums in course of collection (net of allowances for losses
       of $4,106 in 2001 and $3,937 in 2000)                                       42,224           23,882
  Reinsurance balances receivable                                                 350,294          353,949
  Reinsurance recoverable on paid losses                                           68,680           57,325
  Deferred policy acquisition costs                                                50,952           45,954
  Deferred income taxes                                                            17,902           22,457
  Other assets                                                                    143,232           82,149
                                                                               -------------  ---------------
            Total assets                                                      $ 1,784,517      $ 1,621,999
                                                                               =============  ===============

Liabilities:
  Policy liabilities                                                            $ 664,137        $ 660,284
  Losses and loss adjustment expenses                                             250,614          263,689
  Unearned premiums                                                               138,804          104,755
  Federal Home Loan Bank advances                                                 167,780          150,691
  Short term debt                                                                   5,000            5,000
  Long term debt                                                                   86,428           86,419
  Other liabilities                                                               164,214          102,825
                                                                               -------------  ---------------
            Total liabilities                                                   1,476,977        1,373,663

Commitments and contingencies: See Note B

Deferrable Capital Securities                                                      29,750           33,225

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, issued:
       2001 - 0 and 2000 - 2,950,000                                                                    30
  Common stock, $.01 par value, 100,000,000 shares authorized,  issued:
       2001 - 33,489,322 and 2000 - 18,964,322                                        306              190
  Additional paid-in capital                                                      214,423          167,382
  Accumulated other comprehensive income, net of  tax expense
       of $4,019 and $1,453  in 2001 and 2000, respectively                         7,464            2,698
  Retained earnings                                                                66,938           57,643
  Treasury stock (413,762 shares and 166,294 shares at cost
       at June 30, 2001 and December 31, 2000, respectively)                       (3,346)          (5,865)
  Unearned stock                                                                   (7,995)          (6,967)
                                                                               -------------  ---------------
            Total stockholders' equity                                            277,790          215,111
                                                                               -------------  ---------------
            Total liabilities, deferrable capital securities
              and stockholders' equity                                        $ 1,784,517      $ 1,621,999
                                                                               =============  ===============

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Consolidated Statements of Income and Comprehensive Income
Statements of Income
(amounts in thousands except per share data)

                                                                              Three months ended            Six months ended
                                                                             June 30,                     June 30,
                                                                             2001           2000          2001           2000
                                                                          ------------   ------------  ------------   ------------
                                                                          (unaudited)                  (unaudited)
Revenues:
  Net premiums written                                                     $ 74,255       $ 55,896      $135,467       $105,023
  Change in unearned premiums                                                   (64)        (3,758)        4,119          3,680
                                                                          ------------   ------------  ------------   ------------
  Net premiums earned                                                        74,191         52,138       139,586        108,703
  Policy fees                                                                 1,728            239         2,981            239
  Net investment income                                                      17,110          5,258        32,713         12,261
  Realized gains                                                              2,522             --         4,228             --
  Other                                                                       2,596          1,085         4,742          1,412
                                                                          ------------   ------------  ------------   ------------
     Total revenues                                                          98,147         58,720       184,250        122,615
Expenses:
  Policyholder benefits                                                       8,938             --        16,995             --
  Losses and loss adjustment expenses incurred                               39,071         25,815        77,772         65,594
  Policy acquisition expenses                                                16,975         11,994        31,377         24,437
  Operating expenses                                                         15,236          8,941        29,889         18,926
  Interest on debt                                                            4,487          2,763         9,145          6,166
  Goodwill and other intangible amortization                                    969            603         1,495            754
                                                                          ------------   ------------  ------------   ------------
     Total expenses                                                          85,676         50,116       166,673        115,877
Income from continuing operations before taxes, minority interest,
   and deferrable capital securities                                         12,471          8,604        17,577          6,738
Income tax expense                                                            4,341          2,961         6,186          2,184
Minority interest, net of tax                                                   532             --           780             --
Deferrable capital security distributions, net of tax                           383            571           766          1,142
                                                                          ------------   ------------  ------------   ------------
Net Income from continuing operations                                         7,215          5,072         9,845          3,412
Income (loss) from discontinued operations, net of tax                         (163)        (2,833)         (158)         1,080
Extraordinary gain on debt extinguishments, net of tax                           --            683            --          5,250
                                                                          ------------   ------------  ------------   ------------
      Net income                                                              7,052          2,922         9,687          9,742
Preferred stock dividend                                                         --           (563)         (163)        (1,126)
Gain on redemption of preferred securities, net of tax                           --             --           565             --
                                                                          ------------   ------------  ------------   ------------
Net income available to common shareholders                                 $ 7,052        $ 2,359      $ 10,089        $ 8,616
                                                                          ============   ============  ============   ============
Net income from continuing operations per share - Basic                      $ 0.30         $ 0.28        $ 0.46         $ 0.19
                                                                          ============   ============  ============   ============
Net income available to common shareholders per share - Basic                $ 0.30         $ 0.13        $ 0.47         $ 0.47
                                                                          ============   ============  ============   ============
Net income from continuing operations per share - Diluted                    $ 0.30         $ 0.21        $ 0.43         $ 0.14
                                                                          ============   ============  ============   ============
Net income available to common shareholders per share - Diluted              $ 0.29         $ 0.12        $ 0.45         $ 0.40
                                                                          ============   ============  ============   ============

                     Statements of Comprehensive Income
Net income                                                                  $ 7,052        $ 2,922       $ 9,687        $ 9,742
Other comprehensive income, net of tax:
    Unrealized holding gains on available-for-sale securities
      net of tax expense of $2,380, $294, $4,046 and $1,050, respectively.    4,420            547         7,514          1,951
    Less realized gains on available-for-sale securities net of
      tax expense of $883 and $1,480, respectively.                           1,639             --         2,748             --
                                                                          ------------   ------------  ------------   ------------
                                                                              2,781            547         4,766          1,951
Gain on extinuishment of preferred securities, net of tax expense of $305                                    565
                                                                          ------------   ------------  ------------   ------------
Comprehensive income                                                        $ 9,833        $ 3,469      $ 15,018       $ 11,693
                                                                          ============   ============  ============   ============

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

                                                                               Six months ended June 30,
                                                                                2001            2000
                                                                             ------------   --------------
                                                                             (unaudited)
Operating Activities:
  Net income                                                                   $ 9,687          $ 9,742
  Adjustments to reconcile net income to cash used in operations
     Changes in:
     Loss and LAE reserves, and future policy liabilities                      (36,700)         (78,380)
     Unearned premium reserves                                                  (1,766)         (17,883)
     Reinsurance balances receivable                                            17,795           26,391
     Premiums in course of collection                                          (15,368)          18,997
     Reinsurance recoverable on paid losses                                    (11,355)           6,639
     Other assets and liabilities                                               16,779          (12,284)
  Policy acquisition costs deferred                                             31,478          (10,967)
  Policy acquisition costs amortized                                           (31,377)          17,799
  Realized gains                                                                (4,228)              --
  Amortization and depreciation                                                  4,347            2,753
  Extraordinary gain                                                                --           (5,250)
                                                                             ------------   --------------
         Net cash used in operations                                           (20,708)         (42,443)

Investing Activities:
  Investments sold, matured, and called:
     Fixed maturities available for sale                                       221,900           61,439
  Investments acquired:
     Fixed maturities available for sale                                      (159,860)         (18,178)
     Equity securities                                                         (10,376)              --
     Other invested assets                                                      (8,448)              --
  Net cash paid for acquisition                                                     --           (4,634)
  Net (increase) decrease in short-term investments                            (14,178)          72,839
  Additions to property and equipment                                           (3,554)          (1,591)
                                                                             ------------   --------------
         Net cash provided from investing activities                            25,484          109,875

Financing Activities:
  Net change in FHLB borrowings                                                 16,336               --
  Net deposits and withdrawals to (from) insurance liabilities                  (2,732)              --
  Retirement of long term debt and  preferred securities                            --          (47,967)
  Issuance of common stock                                                      96,381           21,263
  Acquisition of common stock                                                  (50,788)         (23,625)
  Dividends paid                                                                (1,019)          (1,021)
                                                                             ------------   --------------
         Net cash provided by (used in) financing activities                    58,178          (51,350)
Increase in cash                                                                62,954           16,082
Cash at beginning of period                                                     13,374           17,677
                                                                             ------------   --------------
Cash at end of period                                                         $ 76,328         $ 33,759
                                                                             ============   ==============

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

        Reclassifications: Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders’ equity or net income during the periods involved.

        New Accounting Standards: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 142 supercedes Accounting Principles Board Opinion 17, Intangible Assets, and addresses how intangible assets acquired individually or within a group of other assets are accounted for in financial statements upon their acquisition. Statement 142 is effective for fiscal years beginning after December 15, 2001.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141). Statement 141 requires the use of the purchase method for all business combinations. Statement 141 is effective for all business combinations occurring after June 30, 2001.

        The Company is currently evaluating the impact of these statements on our operating results and financial condition.

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

        Change in compensation plan: Effective June 30, the Board of Directors approved a change to the Executive Officer Incentive Compensation Plan such that Messrs. Gayle, Tait, and Thornton agreed to accept 1.25 million shares of restricted stock and a $5.0 million loan as satisfaction of Vesta’s obligations under the terms of the plan. The restrictions on the stock award and the loan repayments are lifted over a 10 year vesting period in accordance with the terms of the plan.

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

        Reconciliation of income available to common shareholders and average shares outstanding for the six months ending June 30, 2001 and 2000 and the three months ending June 30, 2001 and 2000 are as follows:

                                                                Six months ended June 30,
                                                                 2001             2000
                                                            ----------------  --------------
Net income available to common shareholders                        $ 10,089         $ 8,616
Preferred stock dividends on convertible preferred stock                163           1,126
                                                            ----------------  --------------
Adjusted net income available to common shareholders               $ 10,252         $ 9,742
                                                            ================  ==============

Weighted average shares outstanding-basic (1)                        21,334          18,387
Stock options and restricted stock                                      452             234
Weighted average convertible preferred stock (1)                        945           5,900
                                                            ----------------  --------------
Weighted average shares outstanding-diluted (1)                      22,731          24,521
                                                            ================  ==============

                                                                Three months ended June 30,
                                                                 2001             2000
                                                            ---------------- ---------------
Net income available to common shareholders                         $ 7,052         $ 2,359
Preferred stock dividends on convertible preferred stock                 --             563
                                                            ---------------- ---------------
Adjusted net income available to common shareholders                $ 7,052         $ 2,922
                                                            ================ ===============

Weighted average shares outstanding-basic (1)                        23,784          18,099
Stock options and restricted stock                                      498             250
Weighted average convertible preferred stock (1)                         --           5,900
                                                            ---------------- ---------------
Weighted average shares outstanding-diluted (1)                      24,282          24,249
                                                            ================ ===============
(1) Reflects weighted averages. At June 30, 2001, Vesta had 33.1 million shares outstanding and zero shares of convertible preferred stock outstanding. Weighted average shares outstanding for earnings per share purposes do not include shares held by the Agent’s Stock Incentive Plan Trust that have not been allocated to participants, and shares issued as restricted stock that represent unearned amounts.

Earnings per share for discontinued operations and extraordinary gains for the three and six months ended June 30, 2001 and 2000 are as follows:

                                              2001                            2000
                                     3 month        6 month         3 month        6 month
                                   ------------  -------------    -------------  ------------
Basic Earnings per share:
    Discontinued Operations            $ (0.01)       $ (0.01)         $ (0.02)       $ 0.06
    Extraordinary Gain                      --             --           $ 0.04        $ 0.29
Diluted Earnings per share:
    Discontinued Operations            $ (0.01)       $ (0.01)          $ 0.01        $ 0.04
    Extraordinary Gain                      --             --           $ 0.03        $ 0.21

Note B—Commitments and Contingencies

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

        We restated our previously-issued financial statements for 1995, 1996, and 1997 and our first quarter 1998 Form 10-Q for the above items by issuance of a current report on Form 8-K dated August 19, 1998. These restatements resulted in a cumulative decrease to stockholders’ equity of approximately $75.2 million through March 31, 1998. Commencing in June 1998, we and several of our current and former officers and directors were named as defendants in several purported class action lawsuits filed in the United States District Court for the Northern District of Alabama. Several of our officers and directors also have been named in a derivative action lawsuit in the Circuit Court of Jefferson County, Alabama, in which Vesta is a nominal defendant. In addition, we received various inquiries and requests for information from various state departments of insurance and other regulatory authorities, including a subpoena issued to Vesta on August 24, 1998 by the Commission as part of a formal, non-public order of investigation. We fully responded to such requests in 1998, and no further requests for information from Vesta have been made by the Commission.

        In March 1999, the actions filed in the United States District Court for the Northern District of Alabama were consolidated into a single action in that district and certified as a class action. Torchmark Corporation and KPMG Peat Marwick LLP, our outside auditor at the time, were added as additional defendants in the consolidated class action. The consolidated amended complaint alleges violations of certain federal securities laws and seeks unspecified but potentially substantial damages. The court has denied all motions to dismiss and the class action is presently in discovery, with a trial date set for November 5, 2001. We are vigorously defending this litigation but there is no assurance of its outcome. The parties have conducted settlement discussions, but have not been successful in reaching any resolution to date. The derivative case has been stayed and placed on the administrative docket.

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

        The consolidated class action is in the discovery stage with a current trial date of November 5, 2001 and the derivative action has been placed on the administrative docket. The ultimate outcome of these matters is uncertain. Accordingly, we have not currently set aside any financial reserves relating to any of the above-referenced actions.

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

   Arbitration

        As discussed above, we corrected our accounting for assumed reinsurance business through restatement of our previously-issued financial statements. Similar corrections were made on a statutory accounting basis by recording cumulative adjustments in Vesta Fire’s 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20% whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled approximately $55.2 million as of June 30, 2001. We have collected approximately $48.5 million from the drawdown of collateral on hand.

        NRMA Insurance, Ltd. (“NRMA”), one of the participants in the 20% whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We filed for arbitration against the other two participants in the treaty and all of these arbitrations are in their discovery stages. While management believes its interpretation of the treaty’s terms and computations based thereon are correct, the ultimate outcome of these arbitrations is uncertain and their ultimate outcome cannot be determined at this time.

        During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from us. F&G Re is seeking to rescind the treaties and avoid its obligation. Under the terms of the two treaties, we believe we will be entitled to recoveries of approximately $28.2 million as losses mature from prior accident years. Vesta has recorded a reinsurance recoverable of approximately $28.2 million as of June 30, 2001 and December 31, 2000 related to these two treaties. This arbitration is in its early stage and the ultimate outcome cannot be determined at this time.

        We are in arbitration with CIGNA Property and Casualty Insurance Company (“CIGNA”) (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claims are due under the terms of the treaty. In addition, during the fourth quarter, the treaty was terminated on a cut-off basis. Vesta is seeking recoupment of all improper claims payments and excessive expense allocations and charges from CIGNA. This arbitration is in the discovery stage and the ultimate outcome cannot be determined at this time.

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

Note C—Segment Information

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

        A brief description of each segment is as follows:

Standard Property-Casualty

        The standard property-casualty segment primarily consists of the marketing and distribution of personal lines products including Homeowners and Personal Auto coverages. Vesta’s products are distributed through approximately 1,900 independent agencies in 24 states. Our personal auto line targets drivers over age thirty-five with above average driving records and our homeowners products cover the full range of homes.

Life and Health Insurance

        On June 30, 2000, we entered the life and annuity business through a 71% investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas and we entered the health insurance business through the acquisition of Aegis Financial Corporation in December 2000. American Founders and Aegis have approximately $2.2 billion (face value) of life and annuity products in force and $22.5 million of health insurance premiums in force at June 30, 2001. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products through independent agents throughout the majority of the United States. Aegis Financial markets health insurance through captive agents throughout the United States.

Specialty Lines

        In 2000, we began utilizing our licences to write business for the benefit of certain reinsurance companies. In this segment, we enter into arrangements whereby we write targeted property-casualty insurance coverages and reinsure substantially all of the risks to reinsurers in exchange for fees. This business takes advantage of our certificates of authority granting us license to write insurance in many states. Income in this segment is primarily generated on a fee-for-service basis.

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

        A summary of segment results for the six months ended June 30, 2001 and 2000 is as follows:

2001
                                                    Standard      Life and
                                                    Property       Health        Specialty                        Corporate
                                                    Casualty      Insurance        Lines        Non-Standard      and Other
                                                   ------------   ------------   -----------    ------------   ------------
                                                                                (in thousands)
Revenues:
    Premiums earned                                   $121,553        $ 14,947       $ 3,086
    Net investment income                                   --          21,790            --           $ 260       $ 10,663
    Policy fees                                          1,031           1,950            --              --             --
    Realized gains                                          --           1,398            --              --          2,830
    Other                                                  420             235         1,804             798          1,485
                                                   ------------   -------------  ------------   -------------   ------------
           Total revenues                              123,004          40,320         4,890           1,058         14,978
Expenses:
    Loss, LAE and policyholder benefits                 75,475          16,995         2,297              --             --
    Policy acquisition costs                            26,577           4,157           643              --             --
    Operating expenses                                  14,405           6,567           157           2,827          5,933
    Interest on debt                                        --           4,628            --              --          4,517
    Goodwill and other intangible amortization              --              --            --              --          1,495
                                                   ------------   -------------  ------------   -------------   ------------
           Total expenses                              116,457          32,347         3,097           2,827         11,945

Pre-tax income (loss) from continuing operations       $ 6,547         $ 7,973       $ 1,793        $ (1,769)       $ 3,033
                                                   ============   =============  ============   =============   ============
Operating segment assets:
    Investments and other assets                      $333,458       $ 925,653      $ 11,493        $ 24,135      $ 353,719
    Deferred acquisition costs                          32,140           1,573           253              --             --
                                                   ------------   -------------  ------------   -------------   ------------
                                                      $365,598       $ 927,226      $ 11,746        $ 24,135      $ 353,719
                                                   ============   =============  ============   =============   ============

2000
                                                    Standard       Life and
                                                    Property        Health        Specialty                          Corporate
                                                    Casualty       Insurance        Lines         Non-Standard       and Other
                                                   ------------  -------------   -------------    ------------       ----------
                                                                        (in thousands)
Revenues:
    Premiums earned                                 $108,703              --             --            --
    Net investment income                                 --              --             --            --            $ 12,261
    Policy fees                                          239              --             --            --                 --
    Realized losses                                       --              --             --            --                 --
    Other                                                 --              --             --            --               1,412
                                                 ------------    ------------   ------------     ------------      ----------
                Total revenues                       108,942              --             --            --              13,673
Expenses:
    Loss, LAE and policyholder benefits               65,594              --             --            --                 --
    Policy acquisition costs                          24,437              --             --            --                 --
    Operating expenses                                13,127              --             --            --               5,799
    Interest on debt                                      --              --             --            --               6,166
    Goodwill and other intangible amortization            --              --             --            --                 754
                                                 ------------    -------------   ------------    ------------       ----------
                Total expenses                       103,158              --             --            --              12,719

Pre-tax income (loss) from continuing operations     $ 5,784              --             --            --               $ 954
                                                 ============   ==============   ============    ============      ==========
Operating segment assets:
    Investments and other assets                    $268,517       $ 697,223             --            --           $ 340,090
    Deferred acquisition costs                        27,784          32,713             --            --               --
                                                   ------------ ---------------  ------------    ------------     -----------
                                                    $296,301       $ 729,936                                        $ 340,090
                                                   ============ ===============  ============    ============     ===========

Note D—Stock Transactions

        In the first quarter of 2001, we engaged in a number of stock transactions. On January 20, 2001, we issued approximately 380,000 shares of common stock in exchange for $3.475 million face amount of Deferrable Capital Securities. On January 26, 2001, the holders of our Series A Convertible Preferred Stock converted their shares into 5.9 million shares of common stock pursuant to their original conversion terms. We repurchased that common stock for approximately $47.2 million. In separate transactions, we sold 5.5 million shares of common stock to a number of investors for approximately $32.3 million. These transactions and other transactions resulted in Vesta repurchasing 6.4 million shares of its common stock for approximately $50.8 million and issuing 5.9 million shares of its common stock for approximately $32.3 million of cash and $3.475 million face amount of Deferrable Capital Securities.

        In the second quarter of 2001, we engaged in a follow-on offering of our common stock. We sold 8.625 million shares of common stock for approximately $64.0 million after expenses.

Note E—Acquisition of Florida Select Insurance Holdings, Inc.

        Effective April 1, 2001, we acquired Florida Select Insurance Holdings Inc, the parent company of Florida Select Insurance Company. Florida Select is the 8th largest residential homeowners insurer in the State of Florida with approximately $140.0 million of assets and $60.0 of annual gross written premium. The transaction has been accounted for as a purchase. Summarized below is a preliminary allocation of assets and liabilities acquired and the consolidated results of operations for the six-month periods ended June 30, 2001 and 2000 on an unaudited pro forma basis as if the acquisition had occurred as of January 1, 2000. The pro forma information is based on our consolidated results of operations for the six-months ended June 30, 2001 and 2000 and on data provided by the acquired company, after giving effect to certain pro-forma adjustments, including the issuance of 8.625 million shares of common stock. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

        Assets and liabilities acquired (in thousands except per share amounts and unaudited):

Assets acquired:
     Invested assets                  $ 56,707
     Cash                               20,764
     Other assets                       27,107
     Goodwill                           35,288
                                  -------------
          Total assets                 139,866

Liabilities acquired:
     Loss and LAE reserves              22,019
     Unearned premiums                  35,100
     Other liabilities                  16,334
                                  -------------
                                        73,453

        Pro forma consolidated results of operations are as follows: (unaudited)

                                                                   Six months ended June 30,
                                                                     2001            2000
                                                               --------------  --------------
Total revenues                                                     $ 200,831       $ 149,199
Income available to common shareholders                               13,889          13,137
Income available to common shareholders per share - basic             $ 0.46          $ 0.49
Income available to common shareholders per share - diluted           $ 0.45          $ 0.43

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        Vesta writes insurance on selected personal lines risks only. Our Standard-Property Casualty writings are balanced between risks of property damage (faster determination of ultimate loss but highly unpredictable) and casualty exposure (more predictable but takes longer to determine the ultimate loss). We also write life, annuity, and health insurance business. Additionally, we are actively involved in the writing of insurance on our policies for the benefit of reinsurance companies, commonly referred to as servicing carrier or fronting, which generates fee-for-service income.

        Our revenues from operations are derived primarily from net premiums earned on risks written by our insurance subsidiaries, investment income and investment gains or losses. Our expenses consist primarily of payments for claims and underwriting expenses, including agents’ commissions and operating expenses.

Comparison of Second Quarter 2001 to Second Quarter 2000

        Income available to common shareholders increased by $4.7 million, or 195.8% to $7.1 million for the quarter ended June 30, 2001, from $2.4 million for the quarter ended June 30, 2000. On a diluted per share basis, income available to common shareholders for the second quarter of 2001 was $0.29 per share versus net income of $0.12 per share for the second quarter of 2000. The increase in income available to common shareholders is primarily attributable to improved underwriting results from our standard property-casualty segments and the positive contributions to income of our new business segments entered into since the prior year period, each of which is discussed below.

Standard Property-Casualty

        Net premiums written for standard property-casualty lines increased by $8.9 million, or 16.0%, to $64.8 million for the quarter ended June 30, 2001, from $55.9 million for the quarter ended June 30, 2000. Net premiums earned for standard property-casualty lines increased $12.6 million, or 24.2% to $64.7 million for the quarter ended June 30, 2001, from $52.1million for the quarter ended June 30, 2000. The increase in net premiums written and net premiums earned are primarily attributable to the acquisition of Florida Select, continued rollover from other segments of certain policies acquired in prior years, and an increase in new policy applications.

        Loss and loss adjustment expenses (“LAE”) for standard property-casualty lines increased by $ 11.8 million, or 45.7%, to $37.6 million for the quarter ended June 30, 2001, from $25.8 million for the quarter ended June 30, 2000. The loss and LAE ratio for property-casualty lines for the quarter ended June 30, 2001 was 58.1% as compared to 49.5% at June 30, 2000. The increase in the loss and LAE incurred and the loss and LAE ratio is primarily attributable to estimated salvage and subrogation recoverables recorded in the prior period, offset by improved underwriting results in the current period..

        Policy acquisition expenses remained flat for the quarter-to-quarter comparison, consistent with earned premium. Operating expenses increased by $1.5 million, or 23.1% to $8.0 million for the quarter ended June 30, 2001, from $6.5 million for the quarter ended June 30, 2000, due to the acquisition of Florida Select.

Life and Health Insurance

        In June, 2000, we entered the life and annuity business through a 71% investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas and we entered the health insurance business through the acquisition of Aegis Financial Corporation, a holding company for two life and health insurance companies domiciled in Texas, in December, 2000. American Founders and Aegis have approximately $2.2 billion (face value) of life and annuity products in force and $22.5 million of health insurance premiums in force at June 30, 2001. Life insurance premiums and policy fees were $3.5 million for the quarter ended June 30, 2001 compared to zero for the comparable prior period due to the acquisition of American Founders on June 30, 2000 and Aegis in December 2000. Health insurance premiums totaled $5.1 million for the quarter ended June 30, 2001 versus zero for the comparable prior period. Health insurance benefits incurred totaled $2.7 million for the quarter and health insurance commission expense was $1.3 million.

Specialty Lines

        In 2000, we began utilizing our licenses to write business for the benefit of reinsurance companies. In this segment, we enter into arrangements whereby we write targeted property-casualty insurance coverages and reinsure substantially all of the risks to reinsurers in exchange for fees. This business takes advantage of our certificates of authority granting us license to write insurance in many states. Income in this segment is primarily generated on a fee-for-service basis. For the quarter ended June30, 2001, this segment reported break even underwriting results on net premiums written of $2.0 million and net premiums earned of $2.0 million. Additionally, we earned approximately $1.0 million of fees for the quarter ended June 30, 2001.

Non-Standard

        In December 2000, we acquired a 52% economic interest in Instant Auto Insurance Holdings, Inc. Instant Auto operates as a non-standard insurance agency. Its principal revenue stream is agents’ fees and commissions. Fees and commissions totaled $.5 million for the three months ended June 30, 2001 as Instant Auto began executing its strategy of building its agency business.

Net Investment Income

        Net investment income increased by $.7 million, or 13.2%, to $6.0 million for the quarter ended June 30, 2001, from $5.3 million for the quarter ended June 30, 2000. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.7% for the quarter ended June 30, 2001, compared with 6.0% for the quarter ended June 30, 2000. The increase in investment income is primarily attributable to an increase in average invested assets resulting from our acquisitions, particularly American Founders.

Federal Income Taxes

        Federal income taxes increased by $1.3 million to $4.3 million of expense for the quarter ended June 30, 2001 as a result of more income in the current period compared to the prior period.

Comparison of Six Months Ended June 30, 2001 with Six Months Ended June 30, 2000

        Income available to common shareholders increased by $1.5 million, or 17.4% to $10.1 million for the six months ended June 30, 2001, from $8.6 million for the six months ended June 30, 2000. On a diluted per share basis, income available to common shareholders for the six months ended June 30, 2001 was $.45 per share versus income of available to common shareholders of $.40 per share for the corresponding period of 2000. The increase in income available to common shareholders is primarily attributable to improved underwriting results from our standard property-casualty segments and the impact of acquisition and new lines of business entered into since the prior year period.

Standard Property-Casualty

        Net premiums written for standard property-casualty lines increased by $30.5 million, or 29.0%, to $135.5 million for the six months ended June 30, 2001, from $105.0 million for the six months ended June 30, 2000. Net premiums earned for standard property-casualty lines increased $30.9 million, or 29.4% to $139.6 million for the six months ended June 30, 2001, from $108.7 million for the six months ended June 30, 2000. The increase in net premiums written and net premiums earned are primarily attributable to the acquisition of Florida Select, the continued rollover from other segments of certain policies acquired in prior years, and an increase in new policy applications.

        Loss and loss adjustment expenses (“LAE”) for standard property-casualty lines increased by $9.9 million, or 15.1%, to $75.5 million for the six months ended June 30, 2001, from $65.6 million for the corresponding period ended June 30, 2000. The loss and LAE ratio for property-casualty lines for the six months ended June 30, 2001 was 61.5% as compared to 60.2% at June 30, 2000. The increase in the loss and LAE incurred and the loss and LAE ratio is primarily attributable to an increased in earned premium, estimated salvage and subrogation recoverable recorded in the prior year, partially offset by improved underwriting results.

        Policy acquisition expenses increased for the period-to-period comparison, consistent with earned premium. Operating expenses increased by $1.3 million, or 9.9% to $14.4 million for the six months ended June 30, 2001, from $13.1 million for the six months ended June 30, 2000, due to increased expenses related to Florida Select.

Life and Health Insurance

        In June, 2000, we entered the life and annuity business through a 71% investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas and we entered the health insurance business through the acquisition of Aegis Financial Corporation, a holding company for two life and health insurance companies domiciled in Texas, in December, 2000. American Founders and Aegis have approximately $2.2 billion (face value) of life and annuity products in force and $22.5 million of health insurance premiums in force at June 30, 2001. Life insurance premiums and policy fees were $6.6 million for the six months ended June 30, 2001 compared to zero for the comparable prior period due to the acquisition of American Founders on June 30, 2000 and Aegis in December 2000. Health insurance premiums totaled $10.3 million for the six months ended June 30, 2001 versus zero for the comparable prior period. Health insurance benefits incurred totaled $5.8 million for the six months and Health insurance commission expense was $2.5 million.

Specialty Lines

        In 2000, we began utilizing our licenses to write business for the benefit of reinsurance companies. In this segment, we enter into arrangements whereby we write targeted property-casualty insurance coverages and reinsure substantially all of the risks to reinsurers in exchange for fees. This business takes advantage of our certificates of authority granting us license to write insurance in many states. Income in this segment is primarily generated on a fee-for-service basis. For the six months ended June 30, 2001, the segment reported breakeven underwriting results on net premiums written of $3.5 million and net premiums earned of $3.1 million. Additionally, we earned approximately $1.8 million of fees for the six months ended June 30, 2001.

Non-Standard

        In December 2000, we acquired a 52% economic interest in Instant Auto Insurance Holdings, Inc. Instant Auto operates as a non-standard insurance agency. Its principal revenue stream is agents’ fees and commissions. Fees and commissions totaled $.8 million for the six months ended June 30, 2001 as Instant Auto began executing its strategy of building its agency business.

Net Investment Income

        Net investment income increased by $20.4 million, or 165.9%, to $32.7 million for the six months ended June 30, 2001, from $12.3 million for the six months ended June 30, 2000. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.5% for the six months ended June 30, 2001, compared with 5.9% for the six months ended June 30, 2000. The increase in investment income is primarily attributable to an increase in average invested assets resulting from our acquisitions, particularly American Founders.

Federal Income Taxes

        Federal income taxes increased by $4.0 million to $6.2 million of expense for the six months ended June 30, 2001 as a result of more income in the current period compared to the prior period.

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

Dividends and Management Fees

        The principal uses of funds at the holding company level are to pay operating expenses, principal and interest on outstanding indebtedness and deferrable capital securities and dividends to stockholders if declared by the Board of Directors. During the last three years, our insurance subsidiaries have produced operating results and paid management fees and dividends sufficient to fund our needs. As a holding company with no other business operations, we rely primarily on fees generated by our management agreement with our insurance subsidiaries and dividend payments from Vesta Fire to meet our cash requirements (including our debt service) and to pay dividends to our stockholders

        Transactions between Vesta and its insurance subsidiaries, including the payment of dividends and management fees to Vesta by such subsidiaries, are subject to certain limitations under the insurance laws of those subsidiaries’ domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. Except for the regulatory restrictions described above, we are not aware of any demands or commitments of the insurance subsidiaries that would prevent them from paying dividends sufficient to meet our anticipated needs (including debt service) for at least the next twelve months. See, “Business—Regulation.”

Credit Facilities

        On March 3, 2000, we established a revolving credit facility with First Commercial Bank, Birmingham, Alabama (“First Commercial”). In May, 2001 we increased the amounts available and increased the term of the credit facility to the following:

  a $15 million unsecured line which bears interest at First Commercial's prime rate +1/4%;
  an additional $15 million line which bears interest at First Commercial's prime rate, secured by a pledge of the management contract between our wholly owned management company, J. Gordon Gaines, Inc., and our operating insurance subsidiaries.

        Each of these credit facilities mature on December 31, 2002. In addition, the credit agreements related to these facilities contain typical financial covenants which require us to maintain certain financial standards. As of June 30, 2001, $25.0 million of credit line was available.

   Long Term Debt and Preferred Stock

        Annual distribution obligations for the Company’s long-term debt and preferred stock outstanding at June 30, 2001 are as follows:

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

        On a consolidated basis, net cash used in operations for the six months ended June 30, 2001 and 2000, was $20.7 million and $42.4 million, respectively. Cash flow from operations was negative for the current period due to the continued payout of claims from our discontinued operations, the payout of standard-property casualty claims incurred in prior periods, and the timing of payment of certain payables and other operational items. Net cash provided by investing activities was $25.5 million and $109.9 million for the six months ended June 30, 2001 and 2000, respectively as we funded the discontinuance of the reinsurance assumed and commercial lines of business. Net cash provided by (used in) financing activities was $ 58.2 million and $(51.4) million for the six month periods ending June 30, 2001 and 2000, respectively as we engaged in a number of stock transactions in the six month period ended June 30, 2001 including the issuance of 8.625 million shares of stock in a follow on offering for approximately $64.0 million, net of underwriting discount and expenses and repurchased outstanding debt in the six month period ending June 30, 2000.

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

Special Note Regarding Forward-Looking Statements

        Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

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

        We restated our previously-issued financial statements for 1995, 1996, and 1997 and our first quarter 1998 Form 10-Q for the above items by issuance of a current report on Form 8-K dated August 19, 1998. These restatements resulted in a cumulative decrease to stockholders’ equity of approximately $75.2 million through March 31, 1998. Commencing in June 1998, we and several of our current and former officers and directors were named as defendants in several purported class action lawsuits filed in the United States District Court for the Northern District of Alabama. Several of our officers and directors also have been named in a derivative action lawsuit in the Circuit Court of Jefferson County, Alabama, in which Vesta is a nominal defendant. In addition, we received various inquiries and requests for information from various state departments of insurance and other regulatory authorities, including a subpoena issued to Vesta on August 24, 1998 by the Commission as part of a formal, non-public order of investigation. We fully responded to such requests in 1998, and no further requests for information from Vesta have been made by the Commission.

        In March 1999, the actions filed in the United States District Court for the Northern District of Alabama were consolidated into a single action in that district and certified as a class action. Torchmark Corporation and KPMG Peat Marwick LLP, our outside auditor at the time, were added as additional defendants in the consolidated class action. The consolidated amended complaint alleges violations of certain federal securities laws and seeks unspecified but potentially substantial damages. The court has denied all motions to dismiss and the class action is presently in discovery, with a trial date set for November 5, 2001. We are vigorously defending this litigation but there is no assurance of its outcome. The parties have conducted settlement discussions, but have not been successful in reaching any resolution to date. The derivative case has been stayed and placed on the administrative docket.

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

        The consolidated class action is in the discovery stage with a current trial date of November 5, 2001 and the derivative action has been placed on the administrative docket. The ultimate outcome of these matters is uncertain. Accordingly, we have not currently set aside any financial reserves relating to any of the above-referenced actions.

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

Arbitration

        As discussed above, we corrected our accounting for assumed reinsurance business through restatement of our previously-issued financial statements. Similar corrections were made on a statutory accounting basis by recording cumulative adjustments in Vesta Fire’s 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20% whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled approximately $55.2 million as of June 30, 2001. We have collected approximately $48.5 million from the drawdown of collateral on hand.

        NRMA Insurance, Ltd. (“NRMA”), one of the participants in the 20% whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We filed for arbitration against the other two participants in the treaty and all of these arbitrations are in their discovery stages. While management believes its interpretation of the treaty’s terms and computations based thereon are correct, the ultimate outcome of these arbitrations is uncertain and their ultimate outcome cannot be determined at this time.

        During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from us. F&G Re is seeking to rescind the treaties and avoid its obligation. Under the terms of the two treaties, we believe we will be entitled to recoveries of approximately $28.2 million as losses mature from prior accident years. Vesta has recorded a reinsurance recoverable of approximately $28.2 million as of June 30, 2001 and December 31, 2000 related to these two treaties. This arbitration is in its early stage and the ultimate outcome cannot be determined at this time.

        We are in arbitration with CIGNA Property and Casualty Insurance Company (“CIGNA”) (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claims are due under the terms of the treaty. In addition, during the fourth quarter, the treaty was terminated on a cut-off basis. Vesta is seeking recoupment of all improper claims payments and excessive expense allocations and charges from CIGNA. This arbitration is in the discovery stage and the ultimate outcome cannot be determined at this time.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of stockholders held May 7, 2001, the following matters were submitted to a vote of stockholders. (Shares Eligible to Vote 24,427,946)

1.       Election of Directors

     Messrs. Robert B. D. Batlivala and Ehney  A. Camp III were elected to additional three year terms on the Board of Directiors.

                                                                                        For             Withheld
                                                                                        ---             --------
Batlivala.......................................................................    20,757,725          2,194,129
Camp............................................................................    20,760,003          2,191,851

2.      Approval of 2001 Incentive Compensation Plan

     The Company's 2001 Incentive Compensation Plan was approved.

                                                                                For         Against       Abstain
                                                                                ---         -------       -------
Approval of 2001 Incentive Compensation Plan...............................  10,940,711    5,506,041      82,891

3. Election of Auditors

     PricewaterhouseCoopers  was  appointed  as the  principal  independent  auditor of the Company and its  subsidiaries  for the year ending December 31, 2001.

                                                                                For        Against     Abstain
                                                                                ---        -------     -------
PricewaterhouseCoopers LLP.................................................. 22,566,817    306,428     78,609

Item 5. Other information

None.

Item 6. Exhibits and Reports on Form 8-K

a) EXHIBITS

        10.25     Employment agreement between the registrant and William P. Cronin, dated as of February 5, 2001.

__________

b) Reports on Form 8-K.

        Current reports were filed on Form 8-K on April 10, 2001, April 23, 2001, May 9, 2001, May 16, 2001 and May 17, 2001 in connection with press releases and a Form 8-K on June 19, 2001 attaching the form of Underwriting Agreement in connection with a stock offering.

Signatures

        Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned “hereunto duly authorized.

                                                                                                                        Vesta Insurance Group, Inc.

Date: August 13, 2001

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

Date: August 13, 2001

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