Form 10-Q
period 2001-09-30
VESTA INSURANCE GROUP INC
filed 2001-11-14
CIK 911576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                          (Mark One)

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

The number of shares outstanding of the registrant's common stock,
$.01 par value, as of November 12, 2001
34,759,494

Vesta Insurance Group, Inc.
Index

Part I
Item 1. Financial Statements
Vesta Insurance Group, Inc.
Consolidated Balance Sheets
(amounts in thousands except share and per share data)

                                                                             September 30,     December 31,
                                                                                  2001             2000
                                                                             ---------------  ---------------
                                                                               (unaudited)
Assets:
    Investments:
    Fixed maturities available for sale - at fair value
          (cost: 2001 - $808,984; 2000 - $795,118)                                $ 831,321        $ 798,205
    Equity securities-at fair value: (cost: 2001-$29,340; 2000-$30,221)              29,798           31,285
    Mortgage and collateral loans                                                    54,774           63,060
    Policy loans                                                                     64,137           61,413
    Short-term investments                                                           23,607           22,586
    Other invested assets                                                            35,607           29,343
                                                                             ---------------  ---------------
                     Total investments                                            1,039,244        1,005,892
    Cash                                                                             33,375           13,374
    Accrued investment income                                                        16,157           17,017
    Premiums in course of collection (net of allowances for losses
         of $4,106 in 2001 and $3,937 in 2000)                                       46,646           23,882
    Reinsurance balances receivable                                                 355,418          353,949
    Reinsurance recoverable on paid losses                                           67,560           57,325
    Deferred policy acquisition costs                                                52,394           45,954
    Deferred income taxes                                                            38,180           22,457
    Other assets                                                                    124,417           82,149
                                                                             ---------------  ---------------
                     Total assets                                               $ 1,773,391      $ 1,621,999
                                                                             ===============  ===============

Liabilities:
    Policy liabilities                                                            $ 689,068        $ 660,284
    Losses and loss adjustment expenses                                             281,212          263,689
    Unearned premiums                                                               145,259          104,755
    Federal Home Loan Bank advances                                                 162,599          150,691
    Short term debt                                                                   9,973            5,000
    Long term debt                                                                   79,432           86,419
    Other liabilities                                                               118,514          102,825
                                                                             ---------------  ---------------
                     Total liabilities                                            1,486,057        1,373,663

Commitments and contingencies: See Note B

Deferrable Capital Securities                                                        29,750           33,225

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, issued:
         2001 - 0 and 2000 - 2,950,000                                                   --               30
    Common stock, $.01 par value, 100,000,000 shares authorized,  issued:
         2001 - 34,907,966 and 2000 - 18,964,322                                        319              190
    Additional paid-in capital                                                      229,962          167,382
    Accumulated other comprehensive income, net of  tax expense
         of $7,978 and $1,453  in 2001 and 2000, respectively                        14,817            2,698
    Retained earnings                                                                34,113           57,643
    Treasury stock (148,472 shares and 166,294 shares at cost
         at September 30, 2001 and December 31, 2000, respectively)                  (1,644)          (5,865)
    Unearned stock                                                                  (19,983)          (6,967)
                                                                             ---------------  ---------------
                 Total stockholders' equity                                         257,584          215,111
                                                                             ---------------  ---------------
                 Total liabilities, deferrable capital securities
                   and stockholders' equity                                      $1,773,391      $ 1,621,999
                                                                             ===============  ===============

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Consolidated Statements of Income and Comprehensive Income
Statements of Income
(amounts in thousands except per share data)

                                                                         Three months ended            Nine months ended
                                                                           September 30,                 September 30,
                                                                        2001            2000          2001           2000
                                                                    --------------  -------------  ------------   ------------
                                                                             (unaudited)                   (unaudited)
Revenues:
    Net premiums written                                                 $ 80,152       $ 55,431     $ 215,619       $160,454
    Change in unearned premiums                                            (6,455)        (2,129)       (2,336)         1,551
                                                                    --------------  -------------  ------------   ------------
    Net premiums earned                                                    73,697         53,302       213,283        162,005
    Policy fees                                                             2,230          1,438         5,211          1,677
    Net investment income                                                  15,450         16,854        48,163         29,115
    Realized gains (losses)                                                   757         (1,829)        4,985         (2,321)
    Other                                                                   3,183            898         7,925          2,802
                                                                    --------------  -------------  ------------   ------------
        Total revenues                                                     95,317         70,663       279,567        193,278
Expenses:
    Policyholder benefits                                                   8,436          4,302        25,431          4,302
    Losses and loss adjustment expenses incurred                           43,896         29,421       121,668         95,015
    Policy acquisition expenses                                            17,506         13,532        48,883         37,969
    Litigation settlement charge                                           30,000             --        30,000             --
    Operating expenses                                                     17,575         12,369        47,464         31,295
    Interest on debt                                                        4,054          4,188        13,199         10,354
    Goodwill and other intangible amortization                                935            351         2,430          1,105
                                                                    --------------  -------------  ------------   ------------
        Total expenses                                                    122,402         64,163       289,075        180,040
Income (loss) from continuing operations before taxes,
    minority interest, and deferrable capital securities                  (27,085)         6,500        (9,508)        13,238
Income tax expense (benefit)                                               (9,510)         2,078        (3,324)         4,262
Minority interest, net of tax                                                 200            858           981            858
Deferrable capital security distributions, net of tax                         387            571         1,153          1,713
                                                                    --------------  -------------  ------------   ------------
Net income (loss) from continuing operations                              (18,162)         2,993        (8,318)         6,405
Income (loss) from discontinued operations, net of tax                    (19,800)         1,003       (19,958)         2,083
Extraordinary gain on debt extinguishments, net of tax                        910             --           910          5,250
                                                                    --------------  -------------  ------------   ------------
        Net income (loss)                                                 (37,052)         3,996       (27,366)        13,738
Preferred stock dividend                                                       --         (1,272)         (163)        (2,398)
Gain on redemption of preferred securities, net of tax                      5,099             --         5,099             --
                                                                    --------------  -------------  ------------   ------------
Net income (loss) available to common shareholders                      $ (31,953)       $ 2,724     $ (22,430)      $ 11,340
                                                                    ==============  =============  ============   ============
Net income (loss) from continuing operations per share - Basic            $ (0.57)        $ 0.17       $ (0.33)        $ 0.35
                                                                    ==============  =============  ============   ============
Net income (loss) available to common shareholders per share - Basic      $ (1.00)        $ 0.15       $ (0.90)        $ 0.62
                                                                    ==============  =============  ============   ============
Net income (loss) from continuing operations per share - Diluted          $ (0.57)        $ 0.12       $ (0.33)        $ 0.26
                                                                    ==============  =============  ============   ============
Net income (loss) available to common shareholders per share - Diluted    $ (1.00)        $ 0.14       $ (0.90)        $ 0.53
                                                                    ==============  =============  ============   ============

                Statements of Comprehensive Income
Net income (loss)                                                       $ (37,052)       $ 3,996     $ (27,366)      $ 13,738
Other comprehensive income, net of tax:
        Unrealized holding gains on available-for-sale securities net of tax
           of $4,224, $1,292, $8,270 and $2,515, respectively               7,845          2,400        15,359          4,671
        Less realized gains on available-for-sale securities net of tax
            of $265, $(12), $1, 745 and $(184), respectively                  492            (22)        3,240           (342)
                                                                    --------------  -------------  ------------   ------------
                                                                            7,353          2,422        12,119          5,013
Gain on redemption of preferred securities, net of tax                      5,099             --         5,099             --
                                                                    --------------  -------------  ------------   ------------
Comprehensive income                                                    $ (24,600)       $ 6,418     $ (10,148)      $ 18,751
                                                                    ==============  =============  ============   ============

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

                                                                               Nine months ended September 30,
                                                                                  2001               2000
                                                                             ---------------   ------------------
                                                                                        (unaudited)
Operating Activities:
    Net income (loss)                                                             $ (27,366)            $ 13,738
    Adjustments to reconcile net income (loss) to cash used in operations
       Changes in:
       Loss and LAE reserves, and future policy liabilities                          (3,935)             (82,382)
       Unearned premium reserves                                                      4,689              (18,392)
       Reinsurance balances receivable                                               12,671               12,138
       Premiums in course of collection                                              (7,539)              27,242
       Reinsurance recoverable on paid losses                                       (10,259)              12,084
       Other assets and liabilities                                                  (5,136)             (36,808)
    Policy acquisition costs deferred                                               (15,166)             (19,073)
    Policy acquisition costs amortized                                               16,506               27,110
    Realized (gains) losses                                                          (4,985)               2,321
    Amortization and depreciation                                                     6,921                4,496
    Extraordinary gain                                                                 (910)              (5,250)
                                                                             ---------------   ------------------
             Net cash used in operations                                            (34,509)             (62,776)

Investing Activities:
    Investments sold, matured, and called:
       Fixed maturities available for sale                                          282,566              117,802
       Other invested assets                                                          9,824                   --
    Investments acquired:
       Fixed maturities available for sale                                         (227,224)             (91,037)
       Equity securities                                                            (11,244)              (2,306)
       Other invested assets                                                         (5,311)               5,028
    Net cash paid for acquisition                                                   (46,674)             (13,561)
    Net decrease in short-term investments                                            5,374               92,462
    Additions to property and equipment                                              (4,701)              (3,698)
                                                                             ---------------   ------------------
             Net cash provided from investing activities                              2,610              104,690

Financing Activities:
    Net change in FHLB borrowings                                                     8,636                   --
    Change in short-term debt                                                         4,973                   --
    Net deposits and withdrawals from insurance liabilities                          (3,877)              (4,970)
    Retirement of long term debt and  preferred securities                               --              (43,911)
    Issuance of common stock                                                         96,381               30,923
    Acquisition of common stock                                                     (52,322)             (33,285)
    Dividends paid                                                                   (1,891)              (1,256)
                                                                             ---------------   ------------------
             Net cash provided by (used in) financing activities                     51,900              (52,499)
Increase (decrease) in cash                                                          20,001              (10,585)
Cash at beginning of period                                                          13,374               17,677
                                                                             ---------------   ------------------
Cash at end of period                                                              $ 33,375              $ 7,092
                                                                             ===============   ==================

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

     Reclassifications: Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders' equity or net income during the periods involved.

     New Accounting Standards: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 142 supersedes Accounting Principles Board Opinion 17, Intangible Assets, and addresses how intangible assets acquired individually or within a group of other assets are accounted for in financial statements upon their acquisition. Statement 142 is effective for fiscal years beginning after December 15, 2001.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141). Statement 141 requires the use of the purchase method for all business combinations. Statement 141 is effective for all business combinations occurring after June 30, 2001.

     In August, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144). Statement 144 revises Statement 121 by requiring the use of a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by modifying the use of discontinued operations accounting on future transactions. Statement 144 is effective for fiscal years beginning after December 15, 2001.

     The Company is currently evaluating the impact of these statements on our operating results and financial condition.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). Statement 133 and subsequent amendments standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. Management has evaluated our activities and has determined that Vesta does not currently have any material derivative exposures and that the adoption of the Statement 133 on January 1, 2001 did not have a material impact on the financial statements.

     Change in Compensation Plan: Effective June 30, 2001, the Board of Directors approved a change to the Executive Officer Incentive Compensation Plan such that Messrs. Gayle, Tait, and Thornton agreed to accept 1.25 million shares of restricted stock and a $5.0 million loan as satisfaction of Vesta's obligations under the terms of the plan. The restrictions on the stock award and the loan repayments are lifted over a 10 year vesting period in accordance with the terms of the plan and charged to compensation expense.

     Discontinued Operations: Although our reinsurance assumed operations and our commercial operations have been discontinued and segregated from our continuing operations, we continue to incur and pay losses on policies with coverage periods prior to the relevant measurement dates under APB 30. At the time these operations were discontinued, we established reserves that we believed were adequate to fund the ultimate settlement and administration of current and future claims from these discontinued operations. Reserves are estimates involving actuarial projections at a given point in time of what we expect to be the costs of the ultimate settlement and administration of claims based on facts and circumstances then known, estimates of trends in claims severity and other variables such as inflation.

     In the third quarter of 2001, we undertook an analysis of our assumed reinsurance and commercial results for 2001. This review of paid losses and other activity, in particular those losses paid in the third quarter resulted in a conclusion that we should increase the reserves associated with our discontinued operations by approximately $30.0 million. Remaining gross reserves, before reinsurance, for loss and loss adjustment expenses for our discontinued operations approximated $123.7 million at September 30, 2001.

     Litigation Settlement: As discussed more fully in the Commitment and Contingencies footnote, we settled a securities class action lawsuit in the third quarter. Related to this we recorded a pre-tax charge of $30.0 million to cover the amount we funded on behalf of Cincinnati Insurance Company and other expenses incurred related to this litigation. See Note B for further discussion.

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

        Reconciliation of income available to common shareholders and average shares outstanding for the nine months ending September 30, 2001 and 2000 and the three months ending September 30, 2001 and 2000 are as follows:

                                                              Three months ended September 30,
                                                                   2001                2000
                                                            -------------------  -----------------
Net (loss) income available to common shareholders                   $ (31,953)           $ 2,724
Preferred stock dividends on convertible preferred stock                                      563
                                                            -------------------  -----------------
Adjusted net (loss) income available to common shareholders          $ (31,953)           $ 3,287
                                                            ===================  =================

Weighted average shares outstanding-basic (1)                           31,837             17,918
Stock options and restricted stock (2)                                      --                232
Weighted average convertible preferred stock (1)                            --              5,900
                                                            -------------------  -----------------
Weighted average shares outstanding-diluted (1)                         31,837             24,050
                                                            ===================  =================

                                                               Nine months ended September 30,
                                                                   2001               2000
                                                            ------------------- ------------------
Net (loss) income available to common shareholders                   $ (22,430)          $ 11,340
Preferred stock dividends on convertible preferred stock                   163              1,689
                                                            ------------------- ------------------
Adjusted net (loss) income available to common shareholders          $ (22,267)          $ 13,029
                                                            =================== ==================

Weighted average shares outstanding-basic (1)                           24,848             18,231
Stock options and restricted stock (2)                                      --                233
Weighted average convertible preferred stock (1), (2)                       --              5,900
                                                            ------------------- ------------------
Weighted average shares outstanding-diluted (1)                         24,848             24,364
                                                            =================== ==================
(1) Reflects weighted averages. At September 30, 2001, Vesta had 34.7 million shares outstanding and zero shares of convertible preferred stock outstanding. Weighted average shares outstanding for earnings per share purposes do not include shares held by the Agent’s Stock Incentive Plan Trust that have not been allocated to participants, and shares issued as restricted stock that represent unearned amounts.

(2) Under the provisions of SFAS No. 128, Earnings per Share, contingently issuable shares that would have the effect of being anti-dilutive are excluded for the average shares outstanding calculation. Potentially dilutive securities for the three month and nine month periods ending September 30, 2001 are .8 million shares and 1.2 million shares respectively.

Earnings per share for discontinued operations and extraordinary gains for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                             2001                            2000
                                     3 month        9 month         3 month        9 month
                                   ------------  -------------    -------------  ------------
Basic Earnings per share:
    Discontinued Operations            $ (0.62)       $ (0.80)          $ 0.06        $ 0.11
    Extraordinary Gain                    0.03           0.04               --          0.29
Diluted Earnings per share:
    Discontinued Operations            $ (0.62)       $ (0.80)          $ 0.04        $ 0.09
    Extraordinary Gain                    0.03           0.04               --          0.22

Note B—Commitments and Contingencies

Securities Litigation

     On October 26, 2001, Vesta executed a definitive agreement to settle the securities litigation that has been pending since June 1998 against Vesta and certain current and former officers and directors. Subject to court approval, the consolidated class action securities litigation in U.S. District Court in Alabama is being settled as to Vesta and its officers and directors for a total of $61 million in cash. A related derivative action lawsuit in the Circuit Court of Jefferson County, Alabama is being dismissed with prejudice. Vesta will fund $18.5 million towards the settlement and the Company's excess directors and officers liability insurance carriers will fund the remaining $42.5 million. Vesta used its line of credit to finance its portion of the settlement and recorded a pre-tax one-time charge of approximately $30 million against earnings to cover Vesta's contribution to the settlement and other expenses incurred.

     Vesta determined to participate in the funding of the settlement and to take the related one-time charge against earnings as a result of the Cincinnati Insurance Company's attempted rescission of their primary $25 million directors and officers liability policy and denial of coverage. Vesta has sued Cincinnati in Alabama state court alleging that its actions were taken in bad faith and is vigorously pursuing that claim.

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

Arbitration

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2000, we corrected our accounting for assumed reinsurance business through restatement of our previously-issued 1997 financial statements and our first quarter 1998 Form 10-Q. Similar corrections were made on a statutory accounting basis by recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20% whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled approximately $55.2 million as of September 30, 2001. We have collected approximately $48.5 million from the drawdown of collateral on hand.

     NRMA Insurance, Ltd. ("NRMA"), one of the participants in the 20% whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We filed for arbitration against the other two participants in the treaty and all of these arbitrations are in their discovery stages. While management believes its interpretation of the treaty's terms and computations based thereon are correct, the ultimate outcome of these arbitrations is uncertain and their ultimate outcome cannot be determined at this time.

     During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from us. F&G Re is seeking to rescind the treaties and avoid its obligation. Under the terms of the two treaties, we believe we will be entitled to recoveries of approximately $28.2 million as losses mature from prior accident years. Vesta has recorded a reinsurance recoverable of approximately $28.2 million as of September 30, 2001 and December 31, 2000 related to these two treaties. The hearing in this arbitration is currently scheduled for February 2002 and the ultimate outcome cannot be determined at this time.

     We are in arbitration with CIGNA Property and Casualty Insurance Company ("CIGNA") (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claims are due under the terms of the treaty. In addition, during the fourth quarter of 2000, the treaty was terminated on a cut-off basis. Vesta is seeking recoupment of all improper claims payments and excessive expense allocations and charges from CIGNA. The arbitration has been bifurcated into two phases with phase one concentrating on the interpretation of the agreement and phase two relating to damages. This arbitration is in the discovery stage with the phase one hearing currently scheduled for February, 2002 and the ultimate outcome cannot be determined at this time.

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

     Note C-Segment Information

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

     A brief description of each segment is as follows:

     Standard Property-Casualty

     The standard property-casualty segment primarily consists of the marketing and distribution of personal lines products including Homeowners and Personal Auto coverages. Vesta's products are distributed through approximately 1,900 independent agencies in 24 states. Our personal auto line targets drivers over age thirty-five with above average driving records and our homeowners products cover the full range of homes.

     Life and Health Insurance

     On June 30, 2000, we entered the life and annuity business through a 71% investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas and we entered the health insurance business through the acquisition of Aegis Financial Corporation in December 2000. American Founders and Aegis have approximately $2.2 billion (face value) of life and annuity products in force and $22.5 million of health insurance premiums in force at September 30, 2001. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products through independent agents throughout the majority of the United States. Aegis Financial markets health insurance through captive agents throughout the United States.

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

     Non-Standard

     In December 2000, we acquired a 52% economic interest in Instant Auto Insurance Holdings, Inc. Instant Auto operates as a non-standard insurance agency. Its principal revenue stream is agents' fees and commissions.

     Corporate and Other

     Our corporate and other segment primarily consists of unallocated net investment income, unallocated interest expense, and certain overhead expenses not directly associated with a particular segment.

     A summary of segment results for the nine months ended September 30, 2001 and 2000 is as follows:

                                                     Standard        Life and
2001                                                 Property-        Health      Specialty                    Corporate and
                                                     Casualty        Insurance      Lines       Non-Standard       Other
                                                   ------------   -------------  ------------  -------------- --------------
Revenues:                                                                       (in thousands)
    Premiums earned                                   $185,443        $ 22,312       $ 5,528
    Net investment income                                   --          32,138            --           $ 309       $ 15,716
    Policy fees                                          2,285           2,926            --              --             --
    Realized gains                                          --           2,258            --              --          2,727
    Other                                                  586             549         3,150           1,097          2,543
                                                   ------------   -------------  ------------ --------------- --------------
                Total revenues                         188,314          60,183         8,678           1,406         20,986
Expenses:
    Loss, LAE and policyholder benefits                117,371          25,431         4,297              --             --
    Policy acquisition costs                            41,096           6,558         1,229              --             --
    Litigation settlement charge                            --              --            --              --         30,000
    Operating expenses                                  22,143           9,815           211           4,400         10,895
    Interest on debt                                        --           6,695            --              --          6,504
    Goodwill and other intangible amortization              --              --            --              --          2,430
                                                   ------------   -------------  ------------ --------------- --------------
                Total expenses                         180,610          48,499         5,737           4,400         49,829

Pre-tax income (loss) from continuing operations       $ 7,704        $ 11,684       $ 2,941        $ (2,994)     $ (28,843)
                                                   ============   =============  ============ =============== ==============

Operating segment assets:
    Investments and other assets                      $323,819       $ 940,395      $ 35,876        $ 21,320      $ 266,735
    Deferred acquisition costs                          30,485          20,955           434              --             --
                                                   ------------   -------------  ------------ --------------- --------------
                                                      $354,304       $ 961,350      $ 36,310        $ 21,320      $ 266,735
                                                   ============   =============  ============ =============== ==============

                                                     Standard        Life and
2000                                                 Property-        Health      Specialty                    Corporate and
                                                     Casualty        Insurance      Lines       Non-Standard       Other
                                                   ------------ ---------------   ------------  ------------ ---------------
Revenues:                                                                     (in thousands)
    Premiums earned                                   $160,286         $ 1,578          $ 141            --
    Net investment income                                   --          10,618             --            --        $ 18,497
    Policy fees                                            503           1,174             --            --              --
    Realized losses                                         --              --             --            --          (2,321)
    Other                                                   --             511            158            --           2,133
                                                   ------------ ---------------   ------------  ------------ ---------------
                Total revenues                         160,789          13,881            299            --          18,309
Expenses:
    Loss, LAE and policyholder benefits                 94,960           4,302             55            --              --
    Policy acquisition costs                            36,844           1,091             34            --              --
    Operating expenses                                  20,693           3,024             --            --           7,578
    Interest on debt                                        --           2,497             --            --           7,857
    Goodwill and other intangible amortization              --              --             --            --           1,105
                                                   ------------ ---------------   ------------  ------------ ---------------
                Total expenses                         152,497          10,914             89            --          16,540

Pre-tax income (loss) from continuing operations       $ 8,292         $ 2,967          $ 210            --         $ 1,769
                                                   ============ ===============   ============  ============ ===============

Operating segment assets:
    Investments and other assets                      $363,961       $ 873,077          1,862            --       $ 213,138
    Deferred acquisition costs                          32,320          33,380             --            --
                                                   ------------ ---------------   ------------  ------------ ---------------
                                                      $396,281       $ 906,457        $ 1,862           $ -       $ 213,138
                                                   ============ ===============   ============  ============ ===============

     A summary of segment results for the three months ended September 30, 2001 and 2000 is as follows:

                                                    Standard        Life and
2001                                                Property-        Health       Specialty                   Corporate and
                                                    Casualty        Insurance       Lines      Non-Standard       Other
                                                  -------------   ------------  ------------   ------------   -------------
Revenues:                                                               (in thousands)
    Premiums earned                                  $ 63,890        $ 7,365        $ 2,442
    Net investment income                                  --         10,348             --           $ 49         $ 5,053
    Policy fees                                         1,254            976             --             --              --
    Realized gains (losses)                                --            860             --             --            (103)
    Other                                                 166            314          1,346            299           1,058
                                                  -------------   ------------   ------------   ------------   -------------
                 Total revenues                        65,310         19,863          3,788            348           6,008
Expenses:
    Loss, LAE and policyholder benefits                41,896          8,436          2,000             --              --
    Policy acquisition costs                           14,519          2,401            586             --              --
    Litigation settlement charge                           --             --             --             --          30,000
    Operating expenses                                  7,738          3,248             54          1,573           4,962
    Interest on debt                                       --          2,067             --             --           1,987
    Goodwill and other intangible amortization             --             --             --             --             935
                                                  -------------   ------------   ------------   ------------   -------------
                 Total expenses                        64,153         16,152          2,640          1,573          37,884

Pre-tax income (loss) from continuing operations      $ 1,157        $ 3,711        $ 1,148       $ (1,225)      $ (31,876)
                                                  =============   ============   ============   ============   =============

                                                    Standard        Life and
2000                                                Property-        Health       Specialty                   Corporate and
                                                    Casualty        Insurance       Lines      Non-Standard       Other
                                                  -------------    -----------  ------------   ------------   -------------
Revenues:                                                              (in thousands)
    Premiums earned                                  $ 51,583        $ 1,578          $ 141             --
    Net investment income                                  --         10,618             --             --         $ 6,236
    Policy fees                                           264          1,174             --             --              --
    Realized gains (losses)                                --             --             --             --          (1,829)
    Other                                                  --            511            158             --             229
                                                  ------------    -----------   ------------   ------------   -------------
                Total revenues                         51,847         13,881            299                          4,636
Expenses:
    Loss, LAE and policyholder benefits                29,366          4,302             55             --              --
    Policy acquisition costs                           12,407          1,091             34             --              --
    Operating expenses                                  7,566          3,024             --             --           1,779
    Interest on debt                                       --          2,497             --             --           1,691
    Goodwill and other intangible amortization             --            --              --             --             351
                                                  ------------    ------------    ------------   ------------   -------------
                 Total expenses                        49,339         10,914             89             --           3,821

Pre-tax income (loss) from continuing operations      $ 2,508        $ 2,967          $ 210            $--           $ 815
                                                  ============    ============    ============  ============    =============

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

     In the third quarter of 2001, we issued 568,644 shares of our common stock for $7 million face amount of our 8.75% Senior Debentures due 2025. In connection with this transaction, we recorded an after-tax extraordinary gain of $.9 million. Also in the third quarter, we redeemed $7.0 million face amount of a subsidiary's preferred stock for $3.5 million. In addition, a $3.5 million payable related to a prior redemption of the subsidiary's preferred stock was determined to not be due as the preferred stockholder had not fulfilled certain obligations of the redemption agreement. In connection with these two redemptions, Vesta recorded an after-tax gain, net of minority interest, of $5.1 million

Note E—Acquisition of Florida Select Insurane Holdings, Inc.

     Effective April 1, 2001, we acquired Florida Select Insurance Holdings Inc., the parent company of Florida Select Insurance Company. Florida Select is the 8th largest residential homeowners insurer in the State of Florida with approximately $140.0 million of assets and $60.0 million of annual gross written premium. The transaction has been accounted for as a purchase. Summarized below is a preliminary allocation of assets and liabilities acquired and the consolidated results of operations for the nine-month periods ended September 30, 2001 and 2000 on an unaudited pro forma basis as if the acquisition had occurred as of January 1, 2000. The pro forma information is based on our consolidated results of operations for the nine months ended September 30, 2001 and 2000 and on data provided by the acquired company, after giving effect to certain pro forma adjustments, including the issuance of 8.625 million shares of common stock. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

     Assets and liabilities acquired (in thousands except per share amounts and unaudited):

                             Assets acquired:
                                Invested assets                  $ 56,707
                                Cash                               20,764
                                Other assets                       27,107
                                Goodwill                           35,288
                                                             -------------
                                     Total assets                 139,866

                             Liabilities acquired:
                                Loss and LAE reserves              22,019
                                Unearned premiums                  35,100
                                Other liabilities                  16,334
                                                             -------------
                                     Total liabilities             73,453

     Pro forma consolidated results of operations are as follows (unaudited):

                                                                    Nine months ended September 30,
                                                                       2001               2000
                                                                -----------------  ------------------
Total revenues                                                         $ 296,148           $ 231,849
Income (loss) available to common shareholders                         $ (18,628)          $  19,078
Income (loss) available to common shareholders per share - basic       $   (0.75)          $    1.05
Income (loss) available to common shareholders per share - diluted     $   (0.75)          $    0.85

Note F—Subsequent Events

     Subsequent to September 30, 2001, Instant Auto completed the acquisition of SpaceCoast Agency for $2.3 million and A-Affordable Insurance Agency for approximately $8.5 million. These acquisitions will be accounted for as purchased in accordance with Statement 141.

     In November, 2001, we announced our intention to purchase up to 1.3 million shares of our common stock. As of November 13, 2001, we had purchased approximately 350 thousand shares under this plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Vesta writes insurance on selected personal lines risks only. Our standard property-casualty writings are balanced between risks of property damage (faster determination of ultimate loss but highly unpredictable) and casualty exposure (more predictable but takes longer to determine the ultimate loss). We also write life, annuity, and health insurance business. Additionally, we are actively involved in the writing of insurance on our policies for the benefit of reinsurance companies, commonly referred to as servicing carrier or fronting, which generates fee-for-service income.

     Our revenues from operations are derived primarily from net premiums earned on risks written by our insurance subsidiaries, investment income and investment gains or losses. Our expenses consist primarily of payments for claims and underwriting expenses, including agents' commissions and operating expenses.

Comparison of Third Quarter 2001 to Third Quarter 2000

     Income available to common shareholders decreased by $34.7 million, to a $32.0 million loss for the quarter ended September 30, 2001, from $2.7 million for the quarter ended September 30, 2000. On a diluted per share basis, net loss available to common shareholders for the third quarter of 2001 was $(1.00) per share versus net income of $0.14 per share for the third quarter of 2000. The decrease in income available to common shareholders is primarily attributable to a $30.0 million pre-tax charge for settlement of a securities class action litigation and a $30.0 million pre-tax charge for our discontinued operations.

Standard Property-Casualty

     Net premiums written for standard property-casualty lines increased by $16.5 million, or 30.8%, to $70.0 million for the quarter ended September 30, 2001, from $53.5 million for the quarter ended September 30, 2000. Net premiums earned for standard property-casualty lines increased $12.3 million, or 23.8% to $63.9 million for the quarter ended September 30, 2001, from $51.6 million for the quarter ended September 30, 2000. The increase in net premiums written and net premiums earned is primarily attributable to the acquisition of Florida Select, offset by decreases in other lines of business.

     Loss and loss adjustment expenses ("LAE") for standard property-casualty lines increased by $12.5 million, or 42.5%, to $41.9 million for the quarter ended September 30, 2001, from $29.4 million for the quarter ended September 30, 2000. The loss and LAE ratio for property-casualty lines for the quarter ended September 30, 2001 was 64.3% as compared to 56.6% at September 30, 2000. The increase in the loss and LAE incurred and the loss and LAE ratio is primarily attributable to deteriorating underwriting results in the current period and an increase in earned premium. The deterioration in our underwriting results is being primarily driven by increases in frequency and severity of claims.

     Policy acquisition expenses increased $2.1 million for the quarter-to-quarter comparison, consistent with the increase in earned premium. Operating expenses increased by $.2 million, to $7.7 million for the quarter ended September 30, 2001, as increased expenses from Florida Select were offset by expense reductions.

Life and Health Insurance

     In June, 2000, we entered the life and annuity business through a 71% investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas and we entered the health insurance business through the acquisition of Aegis Financial Corporation, a holding company for two life and health insurance companies domiciled in Texas, in December, 2000. American Founders and Aegis have approximately $2.2 billion (face value) of life and annuity products in force and $21.8 million of health insurance premiums in force at September 30, 2001. Life insurance premiums and policy fees were $2.4 million for the quarter ended September 30, 2001 compared to $1.6 million for the comparable prior period in 2000. The increase is due to the acquisition of Aegis in December 2000 and Washington Life in August 2001. Health insurance premiums totaled $5.0 million for the quarter ended September 30, 2001 versus zero for the comparable prior period. Health insurance benefits incurred totaled $3.0 million for the quarter and health insurance commission expense was $1.5 million.

Specialty Lines

     In 2000, we began utilizing our licenses to write business for the benefit of reinsurance companies. In this segment, we enter into arrangements whereby we write targeted property-casualty insurance coverages and reinsure substantially all of the risks to reinsurers in exchange for fees. This business takes advantage of our certificates of authority granting us license to write insurance in many states. Income in this segment is primarily generated on a fee-for-service basis. For the quarter ended September 30, 2001, this segment reported a $.2 million underwriting loss on net premiums written of $2.8 million and net premiums earned of $2.4 million. Additionally, we earned approximately $1.3 million of fees for the quarter ended September 30, 2001.

Non-Standard

     In December 2000, we acquired a 52% economic interest in Instant Auto Insurance Holdings, Inc. Instant Auto operates as a non-standard insurance agency. Its principal revenue stream is agents' fees and commissions. Fees and commissions totaled $.3 million for the three months ended September 30, 2001 as Instant Auto began executing its strategy of building its agency business. Effective October 1, 2001, Instant Auto acquired the assets of SpaceCoast Agency in Florida and A-Affordable Insurance Agency in Texas for a total purchase price of $10.8 million. These acquisitions are expected to make Instant Auto profitable in 2002.

Discontinued Operations

     In the third quarter of 2001, we undertook an analysis of our assumed reinsurance and commercial results for 2001. This review of paid losses and other activity, in particular those losses paid in the third quarter, resulted in a conclusion that we should increase the reserves associated with our discontinued operations by approximately $30.0 million.

Net Investment Income

     Net investment income decreased by $1.4 million, or 8.3%, to $15.5 million for the quarter ended September 30, 2001, from $16.9 million for the quarter ended September 30, 2000. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.2% for the quarter ended September 30, 2001, compared with 7.0% for the quarter ended September 30, 2000. The decrease in investment income is primarily attributable to a decrease in the weighted average yield as yields have generally declined in recent months.

Federal Income Taxes

     Federal income taxes decreased by $11.6 million to a $9.5 million benefit for the quarter ended September 30, 2001 as a result of less income in the current period compared to the prior period.

Comparison of Nine Months Ended September 30, 2001 with Nine Months Ended September 30, 2000

     Income available to common shareholders decreased by $33.7 million, or 298.2% to a $22.4 million loss for the nine months ended September 30, 2001, from $11.3 million for the nine months ended September 30, 2000. On a diluted per share basis, income (loss) available to common shareholders for the nine months ended September 30, 2001 was $(.90) per share versus income of available to common shareholders of $.53 per share for the corresponding period of 2000. The decrease in income available to common shareholders is primarily attributable to a $30 million pre-tax charge for the settlement of our securities litigation and a $30 million pre-tax charge associated with our discontinued operations. The charge for discontinued operations was a result of recent adverse development in our assumed reinsurance and commercial lines that caused us to increase the reserves associated with these lines.

Standard Property-Casualty

     Net premiums written for standard property-casualty lines increased by $28.5 million, or 18.0%, to $187 million for the nine months ended September 30, 2001, from $158.5 million for the nine months ended September 30, 2000. Net premiums earned for standard property-casualty lines increased $25.1 million, or 15.7% to $185.4 million for the nine months ended September 30, 2001, from $160.3 million for the nine months ended September 30, 2000. The increase in net premiums written and net premiums earned is primarily attributable to the acquisition of Florida Select.

     Loss and loss adjustment expenses ("LAE") for standard property-casualty lines increased by $22.4 million, or 23.6%, to $117.4 million for the nine months ended September 30, 2001, from $95.0 million for the corresponding period ended September 30, 2000. The loss and LAE ratio for property-casualty lines for the nine months ended September 30, 2001 was 62.5% as compared to 59.1% at September 30, 2000. The increase in the loss and LAE incurred and the loss and LAE ratio is primarily attributable to an increase in earned premium, estimated salvage and subrogation recoverable recorded in the prior year, and deteriorating underwriting results in the current year. The deterioration in our underwriting results is being primarily driven by increases in frequency and severity of claims.

     Policy acquisition expenses increased for the period-to-period comparison, consistent with earned premium. Operating expenses increased by $1.4 million, or 6.8% to $22.1 million for the nine months ended September 30, 2001, from $20.7 million for the nine months ended September 30, 2000, due to increased expenses related to Florida Select, partially offset by expense reductions.

Life and Health Insurance

     In June, 2000, we entered the life and annuity business through a 71% investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas and we entered the health insurance business through the acquisition of Aegis Financial Corporation, a holding company for two life and health insurance companies domiciled in Texas, in December, 2000. American Founders and Aegis have approximately $2.2 billion (face value) of life and annuity products in force and $21.8 million of health insurance premiums in force at September 30, 2001. Life insurance premiums and policy fees were $9.0 million for the nine months ended September 30, 2001 compared to $1.6 million for the comparable prior period due to the acquisition of Aegis in December 2000 and Washington Life in August 2001. Health insurance premiums totaled $15.3 million for the nine months ended September 30, 2001 versus zero for the comparable prior period. Health insurance benefits incurred totaled $8.8 million for the nine months and health insurance commission expense was $4.0 million.

Specialty Lines

     In 2000, we began utilizing our licenses to write business for the benefit of reinsurance companies. In this segment, we enter into arrangements whereby we write targeted property-casualty insurance coverages and reinsure substantially all of the risks to reinsurers in exchange for fees. This business takes advantage of our certificates of authority granting us license to write insurance in many states. Income in this segment is primarily generated on a fee-for-service basis. For the nine months ended September 30, 2001, the segment reported a $.2 million underwriting loss on net premiums written of $6.3 million and net premiums earned of $5.5 million. Additionally, we earned approximately $3.2 million of fees for the nine months ended September 30, 2001.

Non-Standard

     In December 2000, we acquired a 52% economic interest in Instant Auto Insurance Holdings, Inc. Instant Auto operates as a non-standard insurance agency. Its principal revenue stream is agents' fees and commissions. Fees and commissions totaled $1.1 million for the nine months ended September 30, 2001 as Instant Auto began executing its strategy of building its agency business. Effective October 1, 2001, Instant Auto acquired the assets of SpaceCoast Agency in Florida and A-Affordable Insurance Agency in Texas for a total purchase price of $10.8 million. These acquisitions are expected to make Instant Auto profitable in 2002.

Net Investment Income

     Net investment income increased by $19.1 million, or 65.6%, to $48.2 million for the nine months ended September 30, 2001, from $29.1 million for the nine months ended September 30, 2000. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.3% for the nine months ended September 30, 2001, compared with 6.4% for the nine months ended September 30, 2000. The decrease in investment income is primarily attributable to an increase in average invested assets resulting from our acquisitions, particularly American Founders, partially offset by a decrease in yield as yields have generally declined in recent months.

Federal Income Taxes

     Federal income taxes decreased by $7.6 million to a $3.3 million benefit for the nine months ended September 30, 2001 as a result of less income in the current period compared to the prior period.

Liquidity and Capital Resources

     Vesta is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Insurance Group, a group of wholly owned insurance companies including Vesta Fire Insurance Corporation and a majority ownership in a life insurance holding company which includes American Founders Life Insurance Company. The insurance subsidiaries comprising the Vesta Group are individually supervised by various state insurance regulators. Vesta Fire and American Founders are our principal operating subsidiaries.

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

     Transactions between Vesta and its insurance subsidiaries, including the payment of dividends and management fees to Vesta by such subsidiaries, are subject to certain limitations under the insurance laws of those subsidiaries' domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends out of earned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. On October 29, 2001, the Illinois Insurance Department published a Company Bulletin that indicates that the Department interprets these dividend limitations to prohibit the payment of dividends if the insurer has negative or zero "unassigned funds" at the end of the prior year, as reported on its statutorily required annual statement. Our lead insurance subsidiary, Vesta Fire, reported negative "unassigned funds" on its annual statement for 2000. Accordingly, we may not be able to declare and pay a dividend from our lead insurance company subsidiary for the foreseeable future without prior approval.

     We rely primarily on fees earned under our management agreement with our insurance company subsidiaries to meet our cash requirements (including debt service) and to pay dividends to our stockholders. We believe that this management agreement will provide us with funds sufficient to meet our anticipated needs (including debt service) for at least the next twelve months.

Credit Facilities

     On March 3, 2000, we established a revolving credit facility with First Commercial Bank, Birmingham, Alabama ("First Commercial"). In May, 2001 we increased the amounts available and increased the term of the credit facility to the following:

  a $15 million unsecured line which bears interest at First Commercial's prime rate + ¼%;
  an additional $15 million line which bears interest at First Commercial's prime rate, secured by a pledge of the revenues received under management contract between our wholly owned management company, J. Gordon Gaines, Inc., and our operating insurance subsidiaries.

     Each of these credit facilities mature on December 31, 2002. These credit agreements contain covenants which require us to maintain minimum (i) statutory consolidated net income, (ii) GAAP consolidated net income, (iii) statutory surplus and (iv) risk based capital. For the period ending September 30, 2001, our GAAP consolidated net income and statutory surplus did not meet the minimum requirements as set forth in our credit agreements. First Commercial has agreed that any such non-compliance will not be deemed an event of default under the credit agreements. As of September 30, 2001, $20.0 million of credit line was available.

Long Term Debt

     In the third quarter of 2001, we exchanged $7.0 million face amount of our Senior Debentures for 569 thousand shares of common stock. We recorded a $.9 million after-tax extraordinary gain in connection with this transaction. Also in the third quarter, we redeemed $7.0 million face amount of a subsidiary's preferred stock for $3.5 million. In addition, a $3.5 million payable related to a prior redemption of the subsidiary's preferred stock was determined to not be due as the preferred stockholder had not fulfilled certain obligations of the redemption agreement. In connection with these two redemptions, Vesta recorded an after-tax gain, net of minority interest, of $5.1 million.

     Annual distribution obligations for the Company's long-term debt outstanding at September 30, 2001 are as follows:

Security	Principal	Annual Interest Obligation
8.75% Senior Debentures due 2025	$80 million	$7.0 million
8.525% Deferrable Capital Securities due 2027	$29.8 million	$2.5 million

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

     On a consolidated basis, net cash used in operations for the nine months ended September 30, 2001 and 2000, was $34.5 million and $62.8 million, respectively. Cash flow from operations was negative for the current period due to the continued payout of claims from our discontinued operations, the payout of standard-property casualty claims incurred in prior periods, and the timing of payment of certain payables and other operational items. Net cash provided by investing activities was $2.6 million and $104.7 million for the nine months ended September 30, 2001 and 2000, respectively as we funded the discontinuance of the reinsurance assumed and commercial lines of business. Net cash provided by (used in) financing activities was $51.9 million and $(52.5) million for the nine month periods ending September 30, 2001 and 2000, respectively as we engaged in a number of stock transactions in the nine month period ended September 30, 2001 including the issuance of 8.625 million shares of stock in a follow on offering for approximately $64.0 million, net of underwriting discount and expenses and repurchased outstanding debt in the nine month period ending September 30, 2000.

Market Risk of Financial Instruments

     Vesta's principal assets are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary risk exposures are interest rate risk on fixed maturity investments, mortgages and collateral loans and annuity liabilities and equity price risk for stocks. Vesta manages its exposure to market risk by selecting investment assets with characteristics such as duration, yield and liquidity to reflect the underlying characteristics of the related insurance. There have been no material changes to the information about our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

Part II
Item 1. Legal Proceedings

Securities Litigation

     On October 26, 2001, Vesta executed a definitive agreement to settle the securities litigation that has been pending since June 1998 against Vesta and certain current and former officers and directors. Subject to court approval, the consolidated class action securities litigation in U.S. District Court in Alabama is being settled as to Vesta and its officers and directors for a total of $61 million in cash. A related derivative action lawsuit in the Circuit Court of Jefferson County, Alabama is being dismissed with prejudice. Vesta will fund $18.5 million towards the settlement and the Company's excess directors and officers liability insurance carriers will fund the remaining $42.5 million. Vesta used its line of credit to finance its portion of the settlement and recorded a pre-tax one-time charge of approximately $30 million against earnings to cover Vesta's contribution to the settlement and other expenses incurred.

     Vesta determined to participate in the funding of the settlement and to take the related one-time charge against earnings as a result of the Cincinnati Insurance Company's attempted rescission of their primary $25 million directors and officers liability policy and denial of coverage. Vesta has sued Cincinnati in Alabama state court alleging that its actions were taken in bad faith and is vigorously pursuing that claim.

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

Arbitration

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2000, we corrected our accounting for assumed reinsurance business through restatement of our previously-issued 1997 financial statements and our first quarter 1998 Form 10-Q. Similar corrections were made on a statutory accounting basis by recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20% whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled approximately $55.2 million as of September 30, 2001. We have collected approximately $48.5 million from the drawdown of collateral on hand.

     NRMA Insurance, Ltd. ("NRMA"), one of the participants in the 20% whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We filed for arbitration against the other two participants in the treaty and all of these arbitrations are in their discovery stages. While management believes its interpretation of the treaty's terms and computations based thereon are correct, the ultimate outcome of these arbitrations is uncertain and their ultimate outcome cannot be determined at this time.

     During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from us. F&G Re is seeking to rescind the treaties and avoid its obligation. Under the terms of the two treaties, we believe we will be entitled to recoveries of approximately $28.2 million as losses mature from prior accident years. Vesta has recorded a reinsurance recoverable of approximately $28.2 million as of September 30, 2001 and December 31, 2000 related to these two treaties. The hearing in this arbitration is currently scheduled for February 2002 and the ultimate outcome cannot be determined at this time.

     We are in arbitration with CIGNA Property and Casualty Insurance Company ("CIGNA") (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claims are due under the terms of the treaty. In addition, during the fourth quarter of 2000, the treaty was terminated on a cut-off basis. Vesta is seeking recoupment of all improper claims payments and excessive expense allocations and charges from CIGNA. The arbitration has been bifurcated into two phases with phase one concentrating on the interpretation of the agreement and phase two relating to damages. This arbitration is in the discovery stage with the phase one hearing currently scheduled for February, 2002 and the ultimate outcome cannot be determined at this time.

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

Item 2. Changes in Securities

     In the third quarter of 2001, we exchanged 568,644 shares of our common stock for $7.0 million principal amount of our 8.75% Senior Notes due 2025. At the time of each transaction, we issued shares having a market value (based on the five trading days preceding the closing date of each transaction) equal to 80% of the total principal amount of the 8.75% Senior Notes exchanged. The transactions were not registered under the Securities Act of 1933 in reliance on the exemption afforded by Section 3(a)(9) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

None.

Item 6. Exhibits and Reports on Form 8-K

a) EXHIBITS

        10.25     Employment agreement between the registrant and William P. Cronin, dated as of February 5, 2001.

__________

b) Reports on Form 8-K.

        Current reports were filed on Form 8-K on August 1, 2000 and September 17, 2001 in connection with press releases and on July 18, 2001 in connection with the acquisition of Florida Select Insurance Holdings Inc.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                    Vesta Insurance Group, Inc.

Date: November 14, 2001

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

Date: November 14, 2001

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