Form 10-K405
period 2001-12-31
VESTA INSURANCE GROUP INC
filed 2002-03-28
CIK 911576

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission file number
    December 31, 2001                                            1-12338

                           VESTA INSURANCE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                             63-1097283
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

  3760 River Run Drive, Birmingham, AL                             35243
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

                                                                  YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (Section 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF
                      THE REGISTRANT AS OF MARCH 15, 2002:
                                  $ 210,700,254

    THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF
                          MARCH 15, 2002 is 36,415,839

                       DOCUMENTS INCORPORATED BY REFERENCE
    PORTIONS OF THE VESTA INSURANCE GROUP, INC. PROXY STATEMENT FOR ITS 2002
                         ANNUAL MEETING OF STOCKHOLDERS

               ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

                                Table of Contents

            Part I                                                                                 Page

Item 1     Business Overview                                                                         3
           Significant Developments                                                                  3
           Business Segments
            Standard Property-Casualty                                                               4
            Life and Health Insurance                                                                7
            Non-Standard Auto Agency                                                                 7
            Specialty Lines                                                                          8
            Corporate and Other                                                                      9
           Reserves                                                                                  9
           Investments                                                                              11
           Regulation                                                                               11
           A.M. Best                                                                                12
           Competition                                                                              12
           Employees                                                                                12
Item 2     Properties                                                                               13
Item 3     Legal Proceedings                                                                        13
Item 4     Submission of Matters to a Vote of Security Holders                                      14

           Part II
Item 5     Market for Registrants' Common Equity and Related Stockholder Matters                    15
Item 6     Selected Financial Data                                                                  16
Item 7     Management's Discussion and Analysis of Results of Operations and Financial Condition    17
Item 8     Financial Statements and Supplementary Data                                              23
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures    49

           Part III
Item 10    Directors and Executive Officers of the Registrants                                      50
Item 11    Executive Compensation                                                                   50
Item 12    Security Ownership of Certain Beneficial Owners and Management                           50
Item 13    Certain Relationships and Related Transactions                                           50

           Part IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         51

                Special Note Regarding Forward-Looking Statements

     Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning Vesta or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in Vesta's filings with the Securities and Exchange Commission, including exhibit
99.1 to this Report on Form 10-K. If any of these assumptions or opinions proves incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

                                     PART I

                                Item 1. Business

Business Overview

     As used in this Annual Report, unless the context otherwise requires, the terms "Vesta," "we," and "our" refer to Vesta Insurance Group, Inc., a Delaware corporation, and its subsidiaries, collectively.

     Vesta is an insurance holding company that offers a wide range of insurance products for consumers. Our largest business segment is standard property-casualty insurance, which underwrites and sells personal automobile and residential property products distributed through approximately 1,500 independent sales agencies. Our standard lines business, like that of most of our competitors, experienced increasing loss costs relative to pricing in recent years, resulting in less than anticipated underwriting profits. Recognizing these loss cost trends, we applied for and received approval for 50 rate changes at an average of approximately 8% increase in 2001 in a number of key markets. We believe these rate increases will begin to positively impact our underwriting results in the second half of 2002 after we have earned a full year of increased premiums from policies issued and renewed after the rate increase took effect. In addition to rate increases, we took other actions in 2001 to improve our results in the standard lines segment, including reducing the number of active agencies in the Shelby-Vesta operations by approximately 40% and migrating a substantial portion of our policy processing from an outside vendor to an in house system.

     In the standard lines segment, we also acquired Florida Select Insurance Holdings, Inc. in 2001. Florida Select is one of the largest insurers of residential property in the state of Florida. We intend to leverage Florida Select's expertise in selecting and managing risk in catastrophe prone areas to improve our underwriting in our existing business, particularly the northeastern United States which is subject to hurricane risk, as well as to expand into other geographic areas such as Texas, South Carolina and California.

     The operating earnings in our standard lines segment are not highly predictable because they are subject to weather related damages and catastrophic events such as hurricanes and tropical storms. Over the last three years, we have executed a strategy to grow and stabilize operating earnings by entering other businesses with lower volatility of earnings. To this end, we have:

     . Entered the life and health insurance and annuity business, which is subject to more predictable and extended claim payment (loss) patterns, thereby stabilizing underwriting results and providing greater opportunities to earn investment income;

     . Developed an agency operation to earn fee and commission income from the distribution of non-standard automobile insurance policies; and

     . Began offering specialty "fronting" products in exchange for fees to agencies and reinsurers who produce and underwrite large programs, particularly non-standard auto programs, but which do not have the state licenses necessary to issue the policies directly.

     Vesta, a Delaware corporation, was founded in 1993 as a subsidiary of Torchmark Corporation ("Torchmark") to be the holding company for Torchmark's property and casualty subsidiaries. We completed our initial public offering in 1993, and, at that time, Torchmark retained ownership of approximately 25% of our shares of capital stock and was our largest shareholder. Torchmark divested its remaining shares of our capital stock in 2000.

Significant Developments

     The following events have occurred since January 1, 2001 and have had a positive impact on Vesta:

     . Settlement of Securities Litigation: In the fourth quarter of 2001, we settled the securities litigation that had been pending against Vesta and certain current and former officers and directors since June 1998.

     . Strengthening of the Balance Sheet: During 2001 and in 2002, we continued to engage in transactions to reduce annual interest expense obligations and improve our debt to total capital ratio:

               . On January 26, 2001, we effectively retired 2,950,000 shares of Series A Convertible Preferred Stock, eliminating $2.25 million in annual dividend payments. The preferred stock holders converted the preferred stock pursuant to their original conversion terms, and we then repurchased the 5,900,000 shares of common stock issued upon conversion for $15 million cash and a $32.2 million note. We subsequently resold 5.5 million of these shares in privately negotiated transactions and repaid the $32.2 million note in full on March 14, 2001.

               . Debt Exchanges and Repurchases: During 2001 and through February 2002, we redeemed $10.8 million face amount of our 8.525% Deferrable Capital Securities for approximately 1.03 million shares of Vesta common stock. We also redeemed $11.6 million face amount of our 8.75% Senior Debentures for 1.03 million shares of Vesta common stock.

          As a result of this series of transactions, we reduced our outstanding debt by approximately $22.4 million and have reduced our annual ongoing interest obligations by $1.9 million. These transactions also continued the reduction of our debt to total capital ratio from 48.5% at December 31, 1999 to 33.8% at December 31, 2001.

     . Acquisition of Florida Select Insurance Holdings, Inc.: In 2001, we closed on a $64.5 million acquisition of Florida Select Insurance Holdings, Inc. Florida Select is one of the largest insurers of residential property in Florida. To finance the acquisition, we completed a public offering of 8.625 million shares of our common stock in June 2001, resulting in net proceeds of approximately $64 million.

     . Formation and Growth of Non-Standard Auto Business: In 2001, we began reporting results in a non-standard automobile business segment due to our acquisition of approximately 52% economic interest of Instant Insurance Holdings, Inc. In December 2001, we increased our majority ownership in Instant Insurance Holdings to approximately 92%. Instant Insurance Holdings and Vesta affiliates acquired several non-standard auto wholesale and retail agencies in 2001 and in early 2002:
               . Instant Insurance Holdings gained control of the Spacecoast agencies in Florida;
               . Instant Insurance Holdings acquired A-Affordable Insurance agency in Texas;
               . In January 2002, Vesta formed a new agency and acquired certain assets of InsureOne Independent Insurance Agency, Inc., a non-standard insurance agency headquartered in Chicago. In addition, Vesta acquired the renewal rights to the non-standard auto business of InsureOne's insurance company's affiliates, Gallant Insurance Company and Valor Insurance Company;
               . In February 2002, Instant Insurance Holdings, Inc. acquired certain assets of the non-standard auto business of Harbor Insurance Group, Inc and purchased the stock of Old American Investments, Inc.

     . Increase in Annual Dividend Rate: In May 2001, the Board of Directors doubled the annual dividend rate to $0.10 per share.

     . Life and Health Insurance Acquisitions: Our lead life insurance subsidiary, American Founders, continued to execute its growth strategy of acquiring blocks of policies and efficiently integrating them into its operations. In August 2001, American Founders acquired Washington Life Insurance Company. Also, American Founders acquired Teton National Insurance Company and Imperial General Life Insurance Company.

     . Increase in Share Repurchase Authority: In November 2001, the Board of Directors authorized company management to repurchase up to an additional 5 million shares of its common stock. During 2001, we repurchased 1,410,210 shares of our common stock at prices ranging from $5.75 to $11.57.

Business Segments

     Summary. In 2001, we changed our segment reporting to reflect the start-up of the non-standard automobile agency business. This data should be read in conjunction with our Consolidated Financial Statements and related notes thereto. For additional information on our business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note K to the Consolidated Financial Statements. Each segment is discussed in detail on following pages.

Standard Property-Casualty

     General. In our standard property-casualty segment, we write primarily personal auto and residential property insurance, along with other miscellaneous products targeted for particular markets. For the last several years, we have taken a disciplined approach to our standard property-casualty business, maintaining relationships with only our core agencies. Our independent agency force stands at approximately 1,500 agencies. These agents have historically produced our most profitable business. As a result of this approach, our gross written premium in this segment declined in 1999 and 2000, but premium increased in 2001 largely due to the acquisition of Florida Select Insurance Holdings, Inc. Through these actions, we believe we are positioned to achieve an underwriting profit from our standard property-casualty operations and strengthen our relationships with our most profitable independent agencies. The following table shows our combined ratio and surplus leverage in our standard lines segment:

       Selected Operational Ratios for Standard Property-Casualty Segment

                                              2001         2000         1999
                                              ----         ----         ----
Loss and LAE ratio                            64.7%        58.6%        66.5%
Underwriting expense ratio                    34.9%        37.1%        30.3%
                                              ----         ----         ----
Combined ratio                                99.6%        95.7%        96.8%
                                              ====         ====         ====

Net premiums written to Surplus Ratio         1.12x         .76x         .98x
                                              ====         ====         ====

     The following table illustrates the source of our gross premium written in our standard property-casualty lines operations. This data should be read in conjunction with our consolidated financial statements and related notes appearing later in this annual report.

                             Year Ended December 31

                            2001                       2000                       1999
                       ---------------   ---------------------------------   --------------
                                         (in thousands,except percentages)
Residential Property   $179,813    63%         $121,483            54%       $107,025    42%
Personal Auto           104,667    36%           98,449            44%        141,868    56%
Other                     2,046     1%            3,405             2%          6,098     2%
                       --------------    ---------------------------------   --------------
     Total             $286,526   100%         $223,337           100%       $254,991   100%
                       ==============    =================================   ==============

     Residential Property. Our residential property, homeowner and dwelling insurance products cover the full range of homes, starting with lower valued dwellings in the $10,000 to $50,000 range, through middle valued homes in the $50,000 to $150,000 range, and occasionally we insure higher valued homes up to $10 million. The majority of our homeowners business covers properties valued between $40,000 and $250,000.

     We write residential property insurance through various insurance subsidiaries, but we generally divide it into four books of business:

          . Hawaiian coverage, primarily written by our wholly-owned subsidiary, The Hawaiian Insurance and Guaranty Company, Ltd.;
          . The Property Plus business, a large book of homeowners business that we acquired from CIGNA in 1998;
          . Shelby homeowners, written through our wholly owned subsidiary, Shelby Insurance Company;
          . Florida and Texas residential property business, written through our wholly owned subsidiary, Florida Select Insurance Holdings, Inc., which we acquired in 2001.

     Our Hawaiian homeowners business generally covers higher valued dwellings against fire and other catastrophic loss. Until recently, we did not underwrite significant wind, or hurricane, risk of loss in Hawaii, because most policyholders procured that coverage through a state-sponsored insurance pool. In 2000, that state insurance pool disbanded, and many of our policyholders began purchasing wind, or hurricane, coverage from us in Hawaii. Although this increases the total risk in our Hawaiian portfolio, we have effectively managed this risk through reinsurance coverage procured in the capital markets as well as the traditional reinsurance markets. During 2000, Vesta entered into a transaction with NeHi Re, L.P., a special purpose limited syndicate under the INEX Insurance Exchange, to provide $50.0 million of excess-of-loss reinsurance protection to potential losses arising in Hawaii and in the Northeast United States for a period of three years. We paid $3.0 million in annual premiums for this catastrophe reinsurance. In 2001, we wrote approximately $17.4 million in annual premiums in this book of business.

     Our Property Plus book of business covers mid-to-high valued homes primarily in the northeastern region of the United States as well as a limited amount across the entire country. We have taken a conservative approach in the northeastern section of the country and minimized our exposure on the coastal regions. This book of homeowners business was acquired from CIGNA in 1998 through a reinsurance arrangement, coupled with CIGNA's commitment to use reasonable efforts to cause the policyholder base to renew their coverage with us. In 2001, we wrote approximately $52.0 million in annual premium in this book of business.

     The Shelby homeowners business focuses on the Midwestern and Mid Atlantic sections of the United States covering homes primarily from $100,000 to $250,000 in value. Homes in this book of business have very minimal exposure to hurricanes. This section of our business had a renewal rate of approximately 86% for 2001, and we wrote $32.5 million in annual premium in 2001.

     Florida Select utilizes various risk management techniques to underwrite residential property in Florida, Texas and South Carolina. The majority of Florida Select's policyholders are former customers of the Florida Residential Property and Casualty Joint Underwriting Association ("JUA"), a state sponsored insurer created by the Florida Legislature following Hurricane Andrew in 1992. Florida Select was originally organized for the purpose of assuming policies from the JUA, which initiated various incentives programs to encourage carriers to assume the policies from the JUA. Florida Select was one of the first companies to assume policies from the JUA and it has operated profitably since its inception. In addition to renewals of policies assumed from the JUA, Florida Select produces new business through its wholly owned subsidiary, Florida Select Insurance Agency, Inc. Florida Select also owns Select Insurance Services, Inc., the attorney-in-fact for Texas Select Lloyds Insurance Company, which is a Texas unincorporated association.

     Personal Auto. Our standard personal auto line targets drivers over age thirty-five with above average driving records. We write policies with liability limits up to $500,000, with personal umbrella liability coverage available up to $5 million. The vast majority of our personal umbrella coverage is written at limits of $1 million or $2 million. We write the majority of our standard auto business in Ohio, Pennsylvania, Tennessee, West Virginia, Illinois, and Wisconsin through The Shelby Insurance Company and its affiliated companies. Our renewal rate for this line of business was approximately 83% for active agents in 2001.

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

     Exposure to Catastrophic Events. In our standard lines operations, the greatest risk of loss we face is property damage resulting from catastrophic events, particularly hurricanes and tropical storms affecting Hawaii, the northeastern United States and Florida. Our exposure to loss from other catastrophic events, such as tornadoes and earthquakes, is not as significant, because we do not insure significant levels of property in areas traditionally affected by these events. While we seek to reinsure a significant portion of our risk of catastrophic losses, there can be no assurance that our losses will be within the coverage limits of our reinsurance programs.

     Exposure to Mold Claims. Our standard lines operations experienced growth in Texas during the latter half of 2001 and we have been diligent in attempting to contain our exposure to mold claims not only in Texas, but also in all of our markets. Effective February 15, 2002, all of the policies written or renewed in Texas will have an endorsement that limits our exposure to mold to $5,000 per policy unless policyholders choose to buy back coverage up to the full amount of the policy limit.

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

     Although we reinsure a significant portion of potential losses on the policies that we issue, we initially pay all claims and seek to recover the reinsured losses from our reinsurers. Although we report as assets the amount of claims paid which we expect to recover from reinsurers, there is no guarantee that we will be able to collect those amounts. The possibility exists that reinsurers would be unable to pay, or reinsurers may dispute our calculation of the amounts recoverable. In either of these circumstances, we may not have the anticipated liquidity to pay the claims on the reinsured policies. We believe that our procurement of a portion of our reinsurance through the capital markets in the manner described above mitigates these credit and collection risks inherent in the traditional reinsurance market.

     Marketing. We have chosen to distribute our standard property-casualty products through Independent Insurance Agents. We strive to develop and maintain relationships with agencies in rural or suburban areas and provide them with above average compensation when policies are issued through our companies. Our product offerings in the standard property-casualty market fit the needs of a wide range of consumers. Vesta supports its agency force through advertising and promotions aimed to create top-of-mind awareness of the agency and our companies as well as creating business to business technology that has the potential to increase agent productivity while decreasing our operating expenses.

     We believe that the Independent Agent is best able to sell and service the needs of our target market because of the agent's close relationship with their customers. Consumers who use independent agents typically keep using the services of the same independent agent year after year. This means once Vesta acquires a new customer, the likelihood that particular customer will renew his/her policy with us the following year is very high. This will keep our policy acquisition expenses to a minimum over time. We currently have a marketing force of approximately 1,500 agencies in 24 states that distribute our standard property-casualty products.

     Our agency force has a voice in Vesta through the Agency Advisory Council. The Council was created to foster ideas and give the agents the opportunity to suggest new initiatives to improve both our businesses. In 2001, we implemented a stock incentive plan for our agents so that top-performing agents have the opportunity to acquire Vesta common stock at a discount to market prices.

     The following table sets forth the principal geographic distribution of our gross premiums written in our standard property-casualty business for the three years indicated. The states listed below comprise the ten states with the largest gross premiums written for the year ending December 31, 2001 and their comparative amounts for prior years.

                           Standard Property-Casualty
                              Gross Written Premium
                             Year Ended December 31

                       2001               2000               1999
                 ----------------   ----------------   ----------------
Florida          $ 65,585    22.9%  $  1,815     0.8%  $  1,029     0.4%

Pennsylvania       43,655    15.2%    40,305    18.0%    48,822    19.1%
West Virginia      28,187     9.8%    25,258    11.3%    26,677    10.5%
Hawaii             20,909     7.3%    17,187     7.7%    18,426     7.2%
Texas              14,550     5.1%     2,607     1.2%    18,992     7.4%
Ohio               13,594     4.7%    15,126     6.8%    19,307     7.6%
North Carolina     11,609     4.1%     9,910     4.4%    10,426     4.1%
New York           11,229     3.9%     9,877     4.4%     1,983     0.8%
Tennessee          10,434     3.6%    14,971     6.7%    20,065     7.9%
Illinois            9,485     3.3%    11,642     5.2%    15,936     6.2%
All Other          57,289    20.1%    74,639    33.5%    73,328    28.8%
                 ----------------   ----------------   ----------------
Total            $286,526   100.0%  $223,337   100.0%  $254,991   100.0%
                 ================   ================   ================

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

     Claims. Claim costs represent actual payments made and changes in estimated future payments to be made to or on behalf of policyholders, including expenses required to settle claims and losses. These costs include a loss estimate for future assignments and assessments. Claims arising under our policies are managed by our Claims Department. When we receive notice of a loss, our claims personnel open a claim file and establish a reserve based on specific loss codes with respect to the loss. All claims are reviewed and all payments are made by our employees, with the exception of claims on certain products, which are adjusted by a managing general agency and periodically audited by our claims personnel. Management believes that utilizing our trained employee adjusters permits faster, more efficient service at a lower cost.

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

     Systems. In 2001, we completed a conversion of substantially all our Shelby policy management systems to an in-house system. We have been working to upgrade our core infrastructure and expanding the scope of our capabilities in recent years. The policy management systems conversion was the last major expense that we intend to incur as a result of the integration of the Shelby Companies acquisition.

     Our efforts in e-commerce and technology have a high priority, and during the year we intensified our resources devoted to Internet-based technology. To assist the marketing and servicing capabilities of our agency force, we maintain an Internet-based programs that give agents the ability to quote, enter new business, perform endorsements and perform inquiries on policies, billing and claims. This information is exchanged through Vesta Internet Access (VIA), which is located on our web site -- www.vesta.com -- and provides Agents fast, convenient access to product, policy and claims information. We are committed to utilizing the latest electronic technology to allow our agency force to securely conduct transactions, access information and communicate with our insurance subsidiaries.

Life and Health Insurance

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

     Life and health insurance is expected to have a different impact on Vesta's earnings stream as compared to property-casualty business. Losses in the property-casualty business are difficult to predict due to potential catastrophes, such as hurricanes, tornadoes and other weather-related events. In addition, losses in the property-casualty line can take years to ultimately determine due to litigation and other factors. On the other hand, financial results from life and health insurance businesses are easier to predict and the ultimate results are not as volatile. Accordingly, we believe that our earnings from the life and health segment should be more predictable and consistent than our property-casualty segment.

     Primary Products. The primary products of our life and health segment consist of traditional life products, universal life products, annuity and pension contracts and related products. Fixed-rate annuities are a substantial portion of our offerings. The critical illness product is designed to bridge the gap between disability insurance and life insurance by paying the face amount of the policy at death or earlier in the event of the occurrence of certain critical illnesses, such as Alzheimer's disease, organ transplants or loss of sight.

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

Non-Standard Auto Agency

     Our mission for the non-standard agency segment is to acquire, develop and grow non-standard auto insurance agencies consisting of operations with both "wholesaling" and "retailing" capabilities. Generally, a non-standard auto "wholesaler," or managing general agency ("MGA"), provides marketing, policy issuance, underwriting, policy billings, claims management and other client services on behalf of various insurers. The MGA utilizes independent "retail" agencies or captive "retail agencies" to produce customers (insureds). A "retail" agency advertises to acquire customers and provides points of sale/service to customers and through convenient and sometimes extensive branch store locations. A fully integrated non-standard auto agency operation should include a common "wholesaler" with the technology and resources necessary to support an ever-expanding "retail" branch network. In 2001, we took important steps towards developing such an operation through acquisitions.

     Recent Acquisitions. Structurally, we own approximately 92% of the outstanding stock of Instant Insurance Holdings, Inc., which serves as a vehicle to acquire both wholesale and retail insurance agencies. In 2001 and the first quarter of 2002, we acquired five "wholesale" agencies and two "retail" agencies which collectively produced approximately $250 million in premium during the twelve months ended 2001:

          . Spacecoast Agencies, of which we own 75%, a "wholesaler" operating primarily in the state of Florida, which produced approximately $28 million in annual premium in 2001;

          . A-Affordable, a fully integrated MGA with its own captive "retail" agency network operating through approximately 38 retail stores in the state of Texas, which produced approximately $26 million in premium in 2001;

          . Harbor Insurance Managers, a "wholesaler" utilizing independent retail agencies operating in Texas, Nevada and New Mexico, which produced and administered approximately $29 million in premium in 2001. We anticipate discontinuing the business in Nevada in 2002;

          . American Agencies General Agency (formerly affiliated with Old American County Mutual), a "wholesaler" utilizing independent agencies operating in Texas, which produced approximately $38 million in premium in 2001;

          . InsureOne, a "wholesale" and "retail" agency utilizing both captive and independent retail agencies operating in the states of Illinois, Missouri, Indiana, Wisconsin and Iowa, which produced and administered approximately $121 million in premium in 2001. InsureOne's captive retail agencies operate through 99 retail stores located primarily in Illinois and Missouri. This agency was initially acquired by subsidiaries other than Instant Insurance Holdings, but we anticipate contributing these assets to Instant Insurance Holdings in 2002.

     During 2002, we are focused on integrating the various technological platforms that we have acquired with the "wholesale" and "retail" agencies into a common information system and administration platform capable of providing more cost efficient support for all policies distributed through the operation. The call center which Instant Insurance Holdings had developed prior to implementation of its acquisition strategy has already proven to be an effective and complimentary tool to the retail agencies that we have acquired, even as they continue to operate independently. As the "wholesale" functions of our agency operation are centralized and refined, we believe that we will experience even greater operational synergies and cost saving opportunities.

     Financial Summary. The primary sources of revenue in our non-standard auto segment are (i) agent's commissions and fees collected by retailers and (ii) policy fees and commissions collected by wholesalers. These revenue streams are not risk-bearing and are intended to be more stable than the related underwriting income, which is earned by the insurers and reinsurers who bear the underwriting risk on the business produced by our agencies. A typical agency contract provides for a minimum commission or a fixed policy fee on all business produced. However, the level of "profit sharing" commissions that we collect in excess of contractually stated minimums is directly related to the losses incurred on the policies produced in relation to written premium (i.e., loss ratios).

     The primary expenses of our retail agency operation are workforce costs, advertising, and rent. In our wholesale operations, the major expense is commissions to independent agencies.

     Consolidation Strategy. We believe the consolidation of the production and administration of smaller books of business into a larger book of business subject to common agency contracts and reinsurance will increase marginal revenues and decrease marginal expenses. From a revenue perspective, we believe that such consolidation will generate increased revenue from the overlay of better technological platforms, infrastructure and business approach, as well as stronger leverage based on increased volumes to negotiate more favorable commissions, profit sharing and reinsurance terms. From an expense perspective, we believe that once we have successfully integrated to common and more efficient systems, we should be able to increase the volume of business produced, with proportionately less relative increases in fixed cost.

     Fronting Companies and Risk Bearers. In our non-standard auto agency operation, we typically contract with various carriers to issue the policies which we distribute. In turn, those carriers will typically cede substantial amounts of premiums received on those policies to various reinsurers, depending upon the carrier's appetite for underwriting risk, and the availability and pricing of reinsurance. Generally speaking, the issuing carrier retains anywhere from 10% to 100% of the underwriting risk, and cedes the balance to reinsurers. An issuing carrier that cedes more than 80% of the premiums and liabilities arising from its policies to reinsurers is generally known as a "fronting" company. Such a fronting company typically earns in addition to underwriting income, the collection of "front" fees from reinsurers as compensation for the use of its licenses, rate and form filings and other assets necessary to issue insurance policies. From time to time, our affiliated insurance companies may act as a fronting company and bear underwriting risk as an issuing carrier or reinsurer for the non standard business produced by our agency. See, Specialty Lines, below.

Specialty Lines

     As a holding company for 14 insurance subsidiaries, we hold certificates of authority to write various types of insurance in 48 states. In many states, we have several insurance company subsidiaries licensed to write the same types of insurance business, and we are licensed to write business in other states where we are not actively underwriting business. We use our authority to write business in these circumstances, which would otherwise go unused, to write certain lines of business and reinsure the risks in exchange for fees. This can be a valuable asset to reinsurance companies desiring to underwrite insurance business in these states but which do not hold certificates of authority to do so. We may also decide to retain some underwriting risk on selected business, at our discretion and any underwriting results that we retain will be reported in this segment.

     Non-Standard Auto. Certain of our affiliated insurance companies may issue or reinsure the policies of insurance distributed by our agency operation or unaffiliated agencies. To the extent our insurance companies retain underwriting risks, the results of such risk retention, including premiums received, loss and loss adjustment expenses, policy acquisition expenses, and the resulting underwriting income or loss, is reported separately in the specialty lines segment. In addition, where one of our affiliated insurers acts as an issuing carrier or "fronting" company for the policies distributed by the agency operation, the fronting fee, less the policy fees paid to the "wholesale" agency for administering such policies, will be recorded as revenues in the specialty lines segment.

     In 2001, Vesta affiliated insurance carriers, acting as either issuing carrier or an intermediate reinsurer, bore the underwriting risk on approximately $10.2 million of net earned premium of the non-standard auto business. The underwriting results and related fronting fees earned on this non standard auto business is shown in the table below.

             Selected Operational Ratios for Specialty Lines Segment

                                                           2001            2000
                                                          ------          ------
Loss and LAE ratio                                          77.4%          60.2%
Underwriting expense ratio                                  22.8%          22.2%
                                                          ------          -----
Combined ratio                                             100.2%          82.4%
                                                          ======          =====
Fronting fees, net of expenses                            $3,961          $ 977

     For 2002, we generally anticipate that our affiliated insurance carriers will retain anywhere from 10% to 40% of the underwriting risk associated with the policies of the non-standard auto insurance written in this segment, resinsuring the balance to high quality reinsurers. Depending on market conditions, we may increase or decrease the amount of underwriting risk retention that our affiliated insurance companies elect to retain on this business produced by our affiliated agency. While we believe that most of our non-standard auto underwriting activities will be related to the policies produced by our agency operation, we will also continue to issue non-standard auto policies produced by non-affiliated agencies and retain underwriting risks on such policies in the normal course of our specialty lines operations.

     Other: In addition, given our certificates of authority and infrastructure, we believe we are well positioned internally to provide specialty insurance for certain additional coverages. Due to external market requirements, however, we believe our opportunities to provide additional types of specialty insurance depends, in large part, on improved ratings from our various rating agencies, including A. M. Best Company.

Corporate & Other

          Our corporate and other segment primarily consists of net investment income on capital, interest on all debt, Tait Advisory Services, Mound Agency, and certain overhead expenses not directly associated with a particular segment. Vesta acquired Tait Advisory Services in 2000 and has grown with offices in Birmingham, New York, Chicago, Kansas City and Louisville. Tait Advisory Services is a specialized consulting firm with experienced professionals who devise solutions to complex business problems and disputes. Founded in 1996, the firm specializes in providing financial, economic and strategic counsel to companies involved in litigation, financial challenges and management performance issues. The Mound Agency is a distributor of life insurance, annuities, long term care insurance, and other financial products. With more than 25 years of service, Mound Agency operates in 22 states.

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

     Reserves are established to insure that adequate funds are available to pay all expected losses. To insure that an insurance company's investments are sufficiently liquid to pay these losses, the Illinois Department of Insurance imposes a "reserve reconciliation test" which generally requires an insurance company to maintain a certain amount of liquid, high quality assets. At December 31, 2001, Vesta Fire's qualifying assets exceeded the minimum required amount by approximately $8.8 million. See, "Investments" and "Management's Discussion and Analysis - Liquidity and Capital Resources."

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

     The following table provides a reconciliation of beginning and ending property-casualty liability balances on a GAAP basis for the periods indicated:

                                                                   Year Ended December 31,
                                                                2001        2000        1999
                                                             ---------   ---------   ---------
                                                                     (in thousands)
Gross Losses and LAE reserves at beginning of year           $ 263,689   $ 354,709   $ 504,911

Reinsurance Receivable                                        (170,050)   (186,559)   (206,139)
                                                             ---------   ---------   ---------
Net Losses and LAE reserves at beginning of year                93,639     168,150     298,772
Acquisitions                                                    22,019          --          --

Increases (decreases) in provisions for losses and LAE for
      claims incurred:
      Current year                                             162,984     169,333     268,931
      Prior year (1)                                            34,355      (5,862)    (22,167)
Losses and LAE payments for claims incurred:
      Current year                                            (119,668)   (120,888)   (198,503)
      Prior year                                               (79,613)   (117,094)   (178,883)
                                                             ---------   ---------   ---------
Net Losses and LAE reserves at end of year                     113,716      93,639     168,150
Reinsurance Receivable                                         167,281     170,050     186,559
                                                             ---------   ---------   ---------
Gross loss and LAE Reserves                                  $ 280,997   $ 263,689   $ 354,709
                                                             =========   =========   =========

          (1) The adverse development of $34.4 million is primarily attributable to a $30.0 million pre-tax charge taken in our discontinued lines. See Note Q to the Consolidated Financial Statements for further discussion.

     The reconciliation between statutory basis and GAAP basis reserves for each of the three years in the period ended December 31, 2000, is shown below:

                                                                 Year Ended December 31,
                                                               2001       2000       1999
                                                             --------   --------   --------
                                                              (in thousands)
Statutory reserves                                           $156,659   $142,116   $207,351
Retroactive Reinsurance and other amounts                     (42,943)   (48,477)   (39,201)
Gross-up of amounts netted against Reinsurance recoverable    167,281    170,050    186,559
                                                             --------   --------   --------
Reserves on a GAAP basis                                     $280,997   $263,689   $354,709
                                                             ========   ========   ========

     The following table shows the development of the reserves for unpaid losses and LAE from 1991 through 2001 for our insurance subsidiaries on a GAAP basis net of Reinsurance recoveries. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amounts of losses and LAE for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

                                                             Year Ended December 31,
                                                             -----------------------
                                1991      1992       1993       1994       1995       1996       1997       1998       1999
                              -------   --------   --------   --------   --------   --------   --------   --------   --------
                                                         (in thousands)
Liability for unpaid losses
and LAE                       $21,919   $ 21,976   $ 29,688   $ 66,648   $118,733   $112,932   $392,461   $298,772   $168,150
Paid (cumulative) as of
One year later                 13,166     20,517     20,761     51,527     88,377     86,978    197,477    178,883    117,094
Two years later                17,054     20,272     28,766     65,360    116,388    114,704    253,109    236,301    159,777
Three years later              16,810     20,281     34,776     66,490    125,299    131,342    287,385    264,896
Four years later               16,622     23,272     33,139     72,273    137,081    137,926    297,544
Five years later               18,140     20,994     38,222     81,156    139,485    141,234
Six years later                16,218     22,964     46,298     82,336    142,180
Seven years later              17,922     31,006     47,185     84,953
Eight years later              25,941     31,776     49,801
Nine years later               26,417     33,811
Ten years later                28,467
Liability reestimated as of
End of year                    21,919     21,976     29,688     66,648    118,733    112,932    392,461    298,772    168,150
One year later                 21,853     28,530     28,930     61,033    127,790     99,708    391,692    276,605    162,289
Two years later                19,009     27,914     34,219     66,582    110,437    144,986    353,969    255,915    183,236
Three years later              19,817     26,120     38,940     66,713    118,657    132,761    344,726    275,490
Four years later               16,470     30,435     41,517     76,863    146,090    140,775    346,551
Five years later               19,862     33,845     50,993     88,770    144,256    147,405
Six years later                23,760     40,317     53,330     86,357    152,941
Seven years later              29,574     37,953     51,482     95,278
Eight years later              33,388     35,850     60,230
Nine years later               30,973     44,057
Ten years later                38,653
Cumulative redundancy/
(deficiency)                  (16,734)   (22,081)   (30,542)   (28,630)   (34,208)   (34,473)    45,910     23,282    (15,085)

                                2000       2001
                              --------   --------
Liability for unpaid losses
and LAE                       $ 93,639   $113,716
Paid (cumulative) as of
One year later                  79,613
Two years later
Three years later
Four years later
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Liability reestimated as of
End of year                     93,639    113,716
One year later                 127,994
Two years later
Three years later
Four years later
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Cumulative redundancy/
(deficiency)                   (34,355)

     We reinsured a number of casualty risks in the early 1980's which could result in claims for coverage of asbestos related and other environmental impairment liabilities to the extent that such liabilities were not excluded from the underlying policies. Our exposure to a significant loss from an asbestos or environmental claim is mitigated due to the fact that our participation in the reinsurance treaties relating to these risks is only at the higher levels and our percentage participation in those layers is relatively low. In addition, we carry reinsurance which would mitigate the effect of any losses under these treaties. While there exists a possibility that we could suffer material loss in the event of a high number of large losses under these treaties, this is unlikely in management's judgment.

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

Investments

     Our consolidated investment portfolio consists primarily of investment grade fixed income securities. Our portfolio is managed subject to investment policies and guidelines established by management and the Board of Directors. Our cash and investments at December 31, 2001, totaled approximately $1.1 billion:

                                                    Amount at which
                                                    Shown on Balance     % of
                                                         Sheet         Portfolio
Type of Investment                                  ----------------   ---------
                                                     (in thousands)
Cash and short-term investments                        $   64,777         6.1%
Fixed maturity portfolio                                  807,197        76.2%
Equity securities                                          31,431         3.0%
Mortgage and collateral loans                              43,978         4.2%
Policy loans                                               63,949         6.0%
Other invested assets                                      47,996         4.5%
                                                       ----------       -----
Total                                                  $1,059,328       100.0%
                                                       ==========       =====

     The value of the fixed maturities portfolio, classified by category, as of December 31, 2001, was as follows:

                                                     Amortized Cost   Fair Value
                                                     --------------   ----------
                                                     (in thousands)
United States Government                                $ 76,161       $ 79,561
Asset-backed securities                                  372,396        382,982
Corporate                                                305,820        312,346
Municipals                                                30,672         32,308
                                                        --------       --------
Total                                                   $785,049       $807,197
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

     In addition to the regulatory supervision of our insurance subsidiaries, we are also subject to regulation under the Illinois, Hawaii and Texas Insurance Holding Company System Regulatory Acts. These Holding Company Acts contain certain reporting requirements including those requiring us (or Vesta), as the ultimate parent company, to file information relating to our capital structure, ownership, and financial condition and general business operations of our insurance subsidiaries. These Holding Company Acts contain special reporting and prior approval requirements with respect to transactions among affiliates. The Illinois Holding Company Act is generally the most significant to us since it governs our relationship with Vesta Fire, our principal insurance subsidiary.

     The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, privacy regulation, age and sex discrimination, financial services regulation and federal taxation, do affect the insurance business. Legislation has been introduced from time to time in recent years which, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry.

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

     At December 31, 2001, the total adjusted risk-based capital as a percentage of authorized control level were as follows for our principal insurance subsidiaries:

Vesta Fire Insurance Corporation                  550%
American Founders Life Insurance Company          561%

     Restrictions on Dividends to Stockholders and Transactions between
Affiliates: Transactions between Vesta and its insurance subsidiaries, including the payment of dividends and management fees to Vesta by such subsidiaries, are subject to certain limitations under the insurance laws of those subsidiaries' domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends out of earned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. On October 29, 2001, the Illinois Insurance Department published a Company Bulletin that indicates that the Department interprets these dividend limitations to prohibit the payment of dividends if the insurer has negative or zero "unassigned funds" at the end of the prior year, as reported on its statutorily required annual statement. Our lead insurance subsidiary, Vesta Fire, reported negative "unassigned funds" on its annual statement for 2001. Accordingly, we may not be able to declare and pay a dividend from our lead insurance company subsidiary for the foreseeable future without prior approval.

     IRIS Ratios. The NAIC has developed its Insurance Regulatory Information System ("IRIS") to assist state insurance departments in identifying significant changes in the operations of an insurance company, such as changes in its product mix, large Reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. Such changes may not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. In 2001, Vesta Fire had 4 ratios which varied unfavorably from the "usual value" range and American Founders had 1 ratio which varied unfavorably from the "usual value" range.

A.M. Best Rating

     A.M. Best, which rates insurance companies based upon factors of concern to policyholders, rates our property-casualty insurance subsidiaries a "B+" (Very Good, in the Secure Rating Category). In addition, A.M. Best also rates our lead life insurance subsidiary, American Founders Life, "B+".

     Our standard property-casualty business is sensitive to A.M. Best ratings, which is subject to a host of uncertainties and risk factors more fully discussed in Exhibit 99.1 to this report.

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

Employees

     As of March 5, 2002, we employed 1,650 persons. Our employees are neither represented by labor unions nor are they subject to any collective bargaining agreements. Management knows of no current efforts to establish labor unions or collective bargaining agreements.

                               Item 2. Properties

Properties

     We lease approximately 115,000 square feet for our home office at 3760 River Run Drive, Birmingham, Alabama under a long-term operating lease. For our life and health insurance businesses, we lease approximately 25,000 square feet for our life insurance operations in Phoenix, Arizona, and approximately 13,000 square feet in Dallas, Texas under long-term operating leases.

     We consider the office facilities to be suitable and adequate for our current and anticipated level of operations.

                            Item 3. Legal Proceedings

Securities Litigation

     On October 26, 2001, Vesta executed a definitive agreement to settle the securities litigation that had been pending since June 1998 against Vesta and certain current and former officers and directors. On December 10, 2001, the Court approved settlement of the consolidated class action securities litigation in U.S. District Court in Alabama as to Vesta and its officers and directors for a total of $61 million in cash. A related derivative action lawsuit in the Circuit Court of Jefferson County, Alabama was also dismissed with prejudice. Vesta funded $21.0 million towards the settlement and the Company's excess directors and officers liability carriers funded the remaining $40.0 million. Vesta used its line of credit to finance its portion of the settlement and recorded a pre-tax one-time charge of approximately $25 million against earnings to cover Vesta's contribution to the settlement and other expenses incurred. We have now filed a claim with two of our upper level excess D & O insurers for their part of the settlement and related expenses. We have recorded a receivable of $5.4 million, which represents the amount currently due from those two excess D&O insurers

     Vesta determined to participate in the funding of the settlement and to take the related one-time charge against earnings as a result of the Cincinnati Insurance Company's attempted rescission of their $25 million directors and officers liability policy and denial of coverage. Vesta has sued Cincinnati in Alabama state court alleging that its actions were taken in bad faith and is vigorously pursuing that claim. The Cincinnati case is scheduled for trial in August 2002.

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

Arbitration

     As discussed in previous SEC filings, we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $55.9 million at December 31, 2001. Additionally we have previously collected approximately $48.5 million from the drawdown of collateral on hand.

     NRMA Insurance Ltd. ("NRMA"), one of the participants in the 20% whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought recession of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We filed for arbitration against the other two participants on the treaty and all those arbitrations are in their document discovery stages. While management believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in arbitration and their ultimate outcome cannot be determined at this time.

     During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from the Vesta. F&G Re is seeking to cancel the treaties and avoid its obligation. Based on the terms of the two treaties, Vesta will be entitled to recoveries of approximately $30.0 million as losses from prior accident years mature. Vesta has recorded a reinsurance recoverable of $30.0 million at December 31, 2001 related to these two treaties. The hearing in this arbitration began on February 11, 2002. The hearing was adjourned on February 15, 2002 and rescheduled to resume on June 11, 2002. While management believes that USF&G is not entitled to recession, the ultimate outcome cannot be determined at this time.

     We are in arbitration with CIGNA Property and Casualty Insurance Company (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claims are due under the terms of the treaty. In addition, during the fourth quarter, the treaty was terminated on a cut-off basis. Vesta is seeking recoupment of all improper claims payments and excessive expense allocations and charges from CIGNA. The arbitration was bifurcated into two phases with phase one concentrating on the interpretation of the intent of the parties related to the expense reimbursement provisions of the treaty at the time it was entered and phase two related to any issues between the parties after the Company conducts an audit of expenses related to the treaty. The phase one hearing was held in February 2002 and the panel ruled that (i) the Company is responsible for the payment of ceding commissions provided for in the treaty and should pay any outstanding billings for commissions, and paid claims plus interest; and (ii) the Company may proceed with an audit of expenses ceded to the treaty and (iii) the parties should identify any further issues to be brought before the arbitration panel for phase two of the hearing.

     If the amounts recoverable under the relevant treaties are ultimately determined to be materially less than the amounts that we have reported as recoverable, we may incur a significant, material, and adverse impact on our financial condition and results of operations.

     Other Litigation

     On January 14, 2002, the Company's subsidiary, American Founders, was notified of a lawsuit naming it as a defendant and brought by a creditor of the former parent of the subsidiary. This lawsuit (subsequently identified as the Blitz lawsuit) alleges, among other things, that American Founders redeemed its Series A and Series C preferred stock issues at less than "reasonably equivalent value". American Founders believes that the allegations brought against it in this lawsuit are without merit and intends to mount a vigorous defense in this action. In the opinion of management, resolution of the Blitz lawsuit is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect American Founders' future operations or cash flows in a particular period.

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

Quarterly high and low market prices of our common stock in 2001 and 2000 were as follows:

Quarter Ended                                               High      Low
2001
March 31                                                   $ 8.39    $ 4.50
June 30                                                     10.95      6.00
September 30                                                13.40      9.00
December 31                                                 13.05      5.72
2000
March 31                                                   $ 6.81    $ 3.88
June 30                                                      7.06      4.56
September 30                                                 6.75      4.56
December 31                                                  5.56      4.50

     Dividend Policy and History. The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition and earnings, the capital requirements of our operating subsidiaries, legal requirements and regulatory constraints.

     The dividends we paid on our common stock for the past three years were as follows (in thousands):

Quarter Ended                        2001      2000      1999
                                    ------    ------    ------

March 31                            $  239    $  235    $  698
June 30                                617       235       -0-
September 30                           872       235       -0-
December 31                            879       235
                                                           -0-

     Illinois, Hawaii and Texas impose restrictions on the payment of dividends to us by our insurance subsidiaries under their regulatory authority in excess of certain amounts without prior regulatory approval. See, "Business--Regulation--Restrictions on Dividends to Stockholders."

                         Item 6. Selected Financial Data

     The following information should be read in conjunction with Vesta's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K.

                                                                                        Year Ended December 31,
                                                                    2001          2000         1999          1998          1997
                                                                 ----------    ----------    ---------    ----------    ----------
                                                                               (in thousands, except share amounts)
Statement of Operations Data *
    Net premiums written                                         $  306,323    $  210,742    $ 227,807    $  264,839    $  150,526
    Net premiums earned                                             286,804       216,999      248,076       247,063       132,333
    Net Investment Income                                            63,918        45,903       25,949        26,565        31,960
    Policy fees                                                       7,674         4,386           --            --            --
    Realized gains (losses)                                          (1,172)       (2,061)      12,756         3,272         3,283
    Other                                                            16,420           903        4,527         5,473         2,094
                                                                 ----------    ----------    ---------    ----------    ----------
    Total revenues                                                  373,644       266,130      291,308       282,373       169,670
    Policyholder benefits, losses and LAE incurred                  205,546       135,042      165,014       167,413        69,645
    Policy acquisition and other operating expenses                 134,441        96,798       87,451       132,032        63,702
    Litigation settlement charge                                     25,000            --           --            --            --
    Loss on asset impairment                                             --            --           --        65,496            --
    Goodwill and other intangible amortization                        3,394         1,591        2,118         5,177         3,065
    Interest on debt                                                 17,565        15,105       13,215        14,054        10,859
                                                                 ----------    ----------    ---------    ----------    ----------
    Total expenses                                                  385,946       248,536      267,798       384,172       147,271
    Income (loss) from continuing operations before  taxes,
    minority interest,and deferrable capital securities             (12,302)       17,594       23,510      (101,799)       22,399
    Income taxes (benefit)                                           (4,490)        5,664        7,129       (29,395)        7,973
    Minority interest, net of tax                                     1,076         1,595           --            --            --
    Deferrable capital securities distributions, net of tax           1,394         1,986        5,632         5,449         5,051
                                                                 ----------    ----------    ---------    ----------    ----------
    Income (loss) from continuing operations                     $  (10,282)   $    8,349    $  10,749    $  (77,853)   $    9,375
    Income(loss)from discontinued operations, net of tax            (19,958)       (2,397)      12,706       (63,331)       27,485
    Extraordinary gain on debt extinguishments, net of tax              910         5,250           --            --            --
    Preferred stock dividend                                           (163)       (3,670)        (563)           --            --
    Gain on redemption of preferred securities, net of tax            7,068         9,190        9,548            --            --
    Net income (loss) available to common stockholders           $  (22,425)   $   16,722    $  32,440    $ (141,184)   $   36,860
                                                                 ==========    ==========    =========    ==========    ==========
    Diluted net income (loss) from continuing  operations
    per share                                                          (.46)         0.34         0.53         (4.20)         0.49
                                                                 ==========    ==========    =========    ==========    ==========
    Diluted net income (loss) from discontinued operations
    per share                                                         (0.75)        (0.10)        0.63         (3.41)         1.44
                                                                 ==========    ==========    =========    ==========    ==========
    Diluted net income (loss) available to common shareholders
    per share                                                         (0.84)         0.78         1.63         (7.61)         1.93
                                                                 ==========    ==========    =========    ==========    ==========
    Shares used in per share calculation                             26,652        24,255       20,202        18,549        19,053
    Cash dividends per share                                           0.09          0.05         0.04          0.15          0.15

Balance Sheet Data (at end of period)
    Total investments and cash                                   $1,059,328    $1,019,266    $ 483,997    $  634,668    $  656,816
    Total assets                                                  1,830,882     1,621,999      915,809     1,347,702     1,636,859
    Reserves for losses,  LAE & future policy benefits              976,167       923,973      354,709       504,911       596,797
    Long term debt                                                   79,432        86,419      141,876        98,302        98,602
    Federal Home Loan Bank advances                                 168,614       150,691           --            --            --
    Total liabilities                                             1,548,325     1,373,663      674,519     1,089,675     1,239,523
    Deferrable capital securities                                    23,250        33,225       41,225       100,000       100,000
    Stockholders' equity                                            259,307       215,111      200,065       158,027       297,336

Other Data
    SAP (1)
    Surplus                                                      $  235,935    $   275,270   $ 271,986    $  213,251    $  317,875
                                                                 ==========    ==========    =========    ==========    ==========

* As a result of Vesta's decision in 2000 to discontinue its reinsurance assumed business, and its decision in 1999 to discontinue its commercial lines segment, all periods presented have been reclassified to present operations on a continuing and discontinued basis.

(1) Statutory data have been derived from the financial statements of Vesta Fire Insurance Corporation, prepared in accordance with statutory accounting principles and filed with insurance regulatory authorities.

                 Item 7. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview

     Vesta writes insurance on selected personal lines risks only. Our standard property-casualty writings are balanced between risks of property damage (faster determination of ultimate loss but is highly unpredictable) and casualty exposure (more predictable but takes longer to determine the ultimate loss). We also write life and annuity business, and accident and health insurance business. Additionally, we are actively involved in the writing of insurance on our polices for the benefit of non-affiliated reinsurance companies, commonly referred to as servicing carrier or fronting, which generates fee-for-service income.

     Our revenues from operations are derived primarily from net premiums earned on risks written by our insurance subsidiaries, investment income and investment gains or losses. Our expenses consist primarily of payments for claims and underwriting expenses, including agents' commissions and operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Vesta's accounting policies are critical to understanding the results of operations as reported in the consolidated financial statements. Significant accounting policies utilized by Vesta are discussed in more detail in the notes to the consolidated financial statements beginning on page 28.

     Certain of these policies are considered to be important to the analysis of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The following describes the more complex policies involving a significant amount of management judgments about the valuation and the application of complex accounting standards and interpretations.

     Loss and loss adjustment expenses: Vesta has recorded liabilities for loss and loss adjustment expenses of $281.0 million at December 31, 2001. Vesta maintains property-casualty loss reserves to cover the estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. Reserves do not represent an exact calculation of the ultimate liability, but instead represent estimates, generally utilizing actuarial projection techniques. These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on an assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity and frequency, estimates of reinsurance recoverables, estimates of salvage and subrogation and other factors. Vesta believes its liability for loss and loss adjustment expenses is adequate, however given the inherent uncertainty in reserve estimates, there can be no assurance that the ultimate amount of actual losses will not exceed the related amounts currently estimated. Furthermore, any such differences, either positive or negative, could have a material effect on our results of operations and could be material to our financial position.

     Policy Liabilities: Vesta has recorded liabilities for life and accident and health reserves of $695.2 million at December 31, 2001. The reserves have been computed based upon mortality, morbidity, persistency and interest rate assumptions applicable to these coverages, including provisions for adverse deviation. These assumptions consider past experience and industry standards and may be revised if it is determined that future experience will differ substantially from that previously assumed.

     Collectibility of reinsurance recoverables: Vesta has recorded amounts recoverable from reinsurers on paid losses of $76.7 million at December 31, 2001. These recoverables are based on management's interpretation of reinsurance ceded contracts and the financial viability of the reinsurer. If the amounts recoverable under the reinsurance contracts are determined to be materially less than the amounts recorded, we may incur a material, adverse impact on our financial condition and results of operations. For further discussion of reinsurance recoverables and other amounts subject to estimation due to arbitrations with our reinsurers, see Note F to the Consolidated Financial Statements.

     Recoverability of other assets: Vesta has recorded amounts recoverable from other assets of $208.5 million at December 31, 2001, including deferred acquisition costs, deferred tax assets, and goodwill and other intangible assets. The methodologies and assumptions for determining the carrying value of these assets involve significant judgments made by management.

     Deferred acquisition costs represent the costs of acquiring new business, principally commissions, certain underwriting and agency expenses, and the cost of issuing policies. These costs are generally amortized over the life of the insurance contract or at a constant rate based upon the present value of estimated gross profits. Management periodically reviews these costs to determine their recoverability.

     Deferred tax assets are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. The deferred tax asset recorded at December 31, 2001 of $38.6 million primarily consists of net operating loss carryforwards. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The recoverability of the recorded deferred tax asset is contingent upon the generation of enough future taxable income to provide use of the net operating loss carryforward.

     Goodwill and other intangible assets are recorded on business combinations to the extent the purchase price exceeds the fair value of tangible assets acquired and liabilities assumed. Fair values of assets and liabilities assumed in a business combination are generally based on quoted market prices, however if such prices are not available, management utilizes other methods such as pricing models. The recoverability of the goodwill and other intangible assets recorded at December 31, 2001 is contingent upon the future performance of the related acquisitions and segments in which it is assigned.

     Fair value estimates: A significant amount of our recorded assets and liabilities are reported at fair value (and to a lesser extent at the lower of historical cost or fair value) including available for sale securities, equity securities, mortgage loans and collateral loans. Fair value is generally based on quoted market prices, however if such prices are not available, management utilizes other methods such as pricing models. The fair value estimate derived from pricing models may be different from the actual realized amount. Our valuation process is subjected to continuous management oversight and review. This review includes monitoring the credit quality of our invested assets and the adequacy of any underlying collateral.

Comparison of Fiscal Year 2001 to Fiscal Year 2000

     Income available to common shareholders decreased by $39.1 million, to a loss of $22.4 million for the year ended December 31, 2001, from income of $16.7 million for the year ended December 31, 2000. On a diluted per share basis, income available to common shareholders for 2001 was a loss of $0.84 per share versus income of $.78 per share for 2000. The decrease in income available to common shareholders is primarily attributable to an after-tax discontinued operations charge of $20.0 million in 2001 versus an after-tax discontinued operations expense of $2.4 million in 2000 and the recognition of a $16.3 million after-tax charge for the settlement of our securities class action lawsuit in 2001.

Standard Property-Casualty

     Net premiums written for standard property-casualty lines increased by $58.5 million, or 28.5%, to $264.0 million for the year ended December 31, 2001, from $205.5 million for the year ended December 31, 2000. Net premiums earned for standard property-casualty lines increased $33.3 million, or 15.6% to $246.1 million for the year ended December 31, 2001, from $212.8 million for the year ended December 31, 2000. The increase in net premiums written and net premiums earned is primarily attributable to the acquisition of Florida Select Insurance Holdings, Inc. on April 1, 2001.

     Loss and loss adjustment expenses ("LAE") for standard property-casualty lines increased by $36.8 million, or 29.5%, to $161.6 million for the year ended December 31, 2001, from $124.8 million for the year ended December 31, 2000. The loss and LAE ratio for property-casualty lines for the year ended December 31, 2001 was 64.7% as compared to 58.6% at December 31, 2000. The increase in loss and LAE incurred is primarily attributable to the increase in earned premium. The increase in the loss and LAE ratio is primarily attributable to deterioration in our Homeowners book, uninsured motorist coverage in Pennsylvania and a $1.4 million net loss on Tropical Storm Gabrielle.

     Policy acquisition expenses increased by $2.4 million, or 4.6% to $54.8 million for the year ended December 31, 2001, from $52.4 million for the year ended December 31, 2000 primarily due to an increase in earned premium, partially offset by a decrease in contingent commissions owed on profitable business. Operating expenses increased by $5.8 million or 21.8% to $32.4 million primarily due to increased costs incurred by Florida Select after our acquisition.

Life and Health Insurance

     In June, 2000, we entered the life and annuity business through a 71% investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas and we entered the health insurance business through the acquisition of Aegis Financial Corporation, a holding company for two life and health insurance companies domiciled in Texas, in December, 2000. American Founders and Aegis have approximately $2.5 billion (face value) of life and annuity products in force and $22.9 million of health insurance premiums in force at December 31, 2001. Life insurance premiums and policy fees were $14.1 million for the year ended December 31, 2001 compared to $5.3 million for the comparable prior period primarily due to the acquisition of Aegis in December 2000 and Washington Life in August 2001 and the inclusion of American Founders for a full year in 2001 versus six months in 2000. Health insurance premiums totaled $20.5 million for the year ended December 31, 2001 versus zero for the comparable prior period. Health insurance benefits incurred totaled $14.0 million for the year ended December 31, 2001 and health insurance commission expense was $6.3 million.

Specialty Lines

     Net premiums written for specialty lines increased by $9.6 million, to $11.8 million for the year ended December 31, 2001, from $2.2 million for the year ended December 31, 2000. Net premiums earned for specialty lines increased $9.1 million to $10.2 million for the year ended December 31, 2001, from $1.1 million for the year ended December 31, 2000. The increase in net premiums written and net premiums earned is primarily attributable a full year's worth of activity in this segment versus four months of activity in 2000 and an increase in retained risk in certain programs.

     Loss and loss adjustment expenses ("LAE") for specialty lines increased by $7.3 million to $8.0 million for the year ended December 31, 2001, from $.7 million for the year ended December 31, 2000. The loss and LAE ratio for specialty lines for the year ended December 31, 2001 was 77.4% as compared to 60.2% at December 31, 2000. The increase in loss and LAE incurred is primarily attributable to the increase in earned premium. The increase in the loss and LAE ratio is primarily attributable to increased losses from our California program.

     Policy acquisition expenses increased by $2.1 million consistent with the increase in earned premium. For the year ended December 31, 2001, we earned approximately $4.2 million of fronting fees compared to $1.0 million for the year ended December 31, 2000 primarily attributable to a full year's worth of activity in this segment versus four months of activity in 2000.

Non Standard Auto Agency

     The principal operating subsidiary of our non standard auto agency segment is Instant Auto. Its principal revenue stream is agents' fees and commissions. In the 4th quarter of 2001, Instant Auto completed the acquisition of A-Affordable Insurance Agency and Spacecoast Agency in Florida. In the 4th quarter, A-Affordable added $2.3 million of fees and commissions and Spacecoast recognized $2.4 million of fees and commissions. These acquisitions helped Instant Auto increase their fees and commissions for the year to $5.9 million and helped the non standard auto agency segment improve is pre-tax income to approximately breakeven in the 4th quarter from an approximate $1.0 million quarterly pre-tax loss in prior quarters. We expect continued improvement in revenue and profitability in 2002 as we integrate and consolidate these two acquisitions and the additional acquisitions that we have completed in the 1st quarter of 2002.

Discontinued Operations

     We discontinued our reinsurance assumed business and our commercial lines business in 2000 and 1999, respectively. Each was discontinued by non-renewal, however we remain obligated to settle claims on coverages provided prior to such non-renewal. We estimated the reserves required to fulfill these obligations at the dates of discontinuance and we continue to monitor these estimates with respect to ultimate settlement. As a result of an unexpected increase in the severity and volume of reported claims associated with both our commercial and assumed reinsurance lines and an increase in payments on claim reserves during 2001, we increased our expected losses from discontinued operations by approximately $19.5 million, net of tax. The increase in our expected losses with respect to our commercial business related to a variety of underlying coverages including general liability. These types of claims may take many years to fully develop and we must continue to monitor trends in their ultmate developments. Similarly, we experienced negative development in some of our assumed reinsurance contracts, principally related to certain homeowner coverages. These types of claims should fully develop over a comparatively shorter period of time. While we believe that the recorded reserves for discontinued operations at December 31, 2001 are adequate, further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

Net Investment Income

     Net investment income increased by $18.0 million, or 39.2%, to $63.9 million for the year ended December 31, 2001, from $45.9 million for the year ended December 31, 2000. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.25% for the year ended December 31, 2001, compared with 6.7% for the year ended December 31, 2000. The increase in investment income is primarily attributable to an increase in average invested assets from the American Founders acquisition and a decrease in investment yield resulting from a overall decrease in interest rates.

Income Taxes

     Income taxes decreased by $10.2 million, to a $4.5 million benefit for the year ended December 31, 2001. The effective rate on pre-tax income increased to 35% for the year ended December 31, 2001 versus 32.2% for the year ended December 31, 2000 due to lower tax exempt investment income and increased state income taxes in 2001 versus 2000.

Other

     There were a number of additional items that materially affected our results for 2001. In October, we settled our securities class action litigation for $61.0 million in cash plus expenses. In conjunction with this, the Company recorded a $25.0 million pre-tax charge. This charge is included in operating expenses in the Corporate and other segment.

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

Life Insurance

     On June 30, 2000, we entered the life and annuity business through an investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. American Founders has approximately $1.8 billion (face value) of life products in force and approximately $339 million of annuity deposits as of December 31, 2000. Premiums and policy fees were $5.3 million for the year ended December 31, 2000 compared to zero for the comparable prior period due to the acquisition of American Founders on June 30, 2000. American Founders has approximately $2.1 billion face amount of life insurance and annuities in force at December 31, 2000.

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

Liquidity and Capital Resources

     Vesta is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Insurance Group, a group of wholly owned insurance companies including Vesta Fire Insurance Corporation and a majority ownership in a life insurance holding company which includes American Founders Life Insurance Company and a majority ownership in Instant Insurance Holdings, Inc. The insurance subsidiaries comprising the Vesta Group are individually supervised by various state insurance regulators, but given our organizational structure, Vesta Fire is our only operating subsidiary that can pay dividends directly to our holding company. Vesta Fire is an Illinois domestic insurance company.

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

     Transactions between Vesta and its insurance subsidiaries, including the payment of dividends and management fees to Vesta by such subsidiaries, are subject to certain limitations under the insurance laws of those subsidiaries' domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends out of earned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. On October 29, 2001, the Illinois Insurance Department published a Company Bulletin that indicates that the Department interprets these dividend limitations to prohibit the payment of dividends if the insurer has negative or zero "unassigned funds" at the end of the prior year, as reported on its statutorily required annual statement. Our lead insurance subsidiary, Vesta Fire, reported negative "unassigned funds" on its annual statement for 2001. Accordingly, we may not be able to declare and pay a dividend from our lead insurance company subsidiary for the foreseeable future without prior approval.

     We believe that the Illinois Insurance Department's willingness to approve the payment of a dividend by Vesta Fire to our holding company will depend on a variety of factors, such as the impact to the holding company if the dividend is not paid and the impact to Vesta Fire if the dividend is paid. For example,the payment of a dividend may cause non-compliance with the Illinois Department of Insurance's "reserve reconciliation test," which requires Vesta Fire to maintain a minimum amount of liquid, high quality assets. At December 31, 2001, Vesta Fire's qualifying assets exceeded its minimum by approximately $8.8 million. If the payment of a dividend would jeopardize Vesta Fire's ability to comply with this reserve reconciliation test, then the Illinois Department of Insurance may not approve it. Accordingly, there can be no assurance that Vesta Fire will be able to obtain the requisite regulatory approval for the payment of dividends.

     We rely primarily on fees earned under our management agreement with our insurance company subsidiaries to meet our cash requirements (including debt service) and to pay dividends to our stockholders. This management agreement, which provided approximately $25 million to our holding company in 2001, is subject to certain regulatory standards which generally require its terms and fees to be fair and reasonable. The Illinois Department of Insurance may review this agreement from time to time to insure the reasonableness of its terms and fees, and it is possible that such terms and fees could be modified to reduce the amounts available to our holding company. Assuming the management agreement is not modified in a material respect, we believe that this management agreement will provide us with funds sufficient to meet our anticipated needs (including debt service) for at least the next twelve months.

Credit Facilities

     On March 3, 2000, we established a revolving credit facility with First Commercial Bank, Birmingham, Alabama ("First Commercial"). In May, 2001 we increased the amounts available and increased the term of the credit facility to the following:

     . a $15 million unsecured line which bears interest at First Commercial's prime rate +1/4%;

     . an additional $15 million line which bears interest at First Commercial's prime rate, secured by a pledge of the revenues received under the management contract between our wholly owned management company, J. Gordon Gaines, Inc., and our operating insurance subsidiaries.

     Each of these credit facilities mature on April 30, 2003. These credit agreements contain covenants which require us to maintain minimum (i) statutory consolidated net income, (ii) GAAP consolidated net income, (iii) statutory surplus and (iv) risk based capital. For the year ending December 31, 2001, our GAAP consolidated net income and statutory surplus did not meet the minimum requirements as set forth in our credit agreements. First Commercial has agreed that any such non-compliance will not be deemed an event of default under the credit agreement.

Contractual Obligations

     The following table sets forth the principal maturities of all contractual obligations at December 31, 2001:


                                                       Less than      2-3       4-5      After 5
                                           Total        1 year       years     years      years
                                       ------------   ----------  ----------  --------  ----------

8.75% Senior Debentures                 $   79,820    $      -           -         -    $  79,820
8.525% Deferrable Capital Securities        23,250           -           -         -       23,250
Federal Home Loan Bank advances            168,614      88,401      20,586     5,872       53,755
Line of credit                              29,964           -      29,964         -            -
                                       ------------   ----------  ---------  --------   ---------
                                        $  301,648    $ 88,401    $ 50,550     5,872    $ 156,825
                                       ============   ==========  =========  =======    =========



     As part of the Federal Home Loan Bank program, as more fully described in Note M, we have pledged securities with a market value of $176.8 million to secure our obligation of $168.6 million. We intend to renew all Federal Home Loan Bank advances maturing in the current year, however in the unlikely event we elect not to renew all maturing advances, we could liquidate the pledged investments to satisfy the obligation.

     Future payments for interest and operating lease obligations at December 31, 2001 are as follows:

                                                     Less than     2-3         4-5        After 5
                                          Total        1 year     years       years        years
                                     ------------    ---------- ---------   ---------   ----------
8.75% Senior Debentures                 $ 160,638    $  6,984   $ 13,969    $ 13,969    $ 125,717
8.525% Deferrable Capital Securities       49,552       1,982      3,964       3,964       39,641
Federal Home Loan Bank advances            66,811       5,739      9,859       9,131       42,082
Line of credit                              1,951       1,463        488           -            -
Operating leases                           18,447       4,535      7,158       4,914        1,840
                                       ----------    --------   --------    --------    ---------
                                        $ 297,398    $ 20,703   $ 35,438    $ 31,978    $ 209,280
                                       ==========    ========   ========    ========    =========

Contingent Obligations:

     As part of its ongoing reinsurance recoverable arbitrations, we have obtained letters of credit for the benefit of certain parties. Our principal operating subsidiary, Vesta Fire is contingently liable under the terms of these letters of credit. For our reinsurance arbitrations, we have obtained letters of credit totaling $33.7 million for which we are contingently liable.

     Additionally, as part of our specialty lines underwriting retained, we have obtained letters of credit or other pledges of securities totaling $29.2 million securing our obligations under the various reinsurance agreements.

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

     On a consolidated basis, net cash used in operations for the year ended December 31, 2001 and 2000, was $11.1 million and $59.0 million, respectively. Cash flow from operations was negative for the current period primarily due to the continued payout of claims from our discontinued operations, the payout of standard-property casualty claims incurred in prior periods, and the timing of payment of certain payables and other operational items. Net cash (used in) provided by investing activities was $(45.0) million and $128.6 million for the year ended December 31, 2001 and 2000, respectively as we used cash to purchase Florida Select in April, 2001, and funded the discontinuance of the reinsurance assumed and commercial lines of business in 2000 through the liquidation of our investment portfolio. Net cash provided by (used in) financing activities was $66.3 million and $(73.9) million for the year ending December 31, 2001 and 2000, respectively as we engaged in a number of stock transactions in the year ended December 31, 2001 including the issuance of 8.625 million shares of stock in a follow-on offering for approximately $64.0 million, net of underwriting discount and expenses and repurchased outstanding debt in the year ending December 31, 2000.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 address financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." The standard eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001 and requires that all intangible assets be accounted for separately from goodwill, for acquisitions after July 1, 2001. Vesta has applied the requirements of SFAS No. 141 to all acquisitions after July 1, 2001 and will account for future acquisitions in accordance with the new guidance.

     In June of 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

     Except for goodwill and intangible assets acquired after June 30, 2001, which are immediately subject to its provisions, SFAS No. 142 is effective starting with fiscal years beginning after December 15, 2001.

     The provisions of SFAS No. 142 no longer allow the amortization of goodwill, and certain intangible assets that have indefinite useful lives, and requires that impairment of goodwill on those assets be tested annually. In addition, SFAS No. 142 requires the following additional disclosures for goodwill and other intangible assets:

          .    Changes in the carrying amount of goodwill from period-to-period;

          .    The carrying amount of intangible assets by major category; and

          .    The estimated intangible amortization for the next five years.

     Vesta will adopt the provisions of SFAS No. 142 effective January 1, 2002. Vesta is currently in the process of preparing for its adoption of SFAS No. 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. SFAS No. 142 requires that goodwill be tested annually for impairment and the initial goodwill impairment test is required to be completed within six months of adoption. Vesta has not completed its initial goodwill impairment test and has net yet determined what effect the impairment tests will have on its financial position or results of operations. Vesta expects that the elimination of goodwill amortization will positively impact pretax net income by approximately $2.6 million in fiscal year 2002.

     In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and was written to provide a single model for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Vesta will adopt the provision of SFAS No. 144 effective January 1, 2002. Adoption of SFAS No. 144 is not expected to have a material impact on Vesta's financial position, results of operations or cash flows.

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

     Vesta manages its exposure to market risk by selecting investment assets with characteristics such as duration, yield and liquidity to reflect the underlying characteristics of the related insurance reserves.

     The following table sets forth the estimated market values of our fixed maturity investments, mortgage and collateral loans, annuities, and equity investments resulting from a hypothetical immediate 100 basis point adverse change in interest rates and a 10% decline in market prices for equity exposures, respectively from levels prevailing at December 31, 2001.

                                                    Amount
                                                (in thousands)
                                               ------------------

Fixed Maturity Investments                           $  775,623
Equity Investments                                       28,288
Mortgage and collateral loans                            42,885
Annuity liabilities                                     359,554

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

               Item 8. Financial Statements and Supplementary Data

                                                                                 Page
                                                                                -------
Report of Independent Accountants                                                 24
Consolidated Balance Sheets at December 31, 2001 and 2000                         25
Consolidated Statements of Operations and Comprehensive Income (loss)
       for each of the years in the three-year period ended December 31, 2001     26
Consolidated Statements of Stockholders' Equity for each of the years
       in the three-year period ended December 31, 2001                           27
Consolidated Statements of Cash Flows for each of the years
       in the three-year period ended December 31, 2001                           28
Notes to Consolidated Financial Statements                                      29 - 48

                        Report of Independent Accountants

To the Stockholders of
Vesta Insurance Group, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Vesta Insurance Group, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                             /s/ PRICEWATERHOUSECOOPERS  LLP


Birmingham, Alabama
February 28, 2002

                           Vesta Insurance Group, Inc
                           Consolidated Balance Sheets
                    (amounts in thousands, except share data)

                                                                                         December 31,
                                                                                     2001           2000
                                                                                  -----------    -----------
Assets:
   Investments:
   Fixed maturities available for sale - at fair value (cost:  2001 - $785,049;
     2000 - $795,118)                                                             $   807,197    $   798,205
   Equity securities--at fair value (cost: 2001 - $32,298; 2000 - $30,221)             31,431         31,285
   Mortgage and collateral loans                                                       43,978         63,060
   Policy loans                                                                        63,949         61,413
   Short-term investments                                                              41,198         22,586
   Other invested assets                                                               47,996         29,343
                                                                                  -----------    -----------
                      Total investments                                             1,035,749      1,005,892
   Cash                                                                                23,579         13,374
   Accrued investment income                                                           23,090         17,017
   Premiums in course of collection (net of allowances for losses
     of $2,684 in 2001 and $3,937 in 2000)                                             47,589         23,882
   Reinsurance balances receivable                                                    357,827        353,949
   Reinsurance recoverable on paid losses                                              76,757         57,325
   Deferred policy acquisition costs                                                   58,832         45,954
   Property and equipment                                                              18,368         14,010
   Deferred income taxes                                                               38,591         22,457
   Goodwill and other intangible assets                                               109,260         17,797
   Other assets                                                                        41,240         50,342
                                                                                  -----------    -----------
                   Total assets                                                   $ 1,830,882    $ 1,621,999
                                                                                  ===========    ===========

Liabilities:
   Policy liabilities                                                             $   695,170    $   660,284
   Losses and loss adjustment expenses                                                280,997        263,689
   Unearned premiums                                                                  179,879        104,755
   Federal Home Loan Bank advances                                                    168,614        150,691
   Short term debt                                                                     29,964          5,000
   Long term debt                                                                      79,432         86,419
   Other liabilities                                                                  114,269        102,825
                                                                                  -----------    -----------
                 Total liabilities                                                  1,548,325      1,373,663

Commitments and contingencies: See Note F

Deferrable Capital Securities                                                          23,250         33,225

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, issued:
     2001 - 0 and 2000 - 2,950,000                                                        --             30
   Common stock, $.01 par value, 100,000,000 shares authorized,  issued:
     2001 - 36,994,464 and 2000 - 18,964,322                                              370            190
   Additional paid-in capital                                                         244,640        167,382
   Accumulated other comprehensive income, net of  tax

     expense of $4,191 and $1,453 in 2001 and 2000, respectively                        7,784          2,698
   Retained earnings                                                                   32,611         57,643
   Treasury stock (923,972 shares and 166,294 shares at cost)
     at December 31, 2001 and 2000, respectively                                       (6,591)        (5,865)
   Unearned stock                                                                     (19,507)        (6,967)
                                                                                  -----------    -----------
             Total stockholders' equity                                               259,307        215,111
                                                                                  -----------    -----------
             Total liabilities, deferrable capital securities and stockholders'
              equity                                                              $ 1,830,882    $ 1,621,999
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

                                                                                         For the Year Ended
                                                                                            December 31,
                                                                                  2001         2000         1999
Revenues:
    Net premiums written                                                        $ 306,323    $ 210,742    $ 227,807
    Decrease (increase) in unearned premium                                       (19,519)       6,257       20,269
                                                                                ---------    ---------    ---------
    Net premiums earned                                                           286,804      216,999      248,076
    Policy fees                                                                     7,674        4,386           --
    Net investment income                                                          63,918       45,903       25,949
    Realized (losses) gains                                                        (1,172)      (2,061)      12,756
    Other                                                                          16,420          903        4,527
                                                                                ---------    ---------    ---------
      Total revenues                                                              373,644      266,130      291,308
Expenses:
    Policyholder benefits                                                          35,950        9,610           --
    Losses and loss adjustment expenses incurred                                  169,596      125,432      165,014
    Policy acquisition expenses                                                    64,833       53,224       46,289
    Operating expenses                                                             69,608       43,574       41,162
    Litigation settlement charge                                                   25,000           --           --
    Interest on debt                                                               17,565       15,105       13,215
    Goodwill and other intangible amortization                                      3,394        1,591        2,118
                                                                                ---------    ---------    ---------
      Total expenses                                                              385,946      248,536      267,798
Income (loss) from continuing operations before taxes, minority interest,
     and deferrable capital securities                                            (12,302)      17,594       23,510
Income tax expense (benefit)                                                       (4,490)       5,664        7,129
Minority interest, net of tax                                                       1,076        1,595           --
Deferrable capital security distributions, net of tax                               1,394        1,986        5,632
                                                                                ---------    ---------    ---------
Income (loss) from continuing operations                                          (10,282)       8,349       10,749
Income (loss) from discontinued operations, net of tax                            (19,958)      (2,397)      12,706
Extraordinary gain on debt extinguishments, net of tax                                910        5,250           --
                                                                                ---------    ---------    ---------
    Net income (loss)                                                             (29,330)      11,202       23,455
Preferred stock dividend                                                             (163)      (3,670)        (563)
Gain on redemption of preferred securities, net of tax                              7,068        9,190        9,548
                                                                                ---------    ---------    ---------
Net income (loss) available to common stockholders                              $ (22,425)   $  16,722    $  32,440
                                                                                =========    =========    =========
Basic net income (loss) from continuing operations per share                    $   (0.46)   $    0.46    $    0.57
                                                                                =========    =========    =========
Basic net income (loss) available to common stockholders per share              $   (0.84)   $    0.92    $    1.73
                                                                                =========    =========    =========
Diluted net income (loss) from continuing operations per share                  $   (0.46)   $    0.34    $    0.53
                                                                                =========    =========    =========
Diluted net income (loss) available to common stockholders per share            $   (0.84)   $    0.78    $    1.63
                                                                                =========    =========    =========

                                              Statements of Comprehensive Income (Loss)

Net income (loss)                                                               $ (29,330)   $  11,202    $  23,455
Other comprehensive income, net of tax:
      Unrealized holding gains (losses) on available-for-sale securities net of tax expense (benefit) of $4,997, $4,475 and $(5,347) in 2001, 2000
       and 1999, respectivel                                                        9,282        8,311       (9,930)
      Less realized gains (losses) on available-for-sale securities net of tax expense (benefit) of $2,259, $(323) and $2,784 in 2001, 2000, and
       1999, respectively                                                           4,196         (600)       5,172
                                                                                ---------    ---------    ---------
                                                                                    5,086        8,911      (15,102)
Gain on extinguishments of preferred securities net of tax expense of $1,060,
  $700 and $5,141 in 2001, 2000 and 1999 respectively                               7,068        9,190        9,548
                                                                                ---------    ---------    ---------
Comprehensive income (loss)                                                     $ (17,176)   $  29,303    $  17,901
                                                                                =========    =========    =========

           See accompanying Notes to Consolidated Financial Statements

                           Vesta Insurance Group, Inc
                 Consolidated Statements of Stockholders' Equity
                    (amounts in thousands, except share data)

                                                                   Additional      Other
                                             Preferred    Common    Paid-in     Comprehensive
                                               Stock      Stock     Capital     Income (Loss)
                                             ---------   -------   ----------   -------------
Balance, December 31, 1998                         --    $   190   $ 156,465      $  8,889
Net income                                         --         --          --            --
Preferred stock dividend                           --         --          --            --
Change in restricted stock receivable              --         --          --            --
Treasury stock issued for restricted stock         --         --      (9,238)           --
Common dividends declared (0.04 per
   share)                                          --         --          --            --
Net change in unrealized gains net of tax
   of $(8,133)                                     --         --          --       (15,102)
Issuance of preferred stock                  $     30         --      25,045            --
Extinguishment of preferred securities,
     net of tax of $5,141                          --         --          --            --
                                             --------    -------   ---------      --------
Balance, December 31, 1999                         30        190     172,272        (6,213)
Net income
Preferred stock dividend                           --         --          --            --
Issuance of restricted stock                       --         --      (1,426)           --
Treasury stock acquisitions                        --         --          --            --
Issuance of treasury stock                         --         --      (1,904)           --
Common dividends declared (0.05 per
   share)                                          --         --          --            --
Net change in unrealized gains net of tax
   expense of $4,798                               --         --          --         8,911
Issuance of stock for Agent's Trust                --         --          --            --
Extinguishment of preferred securities,
     net of tax of $700                            --         --      (1,560)           --
                                             --------    -------   ---------      --------
Balance, December 31, 2000                         30        190     167,382         2,698
Net income                                         --         --          --            --
Preferred stock dividend                           --         --          --            --
Issuance of restricted stock                       --          8       7,285            --
Amortization of restricted stock awards            --         --          --            --
Treasury stock acquisitions                        --         --          --            --
Issuance of treasury stock                         --         --     (14,229)           --
Issuance of common stock                          (30)       172      84,202            --
Common dividends declared (0.0875 per
   share)                                          --         --          --            --
Net change in unrealized gains net of tax
   expense of $2,738                               --         --          --         5,086
Issuance of stock from Agent's Trust               --         --          --            --
Extinguishment of preferred securities,
     net of tax of $1,060                          --         --          --            --
                                             --------    -------   ---------      --------
Balance, December 31, 2001                   $     --    $   370   $ 244,640      $  7,784
                                             ========    =======   =========      ========

                                             Retained    Treasury    Unearned
                                             Earnings     Stock       Stock        Total
                                             --------    --------    --------    ---------
Balance, December 31, 1998                   $ 10,120    $(15,592)   $ (2,045)   $ 158,027
Net income                                     23,455          --          --       23,455
Preferred stock dividend                         (563)         --          --         (563)
Change in restricted stock receivable              --          --         243          243
Treasury stock issued for restricted stock         --       9,318          --           80
Common dividends declared (0.04 per
   share)                                        (698)         --          --         (698)
Net change in unrealized gains net of tax
   of $(8,133)                                     --          --          --      (15,102)
Issuance of preferred stock                        --          --          --       25,075
Extinguishment of preferred securities,
     net of tax of $5,141                       9,548          --          --        9,548
                                             --------    --------    --------    ---------
Balance, December 31, 1999                     41,862      (6,274)     (1,802)     200,065
Net income                                     11,202                               11,202
Preferred stock dividend                       (3,670)         --          --       (3,670)
Issuance of restricted stock                       --       2,249        (440)         383
Treasury stock acquisitions                        --     (56,304)         --      (56,304)
Issuance of treasury stock                         --      42,179          --       40,275
Common dividends declared (0.05 per
   share)                                        (941)         --          --         (941)
Net change in unrealized gains net of tax
   expense of $4,798                               --          --          --        8,911
Issuance of stock for Agent's Trust                --       4,725      (4,725)          --
Extinguishment of preferred securities,
     net of tax of $700                         9,190       7,560          --       15,190
                                             --------    --------    --------    ---------
Balance, December 31, 2000                     57,643      (5,865)     (6,967)     215,111
Net income                                    (29,330)         --          --      (29,330)
Preferred stock dividend                         (163)         --          --         (163)
Issuance of restricted stock                       --       7,357     (14,650)          --
Amortization of restricted stock awards            --          --       2,076        2,076
Treasury stock acquisitions                        --     (57,218)         --      (57,218)
Issuance of treasury stock                         --      49,135          --       34,906
Issuance of common stock                           --          --          --       84,344
Common dividends declared (0.0875 per
   share)                                      (2,607)         --          --       (2,607)
Net change in unrealized gains net of tax
   expense of $2,738                               --          --          --        5,086
Issuance of stock from Agent's Trust               --          --          34           34
Extinguishment of preferred securities,
     net of tax of $1,060                       7,068          --          --        7,068
                                             --------    --------    --------    ---------
Balance, December 31, 2001                   $ 32,611    $ (6,591)   $(19,507)   $ 259,307
                                             ========    ========    ========    =========

           See accompanying Notes to Consolidated Financial Statements

                           Vesta Insurance Group, Inc
                      Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                                              For the Year Ended December 31,
                                                                              2001         2000         1999
                                                                            ---------    ---------    ---------
Operating Activities:
    Net income (loss)                                                       $ (29,330)   $  11,202    $  23,455
    Adjustments to reconcile net income (loss) to cash used in operations
       Changes in:
       Loss and LAE reserves                                                   (6,317)     (91,020)    (150,202)
       Unearned premium reserves                                               39,309      (28,274)    (176,485)
       Reinsurance balances receivable                                         10,262        6,044      (45,589)
       Premiums in course of collection                                       (20,734)      17,323      153,299
       Reinsurance recoverable on paid losses                                 (19,432)      20,600       33,651
       Policy liabilities of traditional life insurance products                7,633        2,308           --
       Other assets and liabilities                                            (8,004)     (13,754)      14,612
    Policy acquisition costs deferred                                         (56,871)     (39,425)     (48,739)
    Policy acquisition costs amortized                                         64,833       52,361       99,237
    Realized (gains) losses                                                     1,172        2,061      (12,756)
    Amortization and depreciation                                               7,282        6,777        6,237
    Extraordinary gain                                                           (910)      (5,250)          --
                                                                            ---------    ---------    ---------
             Net cash used in operations                                      (11,107)     (59,047)    (103,280)

Investing Activities:
    Investments sold, matured, and called:
       Fixed maturities available for sale                                    319,457      157,648      293,966
       Equity securities                                                        3,338          491       21,588
    Investments acquired:
       Fixed maturities available for sale                                   (276,166)     (90,889)    (193,621)
       Equity securities                                                      (16,555)     (13,388)      (1,071)
       Other invested assets                                                     (275)     (21,569)          --
    Net cash paid for acquisition                                             (56,942)     (13,561)          --
    Net (increase) decrease in short-term investments                         (11,744)     112,900        6,003
    Disposition of Vesta County Mutual                                             --           --       11,200
    Additions to property and equipment                                        (6,336)      (6,733)      (2,294)
    Dispositions of property and equipment                                        232        3,758          671
                                                                            ---------    ---------    ---------
             Net cash (used in) provided from investing activities            (44,991)     128,657      136,442

Financing Activities:
    Net change in short term debt                                              24,964           --      (65,000)
    Net change in FHLB borrowings                                              14,651       11,684           --
    Net deposits and withdrawals from insurance liabilities                    (9,705)      (5,644)          --
    Issuance of long term debt                                                     --           --       44,082
    Retirement of long term debt and  preferred securities                         --      (51,717)     (44,589)
    Issuance of common stock                                                   96,381       32,678           --
    Acquisition of common stock                                               (57,218)     (56,303)          --
    Dividends paid                                                             (2,770)      (4,611)        (698)
    Preferred stock issuance                                                       --           --       25,075
    Capital contributions from exercising stock options                            --           --          324
                                                                            ---------    ---------    ---------
             Net cash (used in) provided from financing activities             66,303      (73,913)     (40,806)
Increase (decrease) in cash                                                    10,205       (4,303)      (7,644)
Cash at beginning year                                                         13,374       17,677       25,321
                                                                            ---------    ---------    ---------
Cash at end of year                                                         $  23,579    $  13,374    $  17,677
                                                                            =========    =========    =========

           See accompanying Notes to Consolidated Financial Statements

                           Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

Note A - Significant Accounting Policies

     Nature of Operations: Vesta Insurance Group, Inc. and subsidiaries is a holding company for a group of insurance companies that offers financial services through the production, distribution, and administration of property-casualty and life and health insurance products. The lead insurers in the Vesta Group are Vesta Fire Insurance Corporation and American Founders Life Insurance Company. In 1999 and 2000, we discontinued commercial line of business and our reinsurance assumed line of business, respectively. See Note Q.

     Principles of Consolidation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include the accounts of Vesta Insurance Group, Inc. and its operating subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     Recognition of Revenue: Revenue is recognized as follows:

          . Earned premiums on property-casualty business are generally recognized as revenue on a pro rata basis over the policy term. Reinsurance premiums ceded are similarly pro-rated with the prepaid portion recorded as an asset in the Consolidated Balance Sheet.
          . Agency commission income is recognized at the later of the billing or effective date of the related insurance policies, net of an allowance for estimated policy cancellations.
          . Premiums on traditional life contracts are recognized as income when due.
          . Premiums for accident and health policies are recognized in proportion to the insurance protection provided over the period covered by the policies.

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

     Policy Liabilities: Reserves for investment-type contracts are based either on the contract account balance (if future benefit payments in excess of the account balance are not guaranteed) or on the present value of future benefit payments (if such payments are guaranteed). Additions to insurance liabilities are made if it is determined that future cash flows (including investment income) are insufficient to cover future benefits and expenses.

     For investment contracts without mortality risk (such as deferred annuities and immediate annuities with benefits paid for a certain period), premium deposits and benefit payments are recorded as increases or decreases in a liability account, rather than as revenue and expense. We record as revenue any amounts charged against the liability account for the cost of insurance, policy administration, and surrender penalties. Any interest credited to the liability account and any benefit payments which exceed the contract liability account balance are recorded as expenses. As of December 31, 2001 and 2000, approximately $95.7 million and $72.5 million, respectively, of Vesta's annuity reserves are subject to discretionary withdrawal without surrender charges or other adjustments.

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

                           Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

     The costs to acquire blocks of life insurance representing the present value of future profits from such blocks of insurance is also included in deferred acquisition costs. We amortize the present value of future profits over the premium payment period. The unamortized present value of future profits was approximately $20.9 and $17.9 million at December 31, 2001 and 2000, respectively. During 2001 and 2000, $4.5 million and $19.2 million, respectively, of present value of future profits was capitalized (relating to acquisitions made during the year) and $1.5 million and $2.5 million was amortized.

     Reinsurance: We report assets and liabilities related to insurance contracts before the effects of reinsurance. Reinsurance receivables and prepaid reinsurance premiums (including amounts related to insurance liabilities) are reported as assets. Estimated reinsurance receivables are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts. Reinsurance recoverables represent amounts due from reinsurers for paid losses.

     Minority Interest: Minority interest in consolidated subsidiaries totaled $16.1 million and $20.5 million at December 31, 2001 and 2000, respectively. $7.6 million of this amount at December 31, 2000 represents mandatorily redeemable preferred stocks.

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

     A summary of property and equipment used in the business is as follows (in thousands):

                                                                   Estimated
                                               December 31,       Useful Lives
                                          --------------------
                                            2001        2000         Lives
                                          --------    --------    ------------
Building and real estate                  $  5,570    $  5,065       3-9 yrs
Data processing equipment                   24,616      18,341      3-15 yrs
Furniture and office equipment               7,721       7,893       1-5 yrs
Other                                        3,622       1,639       1-5 yrs
                                          --------    --------
                                            41,529      32,938
          Accumulated depreciation         (23,161)    (18,928)
                                          --------    --------
                                          $ 18,368    $ 14,010
                                          ========    ========

     Depreciation expense on property and equipment used in the business was $3.9 million, $3.3 million, and $4.3 million for the years ended December 31, 2001, 2000, and 1999, respectively.

     Goodwill: Goodwill at December 31 is as follows (in thousands):

                                            2001        2000
                                          --------    -------
Goodwill and other intangible assets      $115,373    $20,516
Accumulated amortization                    (6,113)    (2,719)
                                          --------    -------
                                          $109,260    $17,797
                                          ========    =======

     Reclassification: Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported total assets, total liabilities, stockholders' equity or net income during the period involved.

                           Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

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

                                                                  Year Ended December 31,
                                                                2001       2000      1999
                                                              --------    -------   -------
                                                                      (in thousands)
Net income (loss) available to common shareholders            $(22,425)   $16,722   $32,440
Preferred stock dividends on convertible preferred stock           163      2,252       563
                                                              --------    -------   -------
Adjusted net income (loss) available to common shareholders   $(22,262)   $18,974   $33,003
                                                              ========    =======   =======

Average shares outstanding - basic                              26,652     18,240    18,699
Stock options and restricted stock *                                --        115        --
Convertible preferred stock *                                       --      5,900     1,503
                                                              --------    -------   -------
Average shares outstanding - diluted                            26,652     24,255    20,202
                                                              ========    =======   =======

               * In 2001, the shares had an anti-dilutive effect and were excluded in accordance with SFAS No. 128

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

     New Accounting Standards: Effective January 1, 2001, Vesta adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 address financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." The standard eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001 and requires that all intangible assets be accounted for separately from goodwill, for acquisitions after July 1, 2001. Vesta has applied the requirements of SFAS No. 141 to all acquisitions after July 1, 2001 and will account for future acquisitions in accordance with the new guidance.

     In June of 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

     Except for goodwill and intangible assets acquired after June 30, 2001, which are immediately subject to its provisions, SFAS No. 142 is effective starting with fiscal years beginning after December 15, 2001.

     The provisions of SFAS No. 142 no longer allow the amortization of goodwill, and certain intangible assets that have indefinite useful lives, and requires that impairment of goodwill on those assets be tested annually. In addition, SFAS No. 142 requires the following additional disclosures for goodwill and other intangible assets:

          .    Changes in the carrying amount of goodwill from period-to-period;

          .    The carrying amount of intangible assets by major category; and

          .    The estimated intangible amortization for the next five years.

                           Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

     Vesta will adopt SFAS No. 142 effective January 1, 2002. Upon initial application of SFAS No. 142, Vesta does not anticipate impairment losses for goodwill resulting from a transitional impairment test. However, Vesta has not yet fully determined the impact that the adoption of other elements of SFAS No. 142, including the possible future impairment charges on goodwill, may have on its financial position or results of operations. Vesta expects that the elimination of goodwill amortization will positively impact pretax net income by approximately $2.6 million in fiscal year 2002.

     In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and was written to provide a single model for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Vesta will adopt the provision of SFAS No. 144 effective January 1, 2002. Adoption of SFAS No. 144 is not expected to have a material impact on Vesta's financial position, results of operations or cash flows.

     Effective January 1, 2001, Vesta adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 and subsequent amendments standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. Management has evaluated our activities and determined that Vesta does not have any material derivative exposures and that the adoption of the SFAS No. 133 did not have a material impact on the financial statements.

Note B - Acquisitions

     Effective April 1, 2001, we acquired Florida Select Insurance Holdings Inc., the parent company of Florida Select Insurance Company for cash of approximately $66.4 million. Florida Select is the 8th largest residential homeowners insurer in the State of Florida with approximately $137.7 million of assets and $60.0 million of annual gross written premium. The transaction has been accounted for as a purchase. Summarized below is an allocation of assets and liabilities acquired and the consolidated results of operations for the years ended December 31, 2001 and 2000 on an unaudited pro forma basis as if the acquisition had occurred as of the beginning of each period presented.

     Assets and liabilities acquired (in thousands except per share amounts and unaudited):

Assets acquired:
     Invested assets                  $ 56,707
     Cash                               24,895
     Other assets                       14,109
     Intangible assets                   7,756
     Goodwill                           34,215
                                       -------
          Total assets                $137,682

Liabilities acquired:
     Loss and LAE reserves            $ 22,019
     Unearned premiums                  36,582
     Other liabilities                  12,668
                                       -------
          Total liabilities           $ 71,269

     On October 1, 2001, our subsidiary Instant Insurance Holdings, Inc. ("Instant") acquired a 75% interest in Spacecoast Agencies of Florida for $3.7 million. On October 31, Instant acquired A-Affordable Insurance Agency of Texas for approximately $8.5 million. These transactions have been accounted for as a purchase. Summarized below is an allocation of assets and liabilities acquired (in thousands):

Assets acquired:
     Cash                              $ 3,211
     Other assets                        1,746
     Goodwill and other intangibles     11,874
                                       -------
                 Total assets          $16,831

Liabilities acquired:
     Payables and other liabilities    $ 4,590
                                       -------
                 Total liabilities     $ 4,590

                           Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

     On June 30, 2000, we completed the acquisition of a 71% controlling interest in American Founders Financial Corporation for $25 million. American Founders is a life insurance holding company with approximately $1.8 billion (face value) of life products in force and approximately $339 million of annuity deposits as of December 31, 2000. American Founders is currently rated B+ by A.M. Best and operates in 40 states and the District of Columbia. The transaction has been accounted for as a purchase. Summarized below is an allocation of assets and liabilities acquired (in thousands):

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

     Summarized below are the consolidated results of operations for the years ended December 31, 2001 and 2000 on an unaudited pro forma basis as if the acquisitions had occurred as of the beginning of each period presented. The pro forma information is based on our consolidated results of operations for the year ended December 30, 2001 and 2000 and on data provided by the acquired companies, after giving effect to certain proforma adjustments, including the issuance of 8.625 million shares of common stock. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises (in thousands except per share amounts and unaudited):

                                                                      Year ended December 31,
                                                                         2001          2000
                                                                      ---------     ---------
Total revenues                                                        $ 408,748     $ 372,618
Income (loss) available to common shareholders                        $ (16,555)    $  30,732
Income (loss) available to common shareholders per share - basic      $   (0.53)    $    1.19
Income (loss) available to common shareholders per share - diluted    $   (0.53)    $    1.04

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

     The following is a summary of selected statutory financial information for our primary insurance subsidiaries at December 31, 2001 and 2000 (in thousands):

                                           2001       2000
                                         --------   --------
Statutory Capital and Surplus:
      Vesta Fire Insurance Corporation   $235,935   $275,270
      American Founders Life             $ 35,030   $ 32,995

Statutory net income:
      Vesta Fire Insurance Corporation   $ 68,544   $ 41,611
      American Founders Life             $  8,761   $ 12,444

                           Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

     Restrictions on Dividends to Stockholder and Transactions between
Affiliates: Transactions between Vesta and its insurance subsidiaries, including the payment of dividends and management fees to Vesta by such subsidiaries, are subject to certain limitations under the insurance laws of those subsidiaries' domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends out of earned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. On October 29, 2001, the Illinois Insurance Department published a Company Bulletin that indicates that the Department interprets these dividend limitations to prohibit the payment of dividends if the insurer has negative or zero "unassigned funds" at the end of the prior year, as reported on its statutorily required annual statement. Our lead insurance subsidiary, Vesta Fire, reported negative "unassigned funds" on its annual statement for 2001. Accordingly, we may not be able to declare and pay a dividend from our lead insurance company subsidiary for the foreseeable future without prior approval.

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

Note D - Investment Operations

     Investment income is summarized as follows (in thousands):

                                                        Year Ended December 31,
                                                   --------------------------------
                                                     2001        2000        1999
                                                   --------    --------    --------
Fixed maturities                                   $ 49,093    $ 39,264    $ 18,059
Equity securities                                     1,295       1,047         135
Short-term investments                               11,593       5,093       9,885
Other                                                 2,686       2,132          --
                                                   --------    --------    --------
                                                     64,667      47,536      28,079
              Less investment expense                  (749)     (1,633)     (2,130)
                                                   --------    --------    --------
Net investment income from continuing operations   $ 63,918    $ 45,903    $ 25,949
                                                   ========    ========    ========

     An analysis of gains (losses) from investments is as follows (in thousands):

                                                             Year Ended December 31,
                                                         -------------------------------
                                                           2001       2000        1999
                                                         -------    --------    --------
Realized investment gains (losses) from:
   Fixed maturities                                      $ 3,516    $   (342)   $   (250)
   Equity securities                                         680        (581)      8,206
   Other (1)                                              (5,368)         --          --
                                                         -------    --------    --------
                                                         $(1,172)   $   (923)   $  7,956
                                                         =======    ========    ========

Net change in unrealized investment gains (losses) on:
   Fixed maturities available for sale                   $ 7,950    $ 13,032    $(15,634)
   Equity securities available for sale                     (126)        677      (3,199)
   Less: Applicable tax expense (benefit)                  2,738       4,798      (3,731)
                                                         -------    --------    --------
Net change in unrealized gains (losses)                  $ 5,086    $  8,911    $(15,102)
                                                         =======    ========    ========

          (1) The realized loss from other assets is primarily attributable to a realized loss recorded on certain collateral loans held by Vesta's life insurance subsidiary, American Founders.

                           Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

     A summary of fixed maturities and equity securities by amortized cost and estimated fair value at December 31, 2001 and 2000 is as follows (in thousands):

                                                     Cost or       Gross       Gross
                                                    Amortized   Unrealized   Unrealized     Fair
2001                                                  Cost         Gains       Losses       Value
                                                    ---------   ----------   ----------   --------
United States Government                             $ 76,161    $  3,530      $   130    $ 79,561
States, municipalities and political subdivisions      29,922       1,778          142      31,558
Foreign                                                   750           -            -         750
Corporate                                             305,820      11,570        5,044     312,346
Mortgage-backed securities, GNMA collateral           372,396      12,298        1,712     382,982
                                                     --------    --------      -------    --------
   Total Fixed Maturities                             785,049      29,176        7,028     807,197
Equity securities                                      32,298         545        1,412      31,431
                                                     --------    --------      -------    --------
Total portfolio                                      $817,347    $ 29,721      $ 8,440    $838,628
                                                     ========    ========      =======    ========

2000
United States Government                             $ 80,235    $  2,582      $   128    $ 82,689
States, municipalities and political subdivisions      21,372       1,228            -      22,600
Corporate                                             312,412       8,226        5,105     315,533
Mortgage-backed securities, GNMA collateral           381,099       3,671        7,387     377,383
                                                     --------    --------      -------    --------
   Total Fixed Maturities                             795,118      15,707       12,620     798,205
Equity securities                                      30,221       1,339          275      31,285
                                                     --------    --------      -------    --------
Total portfolio                                      $825,339    $ 17,046      $12,895    $829,490
                                                     ========    ========      =======    ========

     A schedule of fixed maturities by contractual maturity at December 31, 2001 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

                             Amortized     Fair
                               Cost        Value
                             ---------   --------
                                (in thousands)
Due in one year or less      $ 22,074    $ 22,436
Due from one to five years    154,606     159,769
Due from five to ten years    139,739     143,479
Due in ten years or more       96,234      98,531
Mortgage backed securities    372,396     382,982
                             --------    --------

Total                        $785,049    $807,197
                             ========    ========

     Proceeds from the sale of equity securities were $3.3 million, $.5 million, and $22 million in 2001, 2000, and 1999, respectively. Gross gains (losses) realized on those sales were $.4 million, $(.6) million and $8.2 million in 2001, 2000 and 1999, respectively. Proceeds from sales, maturities and calls of fixed maturities were $319.5 million in 2001, $157.7 million in 2000 and $294 million in 1999. Gross gains realized on those sales were $3 million in 2001, $1.4 million in 2000 and $1.7 million in 1999. Gross losses on those sales were $.5 million in 2001, $1.8 million in 2000 and $2.0 million in 1999.

     We maintain a mortgage loan portfolio consisting of first-lien residential and commercial mortgages. At December 31, 2001, our residential mortgages had carrying values of approximately $12.7 million and commercial mortgages had carrying values of approximately $4.2 million. Collateral loans totaled $27.1 million and were collateralized by the stock of 5 separate Mexican companies, whose only underlying assets supporting the loans consisted of real estate properties located in Mexico. The collateral loans were non-performing as of December 31, 2001, and we are taking the steps necessary to collect the amounts due on these loans from the borrowers. Although the loans are past due in terms of principal and interest payments, the Company does not believe them to be impaired and has not established an allowance against their carrying values due to the estimated value of the collateral being in excess of the combined carrying value of the principal and accrued interest at December 31, 2001.

                           Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

Note E - Reserves for Losses and Loss Adjustment Expenses

     The table below presents a reconciliation of beginning and ending loss and LAE reserves for the last three years (in thousands):

                                                           Year Ended December 31,
                                                     -----------------------------------
                                                       2001         2000         1999
                                                     ---------    ---------    ---------
Gross Losses and LAE reserves at beginning of year   $ 263,689    $ 354,709    $ 504,911
       Reinsurance Recoverable                        (170,050)    (186,559)    (206,139)
                                                     ---------    ---------    ---------
Net Losses and LAE reserves at beginning of year        93,639      168,150      298,772
Increases (decreases) in provisions for losses and
Acquisition of Florida Select                           22,019           --           --
LAE for claims incurred:
       Current year                                    162,984      169,333      268,931
       Prior year (1)                                   34,355       (5,862)     (22,167)
Losses and LAE payments for claims incurred:
       Current year                                   (119,668)    (120,888)    (198,503)
       Prior year                                      (79,613)    (117,094)    (178,883)
                                                     ---------    ---------    ---------
Net Losses and LAE reserves at end of year             113,716       93,639      168,150
       Reinsurance Recoverable                         167,281      170,050      186,559
                                                     ---------    ---------    ---------
Gross loss and LAE Reserves                          $ 280,997    $ 263,689    $ 354,709
                                                     =========    =========    =========

               (1) The adverse development of $34.4 million is primarily attributable to a $30.0 million pre-tax charge taken in our discontinued lines. See Note Q for further discussion.

Note F - Commitments and Contingencies

     Securities Litigation

     On October 26, 2001, Vesta executed a definitive agreement to settle the securities litigation that had been pending since June 1998 against Vesta and certain current and former officers and directors. On December 10, 2001, the Court approved settlement of the consolidated class action securities litigation in U.S. District Court in Alabama as to Vesta and its officers and directors for a total of $61 million in cash. A related derivative action lawsuit in the Circuit Court of Jefferson County, Alabama was also dismissed with prejudice. Vesta funded $21.0 million towards the settlement and the Company's excess directors and officers liability carriers funded the remaining $40.0 million. Vesta used its line of credit to finance its portion of the settlement and recorded a pre-tax one-time charge of approximately $25 million against earnings to cover Vesta's contribution to the settlement and other expenses incurred. We have now filed a claim with two of our upper level excess D & O insurers for their part of the settlement and related expenses. We have recorded a receivable of $5.4 million, which represents the amount currently due from those two excess D&O insurers

     Vesta determined to participate in the funding of the settlement and to take the related one-time charge against earnings as a result of the Cincinnati Insurance Company's attempted rescission of their $25 million directors and officers liability policy and denial of coverage. Vesta has sued Cincinnati in Alabama state court alleging that its actions were taken in bad faith and is vigorously pursuing that claim. The Cincinnati case is scheduled for trial in August 2002.

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

     Arbitration

     As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $55.9 million at December 31, 2001. Additionally we have previously collected approximately $48.5 million from the drawdown of collateral on hand.

     NRMA Insurance Ltd. ("NRMA"), one of the participants in the 20% whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought recession of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We filed for arbitration against the other two participants on the treaty and all those arbitrations are in their document discovery stages. While management believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in arbitration and their ultimate outcome cannot be determined at this time.

                           Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

     During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from the Vesta. F&G Re is seeking to cancel the treaties and avoid its obligation. Based on the terms of the two treaties, Vesta will be entitled to recoveries of approximately $30.0 million as losses from prior accident years mature. Vesta has recorded a reinsurance recoverable of $30.0 million at December 31, 2001 related to these two treaties. The hearing in this arbitration began on February 11, 2002. The hearing was adjourned on February 15, 2002 and rescheduled to resume on June 11, 2002. While management believes that USF&G is not entitled to recession, the ultimate outcome cannot be determined at this time.

     We are in arbitration with CIGNA Property and Casualty Insurance Company (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claims are due under the terms of the treaty. In addition, during the fourth quarter, the treaty was terminated on a cut-off basis. Vesta is seeking recoupment of all improper claims payments and excessive expense allocations and charges from CIGNA. The arbitration was bifurcated into two phases with phase one concentrating on the interpretation of the intent of the parties related to the expense reimbursement provisions of the treaty at the time it was entered and phase two related to any issues between the parties after the Company conducts an audit of expenses related to the treaty. The phase one hearing was held in February 2002 and the panel ruled that (i) the Company is responsible for the payment of ceding commissions provided for in the treaty and should pay any outstanding billings for commissions, and paid claims plus interest; and (ii) the Company may proceed with an audit of expenses ceded to the treaty and (iii) the parties should identify any further issues to be brought before the arbitration panel for phase two of the hearing.

     If the amounts recoverable under the relevant treaties are ultimately determined to be materially less than the amounts that we have reported as recoverable, we may incur a significant, material, and adverse impact on our financial condition and results of operations.

     Other Litigation

     On January 14, 2002, the Company's subsidiary, American Founders, was notified of a lawsuit naming it as a defendant and brought by a creditor of the former parent of the subsidiary. This lawsuit (subsequently identified as the Blitz lawsuit) alleges, among other things, that American Founders redeemed its Series A and Series C preferred stock issues at less than "reasonably equivalent value". American Founders believes that the allegations brought against it in this lawsuit are without merit and intends to mount a vigorous defense in this action. In the opinion of management, resolution of the Blitz lawsuit is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect American Founders' future operations or cash flows in a particular period.


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

     Contingent liabilities

     As part of its ongoing reinsurance recoverable arbitrations, we have obtained letters of credit for the benefit of certain parties. Our principal operating subsidiary, Vesta Fire is contingently liable under the terms of these letters of credit. For our reinsurance arbitrations, we have obtained letters of credit totaling $33.7 million for which we are contingently liable. Additionally, as part of our specialty lines underwriting retained, we have obtained letters of credit or other pledges of securities totaling $29.2 million securing our obligations under the various reinsurance agreements. As part of our Federal Home Loan Bank Program, as more fully described in Note M, we have pledged securities with a market value of $176.8 million securing our obligation thereunder.

     Leases

     We lease office space for our home office and subsidiary offices under operating lease arrangements. Rental expense for operating leases was $6.2 million, $3.0 million, and $2.1 million for the years ending December 31, 2001, 2000 and 1999 respectively. Future minimum rental commitments required under these leases are approximately $3.2 million per year.

Note G - Supplemental Disclosures for Cash Flow Statement

     The following table summarizes amounts recorded for interest and income taxes paid (in thousands).

                                                   Year Ended December 31,
                                              2001          2000          1999
                                             -------       -------       -------
Cash paid for interest                       $19,642       $23,275       $10,174
Cash paid for income taxes                     7,605         1,901            --

     In 2001, we redeemed $10.0 million face amount of Deferrable Capital Securities in exchange for approximately 965 thousand shares of common stock. The resulting after-tax gain from these transactions of $1.9 million was recorded directly to equity in accordance with EITF 86-32 "Early Extinguishment of a Subsidiary's Mandatorily Redeemable Preferred Stock." Also, we redeemed $7.0 million face amount of our Senior Debentures in exchange for approximately 568 thousand shares of common stock. In December 2001, we issued 1.5 million shares of common stock in exchange for 9.2 million shares of Instant Insurance Holdings, Inc. held by a minority shareholder.

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

                           Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

Note H - Reinsurance

     Vesta engages in reinsurance ceded transactions as part of its overall underwriting and risk management strategy. Vesta's reinsurance ceded programs include coverages which limit the amount of individual claims to a fixed amount or percentage and which limit the amount of claims related to catastrophes.

     The effect on premiums earned and losses and loss adjustment expenses of all assumed reinsurance transactions are as follows:

                                                                Year Ended December 31,
                                                               2001        2000         1999
                                                             -------     -------      --------
                                                                      (in thousands)
Premiums assumed                                             $11,698    $38,240      $116,678
Losses, policy benefits, and LAE assumed                      37,453     31,746        69,348

     The effect on premiums earned and losses and loss adjustment expenses incurred of reinsurance ceded transactions are as follows:

                                                                Year Ended December 31,
                                                               2001        2000      1999
                                                             --------    -------   -------
                                                                      (in thousands)
Reinsurance ceded:
     Premiums ceded                                          $130,473   $43,413   $91,759
     Losses, policy benefits, and loss adjustment expenses    110,321    40,316    97,758

     The amount of reserves for unpaid losses and loss adjustment expenses, policy benefits and unearned premiums that Vesta would remain liable for should reinsuring companies be unable to meet their obligations are as follows:

                                                         Year Ended December 31,
                                                          2001            2000
                                                        --------        --------
                                                          (in thousands)
Losses and loss adjustment expense                      $167,281        $170,050
Policy benefits                                          152,235         170,766
Retroactive Reinsurance Receivable                           599             599
Unearned premiums                                         37,712          12,534
                                                        --------        --------
                                                        $357,827        $353,949
                                                        ========        ========


     During 2000, Vesta entered into a transaction with NeHi Re, L.P., a special purpose limited syndicate under the INEX Insurance Exchange, to provide $50.0 million of excess-of-loss reinsurance protection to potential losses arising in Hawaii and in the Northeast United States for a period of three years. We paid $3.0 million in annual premiums for this catastrophe reinsurance.

Note I - Income Taxes

     Income tax expense (benefit) consists of:

                                                                          Year Ended December 31,
                                                                        2001        2000       1999
                                                                      --------    -------    -------
                                                                              (in thousands)
Current tax expense (benefit)                                         $    531    $   709    $ 1,060
Deferred tax expense (benefit)                                         (14,877)     6,805     16,506
Less:
    Tax (benefit) expense from discontinued operations                 (11,406)    (1,418)     5,296
    Tax expense on extraordinary gain on extinguishment of debt            490      2,568      5,141
    Tax expense on gain on redemption of preferred securites             1,060        700         --
                                                                      --------    -------    -------
             Total tax expense (benefit) from continuing operations   $ (4,490)   $ 5,664     $7,129
                                                                      ========    =======    =======

                           Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

     Vesta's effective income tax rate differed from the statutory income tax rate as follows:

                                                         Year Ended December 31,
                                                            2001   2000   1999
                                                           -----   ----   ----

Statutory federal income tax rate                          35.0%   35.0%  35.0%
Increases (reductions) in tax resulting from:
   Tax exempt investment income                            (0.6)   (4.0)  (5.0)
   Goodwill                                                 0.2     1.0    0.4
   Other                                                    0.4     1.9    0.6
                                                           ----    ----   ----
                                                           35.0%   33.9%  31.0%
                                                           ====    ====   ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                               2001        2000
                                                             -------     -------
                                                                (in thousands)
Deferred tax assets:
   Unearned and advance premiums                             $10,312     $ 6,160
   Discounted unpaid losses                                    9,146       6,443
   Net operating loss/AMT credit carryforward                 30,213      15,468
   Policy liabilities                                          5,514       4,204
   Goodwill                                                    8,804       9,653
   Other                                                      10,448      11,107
                                                             -------     -------
                  Total deferred tax assets                   74,437      53,035

Deferred tax liabilities:
   Deferred acquisition costs                                 21,973      18,433
   Unrealized gains (losses)                                   5,306       2,330
   Fixed assets                                                2,384       1,874
   Other                                                       6,183       7,941
                                                             -------     -------
                Total deferred tax liabilities                35,846      30,578

               Net deferred tax asset                        $38,591     $22,457
                                                             =======     =======

     Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Vesta has determined that the benefits of its deferred tax assets are realizable and accordingly, no valuation allowance has been recorded at December 31, 2001 and 2000. Net operating loss carryforwards expire in periods through 2021.

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

     On January 26, 2001, pursuant to the original terms, the holders of our Series A Convertible Preferred Stock, converted their preferred stock into 5.9 million shares of common stock. We subsequently purchased these shares for approximately $47.6 million.

     In 2001, we sold 5.5 million share of common stock to third parties for approximately $32.3 million. In June, 2001, we completed a follow on offering of
8.625 million shares of common stock for approximately, $64.0 million, net of offering expenses. Additionally, in 2001, we purchased 1.4 million shares on the open market for approximately $9.7 million. These shares were used for various restricted stock awards, debt for equity exchanges or are held in treasury. As of December 31, 2001, the Board of Directors has authorized the Company to acquire up to 3.6 million of additional shares of treasury stock.

                           Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

     In 2001, we redeemed $10.0 million face amount of Deferrable Capital Securities in exchange for approximately 965 thousand shares of common stock. We also redeemed preferred stock of a subsidiary with a stated value of $9.0 million and a carrying value of $8.4 million for approximately $5.2 million. Additionally, we were not required to pay the contingent amount recorded in 2000 as discussed below. The resulting after-tax gain from these transactions of $7.1 million was recorded directly to equity in accordance with EITF 86-32 "Early Extinguishment of a Subsidiary's Mandatorily Redeemable Preferred Stock." Also, we redeemed $7.0 million face amount of our Senior Debentures in exchange for approximately 568 thousand shares of common stock. The resulting after-tax gain of $.9 million ($0.03 per diluted share) was recorded on the statement of operations as an extraordinary gain on the extinguishments of debt.

     On December 31, 2001, we issued 1.5 million shares of common stock in exchange for 9.2 million shares of Instant Insurance Holdings, Inc. held by a minority shareholder.

     In the fourth quarter of 2000, Vesta redeemed preferred stock of a subsidiary with a stated value of $21 million and a carrying value of $18 million for $7.0 million including a $3.5 million contingent payable. In addition, we redeemed $8 million of Deferrable Capital Securities in exchange for 1.2 million shares of common stock. The resulting after-tax gain from these transactions of $9.2 million was recorded directly to equity in accordance with EITF 86-32 "Early Extinguishment of a Subsidiary's Mandatorily Redeemable Preferred Stock."

     In the fourth quarter of 2000, Vesta established the Agent Stock Incentive Plan Trust to satisfy future obligations of Vesta to its Agents under the terms of the Agent's Stock Incentive Plan. Vesta issued 750,000 shares to the Trust in December 2000. At December 31, 2001 and 2000, respectively, 744,748 shares and 750,000 shares were held by the trust and are included in the Unearned stock caption on the Balance Sheet as contra equity.

     During 2000, we engaged in a number of purchases and sales of our common stock. In two separate transactions, we repurchased 5.1 million shares of stock from our former parent, Torchmark Corporation. We disposed of the acquired stock in a number of private placements, two debt for equity exchanges, the acquisitions of Aegis Financial Corporation and Instant Insurance Holdings, and the establishment of the Agent Stock Incentive Plan Trust.

     Unearned stock consists of shares of common stock issued by Vesta that remain subject to certain future restrictions, and therefore are shown as a reduction to stockholders' equity. Unearned stock compensation is composed of the following at December 31, 2001 and 2000, (in thousands):

                                                              2001         2000
                                                             -------     -------
Unamortized restricted stock awards                          $14,537      $1,804
Receivable from issuance of restricted stock                     278         438
Agent's trust                                                  4,692       4,725
                                                             -------      ------
                                                             $19,507      $6,967
                                                             =======      ======

Note K - Segment Information

     We operate several segments, which are distinguishable by their product offerings. The accounting policies of the operating segments are described in Note A. Segment pre-tax income is generally income before income tax and minority interest. Premiums, policy fees, other income, loss and benefit expenses, operating expenses, and policy acquisition expenses are attributed directly to each operating segment. Net investment income and interest expense are allocated only to those segments for which such amounts are considered an integral part of the financial results for that segment.

     A brief description of each segment is as follows:

     Standard Property-Casualty

     The standard property-casualty segment primarily consists of the marketing and distribution of personal lines products including residential property and private passenger auto coverages. Vesta's products are distributed primarily through approximately 1,500 independent agencies in 24 states. Our standard personal auto line targets drivers over age thirty-five with above average driving records and our residential property products cover the full range of homes.

     Life and Health Insurance

     On June 30, 2000, we entered the life and annuity business through an investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas and we entered the health insurance business through the acquisition of Aegis Financial Corporation in December 2000. American Founders and Aegis have approximately $2.5 billion (face value) of life and annuity products in force and approximately $22.5 million of health insurance premiums in force at December 31, 2001. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products through independent agents throughout the majority of the United States. Aegis Financial markets health insurance products through captive agents throughout the United States.

     Specialty Lines

     Specialty lines include our fronting operations and any underwriting risk retained from premiums written through our non-standard auto agencies. In fronting arrangements, we write targeted property-casualty insurance coverages and reinsure substantially all of the risks to reinsurers in exchange for fees. This business takes advantage of our certificates of authority granting us license to write insurance in many states. Income from fronting arrangements is primarily generated on a fee-for-service basis. For the premium written through our non-standard auto agencies, we determine based on market conditions,

                           Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

and the prospective results of the underlying business, whether to keep 100% of the underwriting risk or reinsure this risk to various reinsurers. Our decision on how much underwriting risk to retain is dependent on the current rating environment and the amount of commissions offered by the reinsurers.

     Non-Standard Auto Agency

     The non-standard auto agency segment consists of our non-standard auto agency retail and wholesale operations. The primary sources of revenue are agent's commissions and fees collected by retailers and fees and commissions collected by wholesalers. These revenue streams are not risk-bearing.

     Corporate and Other

     Our corporate and other segment primarily consists of unallocated net investment income, unallocated interest expense, and certain overhead expenses not directly associated with a particular segment.

                                                   Standard    Life and                   Non-
                                                   Property-    Health     Specialty    Standard     Corporate   Consolidated
2001                                                Casualty   Insurance     Lines     Auto Agency   and Other      Total
                                                   ---------   ---------   ---------   -----------   ---------   ------------
                                                                             (in thousands)
 Revenues:
   Premiums earned                                  $246,063   $ 30,572     $10,169                               $ 286,804
   Net investment income                                  --     43,494          --      $   325     $ 20,099        63,918
   Policy fees                                         3,547      3,971         156           --           --         7,674
   Realized gains (losses)                                --     (3,311)         --           --        2,139        (1,172)
   Other                                                 718      1,060       4,237        5,892        4,513        16,420
                                                    --------   --------     -------      -------     --------     ---------
                 Total revenues                      250,328     75,786      14,562        6,217       26,751     $ 373,644
Expenses:
   Loss, LAE and policyholder benefits               161,599     35,950       7,997           --           --       205,546
   Policy acquisition costs                           54,795      7,682       2,356           --           --        64,833
   Litigation settlement charge                           --         --          --           --       25,000        25,000
   Operating expenses                                 32,356     12,520         276        9,087       15,369        69,608
   Interest on debt                                       --      8,584          --           83        8,898        17,565
   Goodwill and other intangible amortization             --         --          --           --        3,394         3,394
                                                    --------   --------     -------      -------     --------     ---------
                 Total expenses                      248,750     64,736      10,629        9,170       52,661       385,946

Pre-tax income (loss) from continuing operations    $  1,578   $ 11,050     $ 3,933      $(2,953)    $(25,910)    $ (12,302)
                                                    ========   ========     =======      =======     ========     =========

Operating segment assets:
   Investments and other assets                     $267,686   $936,034     $55,056      $38,777     $374,673
   Deferred acquisition costs                         36,800     21,538         494           --           --
                                                    --------   -------      -------      -------     --------
                                                    $304,486   $957,572     $55,550      $38,777     $374,673
                                                    ========   ========     =======      =======     ========

                           Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

                                                    Standard
                                                   Property-   Life Insurance   Specialty   Corporate and   Consolidated
2000                                                Casualty                      Lines         Other          Total
                                                   ---------   ---------------------------------------------------------
                                                                             (in thousands)
Revenues:
   Premiums earned                                  $212,809      $  3,093       $1,097                      $216,999
   Net investment income                                  --        21,360           --        $ 24,543        45,903
   Policy fees                                         2,177         2,209           --              --         4,386
   Realized losses                                        --            --           --          (2,061)       (2,061)
   Other                                                  --           712          977            (786)          903
                                                    --------      --------       ------        --------      --------
                 Total revenues                      214,986        27,374        2,074          21,696       266,130
Expenses:
   Loss, LAE and policyholder benefits               124,772         9,610          660              --       135,042
   Policy acquisition costs                           52,361           619          244              --        53,224
   Operating expenses                                 26,616         5,855           --          11,103        43,574
   Interest on debt                                       --         5,179           --           9,926        15,105
   Goodwill and other intangible amortization             --            --           --           1,591         1,591
                                                    --------      --------       ------        --------      --------
                 Total expenses                      203,749        21,263          904          22,620       248,536

Pre-tax income (loss) from continuing operations    $ 11,237      $  6,111       $1,170        $   (924)     $ 17,594
                                                    ========      ========       ======        ========      ========

Operating segment assets:
   Investments and other assets                     $209,274      $885,578       $5,314        $347,085
   Deferred acquisition costs                         27,169        18,533          252              --
                                                    --------      --------       ------        --------
                                                    $236,443      $904,111       $5,566        $347,085
                                                    ========      ========       ======        ========

                                                    Standard
                                                   Property-   Life Insurance   Specialty   Corporate and   Consolidated
1999                                                Casualty                      Lines         Other          Total
                                                   ---------   --------------   ---------   -------------   ------------
                                                                           (in thousands)
Revenues:
     Premiums earned                                $248,076            --            --            --       $248,076
     Net investment income                                --            --            --      $ 25,949         25,949
     Realized gains                                       --            --            --        12,756         12,756
     Other                                             4,347            --            --           180          4,527
                                                    --------       -------       -------      --------       --------
                 Total revenues                      252,423                                    38,885        291,308
Expenses:
     Loss, LAE and policyholder benefits             165,014            --            --            --        165,014
     Policy acquisition costs                         46,289            --            --            --         46,289
     Operating expenses                               28,811            --            --        12,351         41,162
     Interest on debt                                     --            --            --        13,215         13,215
     Goodwill and other intangible amortization           --            --            --         2,118          2,118
                                                    --------       -------       -------      --------       --------
                 Total expenses                      240,114                                    27,684        267,798

Pre-tax income from continuing operations           $ 12,309                                   $11,201       $ 23,510
                                                    ========       =======       =======      ========       ========

Operating segment assets:
     Investment and other assets                    $354,286            --            --      $388,166
     Deferred acquisistion costs                      31,362            --            --
                                                    --------       -------       -------      --------
                                                    $385,648                                  $388,166
                                                    ========       =======       =======      ========

                           Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

Note L - Debt and Deferrable Capital Securities

     Long-term debt and Deferrable Capital Securities at December 31, 2001 and 2000 consists of the following (in thousands):

                                                               2001       2000
                                                             -------    -------

8.75%  Senior Debentures, due July 15, 2025                  $79,820    $86,820
                   Less: debt issue cost                        (388)      (401)
                                                             -------    -------
               Long-term debt                                $79,432    $86,419
                                                             =======    =======

8.525% Deferrable Capital Securities, issued by Vesta
Capital Trust I, due January 15, 2027                        $23,250    $33,225
                                                             =======    =======

     The Senior Debentures are unsecured and rank on parity with all other unsecured and unsubordinated indebtedness. The debentures contain certain restrictions on the ability of Vesta to issue, sell, or otherwise dispose of any restricted subsidiary or to pledge the capital stock of any subsidiary.

     During the year ended December 31, 2001, we extinguished $7.0 million of our 8.75% Senior Debentures for 568,644 shares of common stock. We recorded an extraordinary gain, net of tax, of $.9 million ($.03 per diluted share), as a result of the early redemption of this long term debt. During the year ended December 31, 2000, we extinguished $13.1 million of our 8.75% Senior Debentures for approximately $9.8 million plus accrued interest and all $44.1 million of our 12.5% Senior Notes for approximately $38.2 million plus accrued interest. We recorded extraordinary gains, net of tax, and related debt issue costs of $5.3 million ($.22 per diluted share), as a result of the early redemption of this long term debt. The redemptions were funded with internally generated cash. The warrants attached to the 12.5% Senior Notes have been cancelled.

     Vesta's short-term debt outstanding at December 31, 2001 and 2000 is as follows (in thousands):

                  Outstanding     Available
                  -----------     ---------

2001                $29,964        $    36
2000                $ 5,000        $10,000

     On March 3, 2000, we established a revolving credit facility with First Commercial Bank, Birmingham, Alabama ("First Commercial"). In May, 2001 we increased the amounts available and increased the term of the credit facility to the following:

     . a $15 million unsecured line which bears interest at First Commercial's prime rate +1/4%;

     . an additional $15 million line which bears interest at First Commercial's prime rate, secured by a pledge of the revenues received under management contract between our wholly owned management company,
          J. Gordon Gaines, Inc., and our operating insurance subsidiaries.

     Each of these credit facilities mature on April 30, 2003. These credit agreements contain covenants which require us to maintain minimum (i) statutory consolidated net income, (ii) GAAP consolidated net income, (iii) statutory surplus and (iv) risk based capital. For the period ending December 31, 2001, our GAAP consolidated net income and statutory surplus did not meet the minimum requirements as set forth in our credit agreements. First Commercial has agreed that any such non-compliance will not be deemed an event of default under the credit agreement.

     In 1997, our single purpose finance subsidiary, Vesta Capital Trust I, issued $100 million principal amount of its 8.525% Deferrable Capital Securities. We have unconditionally guaranteed Vesta Capital Trust's obligation to make semi-annual distributions on these capital securities, and we have issued a debenture in a like amount to Vesta Capital Trust which requires us to make interest payments in the same amounts and at the same times as the distributions which are payable on these capital securities. These securities and the related distributions are treated in a manner similar to minority interest in the financial statements. The terms of the capital securities and the underlying debenture permit us to defer interest payments on the debentures, and, therefore, distributions on the capital securities, for up to ten years. We exercised this right of deferral with respect to the semi-annual payment originally due July 15, 1999. While we have elected to resume payment on these capital securities effective January 15, 2000, including all accrued amounts due since July 15, 1999, we may elect to defer payments again in the future. In the event we elect to defer such payments again in the future, we will not be permitted to pay any dividends on our common stock or other equity securities. In December, 1999, we exchanged $44.1 million of 12.5% senior notes, due 2006 for $58.8 million of the Deferrable Capital Securities. The resulting after-tax gain of $9.5 million was recorded directly to retained earnings in accordance with EITF 86-32 "Early Extinguishment of a Subsidiary's Mandatorily Redeemable Preferred Stock." In December, 2000, we exchanged 1.2 million shares of common stock for $8 million face amount of Deferrable Capital Securities. The resulting after-tax gain of $1.3 million was recorded directly to retained earnings in accordance with EITF 86-32. In 2001, we exchanged 965 thousand shares of common stock for $10 million face amount of Deferrable Capital Securities. The resulting after tax gain of $1.9 million was recorded directly to retained earning in accordance with EITF 86-32. The after tax gains from these transactions have been included in the respective computations of income available to common shareholders and related earnings per share computations in accordance with EITF Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.".

     As of December 31, 2001, approximately $23.3 million of these capital securities remained outstanding and carried a semi-annual distribution obligation of approximately $ 1.0 million.

                           Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

Note M - Federal Home Loan Bank Advances

     Advances from the Federal Home Loan Bank as of December 31, 2001 and 2000 are as follows (in thousands):

                                                                       2001       2000
Short-term advances, bearing interest at 1.91% to 4.015% for
              2001 and 6.62% for 2000                                $ 95,100   $ 75,000
Amortizing advances with balloon payments, bearing interest at
              rates from 6.41% to 7.3%, maturing from 2010 to 2016     66,412     68,107
Fully amortizing advances, bearing interest at rates ranging
              From 6.19% to 7.48%, maturing from 2003 to 2017           7,102      7,584
                                                                     --------   --------

                                                                     $168,614   $150,691
                                                                     ========   ========

     We are required to maintain a collateral deposit with FHLB. At December 31, 2001 and 2000 respectively, investments having a market value of approximately $176.8 million and $153.9 million at December 31, 2001 and 2000, respectively, were pledged to the FHLB. Interest expense was approximately $8.6 million and $9.6 million for the years ended December 31, 2001 and 200l, respectively.

     Annual maturities of borrowings from FHLB as of December 31, 2001 are as follows (in thousands):

2002                        $ 88,401
2003                          15,337
2004                           5,249
2005                           3,290
2006                           2,582
Thereafter                    53,755
                            --------
                            $168,614
                            ========

Note N - Stock Based Compensation

     During 1995, the Financial Accounting Standards Board issued Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Statement defines a fair value based method of accounting for an employee stock option. It also allows an entity to continue using the intrinsic value based accounting method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Vesta has continued to use this method to account for its stock options and other forms of stock based compensation. However, SFAS 123 requires entities electing to remain with the intrinsic method of accounting to provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as well as other disclosures about Vesta's stock-based employee compensation plans. Information about Vesta's stock based compensation plans and the related required disclosures follow.

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

     Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if Vesta had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 5.13%, 6.50% and 6.22%; dividend yields of 1.0%, 1.0% and 1.67% percent; volatility factor of the expected market price of Vesta's common stock of 88.97, 78.39 and 67.02; and a weighted-average expected life of the options of ten years for all years.

                           Vesta Insurance Group,Inc
                   Notes to Consolidated Financial Statements

     Vesta's actual and pro forma information follows (in thousands, except for earnings per share information):

                                                                           Year Ended December 31,
                                                                          2001       2000       1999
                                                                        --------   --------   --------
Net income (loss) available to common shareholders
    As reported                                                         $(22,425)  $ 16,722   $ 32,440
    Pro forma                                                            (22,689)    16,511     31,809
Net income (loss) available to common shareholder per share - basic
    As reported                                                         $  (0.84)  $   0.92   $   1.73
    Pro forma                                                              (0.85)      0.91       1.70
Net income (loss) available to common shareholder per share - diluted
    As reported                                                         $  (0.84)  $   0.78   $   1.63
    Pro forma                                                              (0.85)      0.77       1.60

     The following summary sets forth activity under the Plans for the years ended December 31:

                                             2001                     2000                1999
                                     --------------------   --------------------   --------------------
                                                Weighted-              Weighted-              Weighted-
                                                 Average               Average                Average
                                                Exercise               Exercise               Exercise
                                      Options     Price      Options    Price       Options    Price
                                     --------   ---------   --------   ---------   --------   ---------
Outstanding--beginning of the year    825,562    $ 10.92     860,636    $ 15.64     564,048    $ 24.40
Granted                               137,500       6.16     130,000       4.89     431,500       4.58
Exercised                                  --         --          --         --          --         --
Forfeited                              95,085       4.50     165,074      30.79     134,912      16.91
                                     --------    -------    --------    -------    --------    -------

Outstanding--end of the year          867,977    $  9.93     825,562    $ 10.92     860,636    $ 15.64
                                     ========               ========               ========

Weighted-average fair value of
options granted during the year      $   3.85               $   3.72               $   2.92

     Of the 867,977 outstanding options at December 31, 2001, 460,477 were exercisable.

     The following table shows expiration dates and weighted average exercise price for all outstanding options and options currently exercisable at December 31, 2001.
                                 Weighted
Expiration Date   Number of       Average        Options
                   Shares     Exercise Price   Exercisable
---------------   ---------   --------------   -----------

     2003           91,416        $ 16.60         91,416
     2004           19,500          15.05         19,500
     2005           92,061          22.09         92,061
     2006            9,000          35.38          9,000
     2007           15,000          31.00         15,000
     2008           15,000          59.19         15,000
     2009          358,500           4.51        138,500
     2010          130,000           4.89         40,000
     2011          137,500           6.16         40,000

     At December 31, 2001, Vesta has issued 2,005,818 shares of restricted stock. 74,307 shares have been issued to officers of Vesta in exchange for promissory notes. The common stock is being held by Vesta as security for the repayment of the notes. The balance of the unamortized restricted stock and unpaid note receivable at December 31, 2001 and 2000, was $14.8 million and $2.2 million, respectively, and are shown as reductions to stockholders' equity. The restrictions on the remaining 1.9 million shares expire in 2002 - 2011.

                           Vesta Insurance Group,Inc
                   Notes to Consolidated Financial Statements

Note O - Quarterly Financial Information (Unaudited)

     The following is a summary of quarterly financial data, in thousands except per share data:

                                                                       Three months ended
                                                      ---------------------------------------------------
                                                      March 31,   June 30,   September 30,   December 31,
                                                        2001        2001         2001           2001
                                                      ---------   --------   -------------   ------------

Premiums and policy fees earned                        $ 66,648   $ 75,919     $  75,927       $ 75,984
Net investment income                                    15,603     17,110        15,450         15,755
Operating costs and expenses                             80,997     85,676       122,402         96,871
Income tax (benefit) expense                              1,787      4,341        (9,510)        (1,108)
Minority interest and Deferrable Capital Securities         632        915           587            336
Net income (loss) from continuing operations              2,629      7,215       (18,162)        (1,964)
Preferred stock dividend                                   (163)        --            --
Net income (loss) from discontinued operations                5       (163)      (19,800)            --
Net income available to stockholders                      3,036      7,052       (31,953)          (560)
Basic per share data:
Net (loss) income from continuing operations               0.14       0.30         (0.57)         (0.06)
Net income (loss) from discontinued operations               --      (0.01)        (0.62)            --
Net income (loss) available to stockholders                0.16       0.30         (1.00)         (0.02)

                                                                  Three months ended
                                                 ---------------------------------------------------

                                                 March 31,   June 30,   September 30,   December 31,
                                                   2000        2000         2000          2000
                                                 ---------   --------   -------------   ------------

Premiums and policy fees earned                   $ 56,565   $ 52,138      $ 54,476       $ 56,029
Net investment income                                7,003      5,258        16,854         16,788

Operating costs and expenses                        65,761     50,116        64,005         67,677

Income tax expense                                    (777)     2,961         2,078          1,402

Minority interest and Deferrable Capital               571        571         1,429          1,010
Securities
Net income (loss) from continuing operations        (1,659)     5,072         2,993          1,943

Preferred stock dividend                               563        563         1,272          1,272

Net income(loss) from discontinued operations        3,913     (2,833)        1,003         (4,480)

Net income available to stockholders                 6,258      2,359         2,724          5,381

Basic per share data:
Net (loss) income from continuing operations         (0.09)      0.28          0.16           0.11

Net (loss) income from discontinued operations        0.21      (0.15)         0.06          (0.25)

Net income available to stockholders                  0.33       0.13          0.15           0.29


     As discussed in Note Q, Vesta discontinued its commercial operations effective in the fourth quarter of 1999 and its reinsurance assumed operations, effective the fourth quarter of 2000. Quarters prior to such effective dates have been reclassified in accordance with Accounting Principal Board Opinion No. 30 (APB 30) for presentation of discontinued operations.

                            Vesta Insurance Group,Inc
                   Notes to Consolidated Financial Statements

Note P - Fair Values of Financial Instruments

     The carrying amounts and estimated fair values of Vesta's financial instruments, none of which were held for trading purposes, were as follows (in thousands):

                                                                   2001                      2000
                                                         Carrying   Estimated Fair   Carrying   Estimated Fair
                                                          Amount       Value          Amount        Value
                                                         --------   --------------   --------   --------------

Financial assets:
      Fixed maturities                                   $807,197      $807,197      $798,205     $798,205
      Equity securities                                    31,431        31,431        31,285       31,285
      Cash and short-term investments                      64,777        64,777        35,960       35,960
      Mortgage loans                                       16,870        16,870        26,708       26,708
      Collateral loans                                     27,108        27,108        36,352       36,352
      Policy loans                                         63,949        63,949        61,413       61,413
      Other invested assets                                47,996        47,996        29,343       29,343

Financial liabilites:
      Insurance liabilties for investment contracts       576,849       550,065       561,899      524,452
      FHLB advances                                       168,614       168,614       150,691      150,691
      Long term debt and deferrable capital securities    102,682        69,552       119,644       83,751

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

     . Equity Securities - The carrying value of unaffiliated common stock, except for stock of FHLB, approximates fair value. Because FHLB shares are not publicly traded, the market value of the stock was considered to be equivalent to its cost due to the fact that FHLB has historically redeemed the shares at the original cost.

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

     . Borrowings - Fair values for the advances from FHLB were calculated using interest rates in effect as of each year end with the other terms of the advances unchanged. Carrying values of short term debt approximate fair value as effective rates approximate current rates. Fair values of long term debt and deferrable capital securities, were determined based on recent transactions involving the applicable securities.

     It is not practical to estimate the fair value of policy loans as they have no stated maturity and their rates are set at a spread related to policy liability amounts.

Note Q - Discontinued Operations

     In 1999, we elected to exit the assumed reinsurance business and ceased accepting new contracts. We sold the majority of our reinsurance assumed operations, including most renewal rights to Hartford Fire Insurance Company in the first quarter of 1999 for $15 million. In the fourth quarter of 2000, the last active reinsurance contract was commuted. Such commutation represented the measurement date for treatment of the reinsurance assumed business as a discontinued operation under Accounting Principles Board Opinion 30. Therefore, the reinsurance assumed operations have been segregated from continuing operations herein for all periods presented. Vesta will continue to pay losses on policies with coverage periods prior to the measurement date as those losses become due.

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

                            Vesta Insurance Group, Inc
                   Notes to Consolidated Financial Statements

     As a result of an unexpected increase in the severity and volume of reported claims associated with both our discontinued commercial and assumed reinsurance lines and an increase in payments on claim reserves during 2001, we increased our expected losses from discontinued operations by approximately $19.5 million, net of tax. The increase in our expected losses with respect to our commercial business related to a variety of underlying coverages including general liability. These types of claims may take many years to fully develop and we must continue to monitor trends in their ultimate development. Similarly, we experienced negative development in some of our assumed reinsurance contracts, principally related to certain homeowner coverages. These types of claims should fully develop over a comparatively shorter period of time. While we believe that the recorded reserves for discontinued operations at December 31, 2001 are adequate, further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims. Operating results of reinsurance assumed and commercial lines were as follows (in thousands):

                                                                             2001       2000       1999
                                                                           --------   --------   ---------

Net premium earned                                                         $   (265)  $ 36,296   $ 148,260
Income (loss) from discontinued operations before tax                       (31,364)    (3,815)     18,002
Income tax expense (benefit)                                                (11,406)    (1,418)      5,296
                                                                           --------   --------   ---------
Income (loss) from discontinued operations                                  (19,958)    (2,397)     12,706
                                                                           ========   ========   =========

Basic net income (loss) from discontinued operations per common share         (0.75)     (0.13)       0.68
Diluted net income (loss) from  discontinued operations per common share      (0.75)     (0.10)       0.63

     Assets and liabilities of the commercial lines and reinsurance assumed segments are primarily comprised of the following at December 31 (in thousands):

                                        2001       2000
                                       -------   --------
Investments and other assets           $99,824   $128,794

Reserves for loss, LAE and unearned
premium                                 99,824    128,794

Note R - Related Party Transactions

     In June of 2001, the Company settled a contingent liability with three of its executives under the Executive Officer Incentive Compensation Plan, by issuing 1.25 million shares of restricted stock and giving the executives total loans of $5.0 million. The restricted stock, which is recorded as Unearned Stock at December 31, 2001, vest over a 10 year period. The loans, which are recorded as Other Assets at December 31, 2000, will be forgiven over a 10 year period. The Company will record the vesting of the restricted stock and the forgiveness of the loans as compensation expense in the appropriate periods. In addition, the Company has made a loan of $250 thousand to the Chairman of the Board related to his residential property in Alabama.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

             Item 10. Directors and Executive Officers of Registrant

     Information required by this item is incorporated by reference from the sections entitled "Information about our Board of Directors and Executive Officers," and "Compensation and Other Transactions with Executive Officers and Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2002 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission prior to May 1, 2002.

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

     (b)  Security ownership of management:

          Information required by this item is incorporated by reference from the section entitled "Information about our Board of Directors and Executive Officers" in the Proxy Statement.

     (c)  Changes in control:

          We know of no arrangements, including any pledges by any person of its securities, the operation of which may at a subsequent date result in a change of control.

             Item 13. Certain Relationships and Related Transactions

     Information required by this item is incorporated by reference from the section entitled "Information about our Board of Directors and Executive Officers" in the Proxy Statement.

                                     PART IV

   Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

     (a)  Index of documents filed as a part of this report:

                                                                                                                         Page of
                                                                                                                          this
                                                                                                                         Report
                                                                                                                         -------
(1) Financial Statements:

    Vesta Insurance Group, Inc.

     Report of Independent Accountants                                                                                     24

     Consolidated Balance Sheets at December 31, 2001 and 2000                                                             25

     Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001          26

     Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December
      31, 2001                                                                                                             27

     Consolidated Statements of Cash Flow for each of the years in the three-year period ended December 31, 2001           28

     Notes to Consolidated Financial Statements                                                                          29 - 48

(2) Schedules Supporting Financial Statements for the three years ended December 31, 2001

     II. Condensed Financial Information of Registrant (Parent Company)                                                    54

     III. Supplemental Insurance Information (Consolidated)                                                                57

     IV. Reinsurance (Consolidated)                                                                                        58

      V. Valuation and Qualifying Accounts (Consolidated)                                                                  58

     Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

    (3) Exhibits

    Exhibits are listed in the index of Exhibits at page 51.

    (b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.

EXHIBITS INDEX

   Exhibit
     No.                            Description
     ---                            -----------

3.2 By-Laws of the Company (Amended and Restated as of October 1, 1993) (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338))

4.1 Indenture between the Company and Southtrust Bank of Alabama, National Association, dated as of July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))

4.2 Supplemental Indenture between the Company and Southtrust Bank of Alabama, National Association, dated July 19, 1995 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))

4.3 Indenture dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina, as trustee (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338))

4.4 Amended and Restated Declaration of Trust, dated as of January 31, 1997, of Vesta Capital Trust I (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338))

4.5 Capital Securities Guarantee Agreement, dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina, as trustee (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated by reference (File No. 1-12338))

10.1 Amended and Restated Management Agreement between J. Gordon Gaines, Inc. and Vesta Fire Insurance Corporation and its subsidiary and affiliated companies, effective as of January 1, 1999 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference)

10.2 Office Lease between the Company and Torchmark Development Corporation, dated as of April 20, 1992 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-12338))

10.3 Commercial/Personal Property Risk Excess Reinsurance Contracts, dated July 1, 1993, constituting the Company's Direct Per Risk Treaty Program, between Vesta Fire Insurance Corporation and its subsidiary and affiliated companies and various reinsurers (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338)) Renewed August 1, 2001.

10.4 Casualty Excess of Loss Reinsurance Agreements, dated January 1, 1998, constituting the Company's Casualty Excess of Loss Reinsurance Program, between Vesta Fire Insurance Corporation and its subsidiary and affiliated companies and Employers Reinsurance Corporation, (filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1998, filed on May 13, 1998 and incorporated herein by reference (File No. 1-12338)). Renewed January 1, 2002

10.5 Amendment to Catastrophe Reinsurance Contracts, dated July 1, 1995, constituting the Company's Direct Property Catastrophe Program, between Vesta Fire Insurance Corporation, Vesta Insurance Corporation, Sheffield Insurance Corporation, Vesta Lloyds Insurance Company, Hawaiian Insurance & Guaranty Company, Limited and various reinsurers. (Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1995, filed on November 14, 1995 and incorporated herein by reference (File No. 1-12338)). Renewed June 1, 2001.

10.6+ Amended and Restated Credit Agreement dated as of May 1, 2001 between Vesta Insurance Group, Inc. and First Commercial Bank establishing a $15 million revolving unsecured credit facility (the "Unsecured Credit Agreement").

10.7+ Waiver of certain covenant violations as of September 30, 2001 related to the Unsecured Credit Agreement.

10.8+ Waiver of certain covenant violations as of December 31, 2001 related to the Unsecured Credit Agreement.

10.9+ Amended and Restated Credit Agreement dated as of May 1, 2001 between Vesta Insurance Group, Inc. and First Commercial Bank establishing a $15 million revolving secured credit facility (the "Secured Credit Agreement").

10.10+ Waiver of certain covenant violations as of September 30, 2001 related to the Secured Credit Agreement.

10.11+ Waiver of certain covenant violations as of December 31, 2001 related to the Secured Credit Agreement.

10.12 Form of Restricted Stock Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on August 31, 1993 and incorporated herein by reference (File No. 1-12338))

10.13* The Company's Incentive Compensation Plan (filed as an exhibit to the Company's Proxy Statement on Schedule 14A, filed on April 9, 2001 and incorporated herein by reference)

10.14* The Company's Long Term Incentive Plan as amended effective as of August 27, 1999 (filed as an exhibit to the Company's Proxy Statement on Schedule 14A, filed on August 9, 1999) and incorporated herein by reference

    Exhibit
      No.                            Description
      ---                            -----------

10.15* Form of Non-Qualified Stock Option Agreement entered into by and between the Company and certain of its executive officers and directors (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))

10.16* Cash Bonus Plan of the Company (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-2338))

10.17* J. Gordon Gaines, Inc. Post Retirement Benefits Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-12338))

10.18 The Company's Non-Employee Director Stock Plan (filed as an exhibit to the Company's 10-Q for the quarter ended March 30, 2000, filed on May 15, 2000 and incorporated herein by reference (File No. 1-12338))

10.19 Employment Agreement between the registrant and Norman W. Gayle, III, dated as of September 30, 1999. (filed as an exhibit to the Company's Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

10.20 Employment Agreement between the registrant and James E. Tait, dated as of September 30, 1999.(filed as an exhibit to the Company's Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

10.21 Employment Agreement between the registrant and Donald W. Thornton, dated as of September 30, 1999. (filed as an exhibit to the Company's Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

10.22 Employment Agreement between the registrant and W. Perry Cronin, dated as of February 5, 2001 (filed as an exhibit to the Company's Form 10-Q for the period ending September 30, 2001, filed on November 14, 2001 and incorporated herein by reference.)

10.23+ Employment Agreement between a subsidiary company and Kenneth W. Phillips, effective June 30, 2000.

10.24+ Employment Agreement between a subsidiary company and Wayne A. Schreck, effective June 30, 2000.

10.25 Vesta Insurance Group, Inc. Executive Officer Incentive Compensation Plan. (filed as an exhibit to the Company's Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

10.26+ Settlement Agreement, made as of July 23, 2001, relating to the Vesta Insurance Group, Inc. Executive Officer Incentive Compensation Plan.

21.0+     Subsidiaries of Vesta Insurance Group, Inc.

23.1+     Consent of PricewaterhouseCoopers LLP

99.1+     Comments concerning forward looking statements

          *These are the Company's compensatory plans.
          +Filed herewith.

                           Vesta Insurance Group, Inc.
                                (Parent Company)
                     Schedule II - Condensed Balance Sheets
                        (in thousands except share data)

                                                                                            At December 31,
                                                                                          2001         2000
                                                                                        ---------    --------
Assets
   Investment in affiliates *                                                           $ 394,607    $357,664
   Short-term investments                                                                     100         100
                                                                                        ---------    --------
                         Total investments                                                394,707      357,764

   Cash                                                                                        --          36
   Other assets                                                                            10,803       7,100
                                                                                        ---------    --------
                         Total assets                                                   $ 405,510    $ 364,900
                                                                                        =========    ========

Liabilities
   Other liabilities                                                                    $  36,807    $ 58,370
   Short term debt                                                                         29,964       5,000
   Long term debt                                                                          79,432      86,419
                                                                                        ---------    --------
   Total liabilities                                                                      146,203     149,789

Stockholders' equity
   Preferred stock $.01 par value, 5,000,000 shares, authorized, issued:
              2001 - 0 and 2000 - 2,950,000                                                    --          30
   Common stock, $.01 par value, 100,000,000 shares authorized, issued:
               2001 - 36,994,464 and 2000 - 18,964,322 shares                                 370         190
   Additional paid-in capital                                                             244,640     167,382
   Accumulated other comprehensive income, net of tax (benefit) expense of $4,191 and
    $1,453 in 2001 and 2000, respective                                                     7,784       2,698
   Retained earnings                                                                       32,611      57,643
   Unearned stock                                                                         (19,507)     (6,967)
   Treasury stock                                                                          (6,591)     (5,865)
                                                                                        ---------    --------
   Total stockholders' equity                                                             259,307     215,111
                        Total liabilities and stockholders' equity                      $ 405,510    $364,900
                                                                                        =========    ========

*  Eliminated in consolidation

                           Vesta Insurance Group, Inc.
                                (Parent Company)
                 Schedule II--Condensed Statements of Operations
                                 (in thousands)

                                                         For the Year Ended December 31,
                                                          2001        2000         1999
                                                        --------    --------    ---------
Revenues:
   Net other income (loss)                              $  4,470    $    443    $  (4,109)

Expenses:
   Interest expenses                                      15,125      16,636       18,080
   Operating expenses                                     29,325       2,318        2,724
                                                        --------    --------    ---------
   Total expenses                                         44,450      18,954       20,804

Net loss before income tax, gain on debt
   extinguishment and equity in earnings of affiliate    (39,980)    (18,511)     (24,913)
Income tax benefit                                        13,993       6,479        8,720
                                                        --------    --------    ---------
Loss before equity in earnings of affiliates,            (25,987)    (12,032)     (16,193)
   and gain on debt extinguishment
Extraordinary gain on debt extinguishment                  2,879       5,250
Equity in earnings of affiliates *                        (6,222)     17,984       39,648
                                                        --------    --------    ---------
Net income (loss)                                       $(29,330)   $ 11,202    $  23,455
                                                        ========    ========    =========

* Eliminated in consolidation

                           Vesta Insurance Group, Inc.
                                (Parent Company)
                 Schedule II--Condensed Statement of Cash Flows
                                 (in thousands)

                                                           For the Year Ended December 31,
                                                            2001        2000        1999
                                                          --------    --------    --------
Cash (used in) provided from operations                   $(61,342)   $ 24,862    $ 29,002

Cash used in investing activities:
    Net (increase) decrease in short-term investments           --       3,484       1,207
                                                          --------    --------    --------
    Cash provided by (used) in investing activities             --       3,484       1,207

Cash (used in) provided from financing activities:
    Dividends paid                                          (2,770)     (4,611)       (698)
    Acquisition of common stock                            (57,269)    (56,303)         --
    Issuance of common stock                                96,381      32,678          --
    Net change in short term debt                           24,964          --          --
    Preferred Stock issuance                                    --          --      25,075
    Capital Contributions from exercising stock options         --          --         324
    Issuance(retirement) of debt and deferrable capital
         securities                                             --          --     (65,507)
                                                          --------    --------    --------
    Cash (used in) provided from financing activities       61,306     (28,236)    (40,806)

Net increase (decrease) in cash                                (36)        110     (10,597)
                                                          --------    --------    --------
Cash balance at beginning of period                       $     36    $    (74)   $ 10,523
Cash balance at end of period                             $     --    $     36    $    (74)
                                                          ========    ========    ========

                           Vesta Insurance Group, Inc.
         Schedule III--Supplemental Insurance Information (Consolidated)
                        As of December 31, 2001 and 2000
                                 (in thousands)

                                             Deferred      Future Policy
                                              Policy      Benefits,Loss and
                                            Acquisition    Loss Adjustment      Unearned
                                               Costs        Expense Reserve     Premiums
                                            -----------   ------------------    --------
As of December 31, 2001
     Standard Property-Casualty              $ 36,800          $156,085         $149,419
     Life  and Health Insurance                21,538           695,170               --
     Specialty lines                              494            25,088           30,460
     Discontinued operations                       --            99,824               --
                                             --------          --------         --------
                                               58,832           976,167          179,879
                                             ========          ========         ========
As of December 31, 2000
     Standard Property-Casualty              $ 27,169          $130,312         $103,666
     Life Insurance                            18,533           660,284               --
     Specialty lines                              252             4,477            1,089
     Discontinued operations                       --           128,900               --
                                             --------          --------         --------
                                               45,954           923,973          104,755
                                             ========          ========         ========

              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                             Net Earned   Net Investment   Benefits, Claim and   Amortization of     Other     Net Premium
                              Premium         Income         Loss Adjustment           DAC         Operating     Written
                                                                Expenses                            Expenses
                             ----------   --------------   -------------------   ---------------   ---------   -----------
As of December 31, 2001
Standard Property-Casualty    $246,063             --           $161,599            $ 54,795       $ 32,356     $263,962
Life and Health Insurance       30,572       $ 43,494             35,950               7,682         12,520       30,572
Specialty lines                 10,169             --              7,997               2,356            276       11,789
Non-standard Auto Agency            --            325                 --                  --          9,087           --
Corporate and other                 --         20,099                 --                  --         40,369           --

                              --------       --------           --------            --------       --------     --------
                              $286,804       $ 63,918           $205,546            $ 64,833       $ 94,608     $306,323
                              ========       ========           ========            ========       ========     ========

As of December 31, 2000
Standard Property-Casualty    $212,809             --           $124,772            $ 52,361       $ 26,616     $205,461
Life Insurance                   3,093       $ 21,360              9,610                 619          5,855        3,093
Specialty lines                  1,097             --                660                (733)            --        2,188
Corporate and other                 --         24,543                 --                  --         11,103           --
                              --------       --------           --------            --------       --------     --------
                              $216,999       $ 45,903           $135,042            $ 52,247       $ 43,574     $210,742
                              ========       ========           ========            ========       ========     ========



                           Vesta Insurance Group, Inc.
                     Schedule IV--Reinsurance (Consolidated)
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

Premiums Earned   Gross Direct   Ceded to     Assumed                    Percentage of
                     Amount        other     from other                Amount Assumed to
                                 Companies   Companies    Net Amount         Net
                  ------------   ---------   ----------   ----------   -----------------
2001               $ 405,314     $ 130,473    $ 11,698    $ 286,539          4.08%
2000                 255,257        43,413      38,240      250,084         15.29%
1999                 362,830        83,173     116,678      396,335         29.50%

                           Vesta Insurance Group, Inc.
                 Schedule V - Valuation and Qualifying Accounts
       (Consolidated) For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

Description                                                         Additions
                                                     Balance at    Charges to                   Balance at End
                                                    Beginning of    Costs and     Deductions      of Period
                                                      Period        Expenses
                                                   -------------   ----------   -------------   --------------
Allowance for premiums in course of collection:
2001                                                 $  3,937         $ 3,797       $ 5,050        $ 2,684
2000                                                    2,412           7,707         6,182          3,937
1999                                                   14,212           1,550        13,350          2,412

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VESTA INSURANCE GROUP, INC.


                                          By /s/ NORMAN W. GAYLE, III
                                             -----------------------------------
                                                 Norman W. Gayle, III, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                              Title                                 Date
------------------------------------     -----------------------------------------------------    ---------


/s/ James E. Tait                        Chairman of the Board of Directors (Co-Executive         28-Mar-02
------------------------------------
James E. Tait                            Officer)


/s/ Norman W. Gayle, III                 Director, President (Co-Executive Officer)               28-Mar-02
------------------------------------
    Norman W. Gayle, III


/s/ William P. Cronin                    Chief Financial Officer (Principal Financial Officer)    28-Mar-02
------------------------------------
    William P. Cronin


/s/ Hopson B. Nance                      Controller (Principal Accounting Officer)                28-Mar-02
------------------------------------
    Hopson B. Nance


/s/ Robert B. D. Batlivala, PhD.         Director                                                 28-Mar-02
------------------------------------
    Robert B. D. Batlivala, PhD.


/s/ Walter M. Beale, Jr.                 Director                                                 28-Mar-02
------------------------------------
    Walter M. Beale, Jr.


/s/ Ehney A. Camp, III                   Director                                                 28-Mar-02
------------------------------------
    Ehney A. Camp, III


/s/ T. Owen Vickers, Sr.                 Director                                                 28-Mar-02
------------------------------------
    T. Owen Vickers, Sr.


/s/ Stephen R. Windom                    Director                                                 28-Mar-02
------------------------------------
    Stephen R. Windom


/s/ Alan S. Farrior                      Director                                                 28-Mar-02
------------------------------------
    Alan S. Farrior