Form 10-Q
period 2002-03-31
VESTA INSURANCE GROUP INC
filed 2002-05-14
CIK 911576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                          (Mark One)

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

The number of shares outstanding of the registrant's common stock,
$.01 par value, as of May 10, 2002
36,473,394

Vesta Insurance Group, Inc.

                                        Part I
                                Item 1. Financial Statements
                                 Vesta Insurance Group, Inc.
                                  Consolidated Balance Sheets
                    (Amounts in thousands except share and per share data)

                                                                               March 31,       December 31,
                                                                                  2002             2001
                                                                             ---------------  ---------------
                                                                              (unaudited)
Assets:
    Investments:
    Fixed maturities available for sale - at fair value (cost:  2002 - $810,102;
         2001 - $785,049)                                                         $ 818,747        $ 807,197
    Equity securities-at fair value: (cost: 2002- $34,299; 2001- $32,298)            28,137           31,431
    Mortgage and collateral loans                                                    43,035           43,978
    Policy loans                                                                     63,179           63,949
    Short-term investments                                                           41,622           41,198
    Other invested assets                                                            48,016           47,996
                                                                             ---------------  ---------------
                       Total investments                                          1,042,736        1,035,749
    Cash                                                                             21,781           23,579
    Accrued investment income                                                        17,700           23,090
    Premiums in course of collection (net of allowances for losses
         of $2,684 in 2002 and  2001)                                                77,956           47,589
    Reinsurance balances receivable                                                 397,029          357,827
    Reinsurance recoverable on paid losses                                           93,783           76,757
    Deferred policy acquisition costs                                                91,942           58,832
    Property and equipment                                                           20,080           18,368
    Deferred income taxes                                                            35,754           38,591
    Goodwill and other intangible assets                                            134,089          109,260
    Other assets                                                                     38,127           41,240
                                                                             ---------------  ---------------
                       Total assets                                             $ 1,970,977      $ 1,830,882
                                                                             ===============  ===============

Liabilities:
    Policy liabilities                                                            $ 689,004        $ 695,170
    Losses and loss adjustment expenses                                             298,661          280,997
    Unearned premiums                                                               271,225          179,879
    Federal Home Loan Bank advances                                                 179,692          168,614
    Short term debt                                                                  29,961           29,964
    Long term debt                                                                   74,791           79,432
    Other liabilities                                                               147,238          114,269
                                                                             ---------------  ---------------
                     Total liabilities                                            1,690,572        1,548,325

Commitments and contingencies: See Note B

Deferrable Capital Securities                                                        22,445           23,250

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, issued:
         2002 - 0 and 2001 - 0                                                           --               --
    Common stock, $.01 par value, 100,000,000 shares authorized,  issued:
         2002 - 37,528,111 and 2001 - 36,994,464                                        375              370
    Additional paid-in capital                                                      248,313          244,640
    Accumulated other comprehensive income, net of  tax expense
         of $869 and $4,191 in 2002 and 2001, respectively                            1,614            7,784
    Retained earnings                                                                33,829           32,611
    Treasury stock (1,054,717 shares and 923,972 shares at cost
         at March 31, 2002 and December 31, 2001, respectively)                      (7,412)          (6,591)
    Unearned stock                                                                  (18,759)         (19,507)
                                                                             ---------------  ---------------
                 Total stockholders' equity                                         257,960          259,307
                                                                             ---------------  ---------------
                 Total liabilities, deferrable capital securities
                    and stockholders' equity                                    $ 1,970,977      $ 1,830,882
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
                                   (amounts in thousands except per share data)

                                                                         Three months ended
                                                                               March 31,
                                                                        2002            2001
                                                                    --------------   ------------
                                                                              (unaudited)
Revenues:
    Net premiums written                                                $ 151,097       $ 61,212
    Change in unearned premiums                                           (39,306)         4,183
                                                                    --------------   ------------
    Net premiums earned                                                   111,791         65,395
    Policy fees                                                             3,418          1,253
    Agency fees and commissions                                            18,380
    Net investment income                                                  13,681         15,603
    Realized gains (losses)                                                 1,085          1,706
    Other                                                                   3,374          2,088
                                                                    --------------   ------------
        Total revenues                                                    151,729         86,045
Expenses:
    Policyholder benefits                                                  10,645          8,057
    Losses and loss adjustment expenses incurred                           70,694         38,701
    Policy acquisition expenses                                            21,274         14,402
    Operating expenses                                                     42,753         14,653
    Interest on debt                                                        3,951          4,658
    Goodwill and other intangible amortization                                 84            526
                                                                    --------------   ------------
        Total expenses                                                    149,401         80,997
Income from continuing operations before taxes, minority interest,
     and deferrable capital securities                                      2,328          5,048
Income tax expense                                                            859          1,787
Minority interest, net of tax                                                 424            249
Deferrable capital security distributions, net of tax                         129            383
                                                                    --------------   ------------
Net income  from continuing operations                                        916          2,629
Income (loss) from discontinued operations, net of tax                        (64)             5
Extraordinary gain on debt extinguishments, net of tax                        897             --
                                                                    --------------   ------------
        Net income                                                          1,749          2,634
Preferred stock dividend                                                       --           (163)
Gain on redemption of preferred securities, net of tax                        210            565
                                                                    --------------   ------------
Net income available to common shareholders                               $ 1,959        $ 3,036
                                                                    ==============   ============
Net income  from continuing operations per share - Basic                   $ 0.03         $ 0.14
                                                                    ==============   ============
Net income available to common shareholders per share - Basic              $ 0.06         $ 0.16
                                                                    ==============   ============
Net income from continuing operations per share - Diluted                  $ 0.03         $ 0.13
                                                                    ==============   ============
Net income available to common shareholders per share - Diluted            $ 0.06         $ 0.15
                                                                    ==============   ============

                Statements of Comprehensive Income
Net income                                                                $ 1,749        $ 2,634
Other comprehensive income, net of tax:
        Unrealized holding (losses) gains on available-for-sale securities
           net of tax of $(2,943) and $1,666, respectively                 (5,465)         3,094
        Less realized gains on available-for-sale securities net of tax
            of $380 and $597, respectively                                    705          1,109
                                                                    --------------   ------------
                                                                           (6,170)         1,985
Gain on redemption of preferred securities, net of tax of $113
     and $305, respectively.                                                  210            565
                                                                    --------------   ------------
 Comprehensive (loss) income                                             $ (4,211)       $ 5,184
                                                                    ==============   ============

See accompanying Notes to Consolidated Financial Statements

                                          Vesta Insurance Group, Inc.
                                     Consolidated Statements of Cash Flows
                                            (amounts in thousands)

                                                                               Three months ended March 31,
                                                                                  2002              2001
                                                                             ---------------   ---------------
                                                                                        (unaudited)
Operating Activities:
    Net income                                                                      $ 1,749           $ 2,692
    Adjustments to reconcile net income  to cash used in operations
       Changes in:
       Loss and LAE reserves, and future policy liabilities                          19,604           (14,739)
       Unearned premium reserves                                                     55,615            (1,359)
       Reinsurance balances receivable                                              (33,702)             (119)
       Premiums in course of collection                                             (28,187)           (2,964)
       Reinsurance recoverable on paid losses                                        (8,748)           (2,247)
       Other assets and liabilities                                                  19,327              (425)
    Policy acquisition costs deferred                                               (49,123)          (12,657)
    Policy acquisition costs amortized                                               25,482            14,402
    Realized gains                                                                   (1,085)           (1,706)
    Amortization and depreciation                                                     1,079             2,573
    Extraordinary gain                                                                 (897)               --
                                                                             ---------------   ---------------
             Net cash provided by (used in) operations                                1,114           (16,549)

Investing Activities:
    Investments sold, matured, and called:
       Fixed maturities available for sale                                           74,629           104,292
       Equity securities                                                                988                --
    Investments acquired:
       Fixed maturities available for sale                                          (89,036)          (47,112)
       Equity securities                                                             (2,989)           (2,057)
    Net increase (decrease) in other invested assets                                  1,693            (6,843)
    Net cash received (paid) for acquisition                                          9,006                --
    Net decrease in short-term investments                                             (421)            3,448
    Additions to property and equipment                                                (670)           (3,590)
                                                                             ---------------   ---------------
             Net cash (used in) provided from investing activities                   (6,800)           48,138

Financing Activities:
    Net change in FHLB borrowings                                                    11,078             9,997
    Change in long and short-term debt                                                   (3)           (3,334)
    Net deposits and withdrawals from insurance liabilities                          (5,441)           (1,508)
    Issuance of common stock                                                             --            32,350
    Acquisition of common stock                                                        (821)          (50,951)
    Dividends paid                                                                     (925)             (413)
                                                                             ---------------   ---------------
             Net cash provided by (used in) financing activities                      3,888           (13,859)
Increase (decrease) in cash                                                          (1,798)           17,730
Cash at beginning of period                                                          23,579            13,374
                                                                             ---------------   ---------------
Cash at end of period                                                              $ 21,781          $ 31,104
                                                                             ===============   ===============

See accompanying Notes to Consolidated Financial Statements

     Vesta Insurance Group, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands except per share amounts)

Note A-Significant Accounting Policies

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

     New Accounting Standards: In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 address financial accounting and reporting for business combinations. The standard eliminates the pooling of interests method of accounting for business combinations and requires that all intangible assets be accounted for separately from goodwill. Vesta has applied the requirements of SFAS No. 141 to all acquisitions after July 1, 2001, as required, and will account for future acquisitions in accordance with the new guidance.

      In June of 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We adopted SFAS No. 142 effective January 1, 2002. See Note F for additional disclosures related to the adoption of SFAS 142.

      In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and was written to provide a single model for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Vesta adopted SFAS No. 144 effective January 1, 2002. Such adoption resulted in no material impact on Vesta's financial position, results of operations or cash flows.

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

      Reconciliation of income available to common shareholders and average shares outstanding for the three months ending March 31, 2002 and 2001 are as follows:

                                                                Three months ended March 31,
                                                                   2002                2001
                                                            -------------------  -----------------
Net income available to common shareholders                            $ 1,959            $ 3,036
Preferred stock dividends on convertible preferred stock                    --                163
                                                            -------------------  -----------------
Adjusted net income available to common shareholders                   $ 1,959            $ 3,199
                                                            ===================  =================

Weighted average shares outstanding-basic (1)                           33,305             18,857
Stock options and restricted stock                                         591                336
Weighted average convertible preferred stock (1)                            --              1,901
                                                            -------------------  -----------------
Weighted average shares outstanding-diluted (1)                         33,896             21,094
                                                            ===================  =================

          (1) Reflects weighted averages. At March 31, 2002, Vesta had 36.5 million shares outstanding and zero shares of convertible preferred stock outstanding. Weighted average shares outstanding for earnings per share purposes do not include shares held by the Agent's Stock Incentive Plan Trust that have not been allocated to participants.

Earnings per share for discontinued operations and extraordinary gains for the three months ended March 31, 2002 and 2001 are as follows:

                                        2002               2001
                                   --------------     --------------
Basic Earnings per share:
    Discontinued Operations             $ 0.00             $ 0.00
    Extraordinary Gain                  $ 0.03                 --
Diluted Earnings per share:
    Discontinued Operations             $ 0.00             $ 0.00
    Extraordinary Gain                  $ 0.03                 --

Note B-Commitments and Contingencies

Securities Litigation

      On October 26, 2001, Vesta executed a definitive agreement to settle the securities litigation that had been pending since June 1998 against Vesta and certain current and former officers and directors. On December 10, 2001, the Court approved settlement of the consolidated class action securities litigation in U.S. District Court in Alabama as to Vesta and its officers and directors for a total of $61 million in cash. A related derivative action lawsuit in the Circuit Court of Jefferson County, Alabama was also dismissed with prejudice. Vesta funded $21.0 million towards the settlement and the Company's excess directors and officers liability carriers funded the remaining $40.0 million. Vesta used its line of credit to finance its portion of the settlement and recorded a pre-tax one-time charge of approximately $25 million against earnings to cover Vesta's contribution to the settlement and other expenses incurred. We have now filed a claim with two of our upper level excess D&O insurers for their part of the settlement and related expenses. We have recorded a receivable of $5.4 million, which represents the amount currently due from those two excess D&O insurers.

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

   Arbitration

      As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $55.9 million at March 31, 2002. Additionally, we have previously collected approximately $48.5 million from the drawdown of collateral on hand.

      NRMA Insurance Ltd. ("NRMA"), one of the participants in the 20% whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We also filed for arbitration against Alfa Mutual Insurance Company and Dorinco Reinsurance Company, the other two participants on the treaty and all those arbitrations are in the discovery stages. Additionally, Alfa recently filed a Motion for Declatory Judgement asking the arbitration panel to order that there is no enforceable agreement between Alfa and Vesta. We are vigorously opposing such motion, which is scheduled for hearing in June 2002. Presently, the hearing in the NRMA arbitration is scheduled for October 2002. Hearing dates for the Alfa and Dorinco arbitrations are not presently scheduled. While management believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in arbitration and their ultimate outcome cannot be determined at this time.

      During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from the Vesta. F&G Re is seeking to cancel the treaties and avoid its obligation. Based on the terms of the two treaties, Vesta will be entitled to recoveries of approximately $30.0 million as losses from prior accident years mature. Vesta has recorded a reinsurance recoverable of $30.0 million at December 31, 2001 related to these two treaties. The hearing in this arbitration began on February 11, 2002. The hearing was adjourned on February 15, 2002 and scheduled to resume on June 11, 2002. While management believes that USF&G is not entitled to rescission, the ultimate outcome cannot be determined at this time.

      We are in arbitration with CIGNA Property and Casualty Insurance Company (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claims are due under the terms of the treaty. In addition, during the fourth quarter, the treaty was terminated on a cut-off basis. Vesta is seeking recoupment of all improper claims payments and excessive expense allocations and charges from CIGNA. The arbitration was bifurcated into two phases with phase one concentrating on the interpretation of the intent of the parties related to the expense reimbursement provisions of the treaty at the time it was entered and phase two related to any issues between the parties after the Company conducts an audit of expenses related to the treaty. The phase one hearing was held in February 2002 and the panel ruled that (i) the Company is responsible for the payment of ceding commissions provided for in the treaty and should pay any outstanding billings for commissions and paid claims, plus interest; and (ii) the Company may proceed with an audit of expenses ceded to the treaty and (iii) the parties should identify any further issues to be brought before the arbitration panel for phase two of the hearing. The Phase II hearing has not yet been scheduled.

      If the amounts recoverable under the relevant treaties are ultimately determined to be materially less than the amounts that we have reported as recoverable, we may incur a significant, material, and adverse impact on our financial condition and results of operations.

   Other Litigation

      On January 14, 2002, the Company's subsidiary, American Founders, was notified of a lawsuit in Texas naming it as a defendant and brought by a creditor of the former parent of the subsidiary. This lawsuit (subsequently identified as the Blitz lawsuit) alleges, among other things, that American Founders redeemed its Series A and Series C preferred stock issues at less than "reasonably equivalent value". American Founders believes that the allegations brought against it in this lawsuit are without merit and intends to mount a vigorous defense in this action. In the opinion of management, resolution of the Blitz lawsuit is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect American Founders' future operations or cash flows in a particular period.

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

     Life and Health Insurance

      On June 30, 2000, we entered the life and annuity business through an investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas and we entered the health insurance business through the acquisition of Aegis Financial Corporation in December 2000. American Founders and Aegis have approximately $2.5 billion (face value) of life and annuity products in force and approximately $22.5 million of health insurance premiums in force at March 31, 2002. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products through independent agents throughout the majority of the United States. Aegis Financial markets health insurance products through captive agents throughout the United States.

     Specialty Underwriting

      Specialty underwriting includes our fronting operations and any underwriting risk retained from premiums written through our non-standard auto agencies. In fronting arrangements, we write targeted property-casualty insurance coverages and reinsure substantially all of the risks to reinsurers in exchange for fees. This business takes advantage of our certificates of authority granting us license to write insurance in many states. Income from fronting arrangements is primarily generated on a fee-for-service basis. For the premium written through our non-standard auto agencies, we determine based on market conditions, and the prospective results of the underlying business, whether to keep 100% of the underwriting risk or reinsure this risk to various reinsurers. Our decision on how much underwriting risk to retain is dependent on the current rating environment and the amount of commissions offered by the reinsurers.

     Agency

      The agency segment consists of our agency retail and wholesale operations. The primary sources of revenue are agents' commissions and fees collected by retailers and fees and commissions collected by wholesalers. These revenue streams are not risk-bearing.

     Corporate and Other

      Our corporate and other segment primarily consists of unallocated net investment income, unallocated interest expense, and certain overhead expenses not directly associated with a particular segment.

     A summary of segment results for the three months ended March 31, 2002 and 2001 is as follows:

                                           Standard     Life and
                                           Property-     Health        Specialty                Corporate
                                           Casualty     Insurance    Underwriting   Agency      and Other    Eliminations    Total
2002                                      ------------ ------------ -------------- -----------  ----------- -------------- ----------
Revenues:                                                               (in thousands)
    Premiums earned                          $ 67,843      $ 8,074       $ 35,874                                           $ 111,791
    Agency fees and commissions                    --           --             --    $ 23,588                    $ (5,208)     18,380
    Net investment income                          --        9,419             --          --      $ 4,382           (120)     13,681
    Policy fees                                 1,302          983          1,133          --           --             --       3,418
    Realized gains                                 --          942             --          --          143             --       1,085
    Other                                          --          337          1,608                    1,429             --       3,374
                                          ------------ ------------ -------------- -----------  ----------- -------------- -----------
                  Total revenues                69,145       19,755         38,615      23,588        5,954         (5,328)  $ 151,729
Expenses:
    Loss, LAE and policyholder benefits        47,079       10,645         23,615          --           --             --      81,339
    Policy acquisition costs                   15,415        1,749          9,318          --           --         (5,208)     21,274
    Operating expenses                          9,172        3,286          3,296      20,736        6,263             --      42,753
    Interest on debt                               --        1,576             --         120        2,375           (120)      3,951
    Goodwill and other intangible amortization     --           --             --          --           84             --          84
                                          ------------ ------------ -------------- -----------  ----------- -------------- -----------
                  Total expenses                71,666       17,256         36,229      20,856        8,722         (5,328)    149,401

Pre-tax income (loss) from
   continuing operations                        (2,521)     $ 2,499        $ 2,386     $ 2,732     $ (2,768)           $ -     $ 2,328
                                          ============ ============ ============== ===========  =========== ============== ===========
Operating segment assets:
    Investments and other assets             $ 288,866    $ 908,188      $ 124,576    $ 63,204    $ 398,451
    Deferred acquisition costs                  51,955       23,987         11,889       4,111           --
                                           ------------ ------------ -------------- -----------  -----------
                                             $ 340,821    $ 932,175      $ 136,465    $ 67,315    $ 398,451
                                          ============ ============ ============== ===========  ===========

                                           Standard     Life and
                                           Property-     Health        Specialty                Corporate
                                           Casualty     Insurance    Underwriting   Agency      and Other       Total
2001                                      ------------ ------------ -------------- -----------  ----------- ------------
Revenues:                                                               (in thousands)
    Premiums earned                          $ 56,847      $ 7,465       $ 1,083                               $ 65,395
    Net investment income                          --       10,780            --        $ 157      $ 4,666       15,603
    Policy fees                                   355          898            --           --           --        1,253
    Realized gains                                 --          601            --           --        1,105        1,706
    Other                                          --           52           843          442          751        2,088
                                          ------------ ------------ ------------- ------------ ------------ ------------
                Total revenues                 57,202       19,796         1,926          599        6,522       86,045
Expenses:
    Loss, LAE and policyholder benefits        37,902        8,057           799           --           --       46,758
    Policy acquisition costs                   12,058        2,122           222           --           --       14,402
    Operating expenses                          6,362        3,761            61         1389        3,080       14,653
    Interest on debt                               --        2,430            --           --        2,228        4,658
    Goodwill and other intangible amortization     --           --            --           --          526          526
                                          ------------ ------------ ------------- ------------ ------------ ------------
                Total expenses                 56,322       16,370         1,082        1,389        5,834       80,997

Pre-tax income (loss) from
    continuing operations                       $ 880      $ 3,426         $ 844       $ (790)       $ 688      $ 5,048
                                          ============ ============ ============= ============ ============ ============

Operating segment assets:
    Investments and other assets            $ 206,867    $ 907,847       $ 8,219     $ 27,114    $ 294,593
    Deferred acquisition costs                 26,203       17,660           345           --           --
                                          ------------ ------------ ------------- ------------ ------------
                                            $ 233,070    $ 925,507       $ 8,564     $ 27,114    $ 294,593
                                          ============ ============ ============= ============ ============

Note D-Stock Transactions

     In the first quarter of 2002, we issued 533,647 shares of common stock in exchange for $4.6 million face amount of our 8.75% Senior Notes and $.8 million face amount of our 8.5% Deferrable Capital Securities. In connection with this transaction we recorded an after tax extraordinary gain on extinguishment of debt of $.9 million and an after tax gain on redemption of preferred securities of $.2 million.

Note E-Acquisitions

     In January 2002, we completed three acquisitions. We acquired certain assets of InsureOne Agency and the renewal rights to a book of non-standard automobile business, the non-standard automobile related assets of Harbor Insurance Group, and the common stock of Old American Investments. Combined purchase prices are estimated to be $22.3 million with $15.3 million due at closing and $7.0 million due upon the occurrence of certain future events. The transactions have been accounted for as purchases. Summarized below is an initial allocation of assets and liabilities acquired (in thousands except per share amounts and unaudited):

Assets acquired:
     Cash                             $ 27,716
     Propery, Plant & Equipment          3,148
     Other assets                       29,572
     Goodwill and other
       Intangible assets                24,913
                                  -------------
          Total assets                $ 85,349
                                  =============

Liabilities acquired:
     Unearned premiums                  35,731
     Other liabilities                  27,321
                                  -------------
          Total liabilities           $ 63,052
                                  =============

Note F-Goodwill and Other Intangible Assets

      In June, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets," having a required effective date for fiscal years beginning after December 15, 2001. Under the new rules, Goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We adopted the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $2.6 million during 2002. The standard requires a transitional impairment test during the period of adoption to be completed by June 30, 2002. As implementation guidance continues to evolve, this transitional impairment test has not been finalized, and we do not know the impact this transitional impairment test may have on our financial position and results of operations.

     During the three months ended March 31, 2001, we recorded $.3 million in amortization of goodwill. The impact of amortization of goodwill on net income for the three months ended March 31, 2001 was as follows (in thousands, except per share data):

                                                               Three months ended
                                                                 March 31, 2001
                                                               -------------------

Reported net income                                                  $ 2,634
Add back:
     Goodwill amortization, net of income taxes                          342
                                                               -------------------

Net income excluding goodwill amortization, net of income taxes      $ 2,976
                                                               ===================

Basic net income per common share

Reported net income                                                   $ 0.14
Add back:
     Goodwill amortization, net of income taxes                         0.02
                                                               -------------------

Net income excluding goodwill amortization, net of income taxes       $ 0.16
                                                               ===================

Weighted average number of common shares outstanding (basic)          18,857

Diluted net income per common share

Reported net income                                                   $ 0.13
Add back:
     Goodwill amortization, net of income taxes                         0.01
                                                               -------------------

Net income excluding goodwill amortization, net of income taxes       $ 0.15
                                                               ===================

Weighted average number of common shares outstanding (diluted)        21,094

     The changes in the carrying amount of goodwill and other intangible assets for the year ended December 31, 2001 and for the three months ended March 31, 2002 are as follows (in thousands):

Balance as of January 1, 2000               $ 17,797
Goodwill and other intangible
   assets acquired                            94,857
Amortization                                  (3,394)
                                      ---------------

Balance as of December 31, 2001              109,260
Goodwill and other intangible
   assets acquired                            24,913
Amortization                                     (84)
Transitional impairment charge                    --
                                      ---------------

Balance as of March 31, 2002               $ 134,089
                                      ===============

     The $134.1 million balance at March 31, 2002 consists of $127.4 million of goodwill and $6.7 million of other intangible assets. Other intangible assets include brand name, trademark and the value of certain policy renewal rights.

     Amortization expense recorded on the intangible assets for each of the three-month periods ended March 31, 2002 and 2001 was $.1 million and $0, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

   For the year ended December 31,

         2002                   $ 336
         2003                     300
         2004                     250
         2005                     200
         2006                     200

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

      Our revenues from operations are derived primarily from net premiums earned on risks written by our insurance subsidiaries, investment income and investment gains or losses. Our expenses consist primarily of payments for claims and underwriting expenses, including agents' commissions, fees and operating expenses.

Comparison of First Quarter 2002 to First Quarter 2001

     Income available to common shareholders decreased by $1.0 million, to a $2.0 million income for the quarter ended March 31, 2002, from $3.0 million for the quarter ended March 31, 2001. On a diluted per share basis, net income available to common shareholders for the first quarter of 2002 was $.06 per share versus net income of $.15 per share for the first quarter of 2001.

Standard Property-Casualty

      Net premiums written for standard property-casualty lines increased by $45.5 million, or 87.2%, to $97.7 million for the quarter ended March 31, 2002, from $52.2 million for the quarter ended March 31, 2002. Net premiums earned for standard property-casualty lines increased $11.0 million, or 19.4% to $67.8 million for the quarter ended March 31, 2002, from $56.8 million for the quarter ended March 31, 2001. The increase in net premiums written and net premiums earned is primarily attributable to the acquisition of Florida Select in April 2001, and increased writings in Texas, partially offset by decreases in other lines of business.

      Loss and loss adjustment expenses ("LAE") for standard property-casualty lines increased by $9.2 million, or 24.3%, to $47.1 million for the quarter ended March 31, 2002, from $37.9 million for the quarter ended March 31, 2001. The loss and LAE ratio for property-casualty lines for the quarter ended March 31, 2002 was 68.1% as compared to 66.3% at March 31, 2001. The increase in the loss and LAE incurred and the loss and LAE ratio is primarily attributable to deteriorating underwriting results in the current period in our automobile lines, storm losses in Texas, and an increase in earned premium. The deterioration in our underwriting results is being primarily driven by increases in frequency and severity of claims in certain states.

      Policy acquisition expenses increased $3.4 million for the quarter-to-quarter comparison, consistent with the increase in earned premium. Operating expenses increased by $2.8 million, to $9.2 million for the quarter ended March 31, 2002, as we incurred increased expenses from our Texas operations.

Life and Health Insurance

      American Founders and Aegis have approximately $2.2 billion (face value) of life and annuity products in force and $22.7 million of health insurance premiums in force at March 31, 2002. Life insurance premiums and policy fees were $4.1 million for the quarter ended March 31, 2002 compared to $3.3 million for the comparable prior period in 2000. The increase is attributable to the acquisition of Washington Life in August 2001. Health insurance premiums totaled $5.0 million for the quarter ended March 31, 2002 versus $5.2 million for the comparable prior period. Health insurance benefits incurred totaled $3.0 million for the quarter and health insurance commission expense was $1.5 million. Pre-tax income decreased by $.9 million primarily due to higher mortality in two older acquired blocks and lower than expected investment income.

Specialty Underwriting

      Net premiums written for specialty underwriting increased by $43.8 million to $45.3 million for the quarter ended March 31, 2002, from $1.5 million for the quarter ended March 31, 2002. Net premiums earned for specialty underwriting increased to $35.9 million for the quarter ended March 31, 2002, from $1.1 million for the quarter ended March 31, 2001. The increase in net premiums written and net premiums earned is primarily attributable to the acquisition certain assets of Insure One and the related book of business from its affiliated insurance companies and increased retained amounts from other fronting programs. Fronting fees increased $.8 million to $1.6 million on higher written premium.

      Loss and loss adjustment expenses ("LAE") for specialty underwriting increased by $22.8 million to $23.6 million for the quarter ended March 31, 2002, from $.8 million for the quarter ended March 31, 2001. The loss and LAE ratio for the quarter ended March 31, 2002 was 63.8% as compared to 73.8% at March 31, 2001. The increase in the loss and LAE incurred and the decrease in the loss and LAE ratio is primarily attributable to the inclusion of underwriting results of the business produced by our affiliated agency, Insure One, which are better than the underwriting results from our traditional fronting programs.

      Policy acquisition expenses increased $9.1 million for the quarter-to-quarter comparison, consistent with the increase in earned premium. Operating expenses increased by $3.2 million, to $3.3 million for the quarter ended March 31, 2002, as we incurred increased expenses from our increase operations.

Agency

      Our Agency operations increased its revenues by $23.4 million to $23.6 million as a result of acquisitions completed in the fourth quarter of 2001 and the first quarter of 2002. Operating expenses increased by $19.3 million to $20.7 million as we integrated the acquired operations with our existing operations.

Net Investment Income

      Net investment income decreased by $1.9 million, or 12.2%, to $13.7 million for the quarter ended March 31, 2002, from $15.6 million for the quarter ended March 31, 2001. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.7% for the quarter ended March 31, 2002, compared with 6.6% for the quarter ended March 31, 2001. The decrease in investment income is primarily attributable to a decrease in the weighted average yield as yields have generally declined in recent months, the investment of funds in our investment portfolio in new operating entities and a reduction in investment income from our collateral loan portfolio.

Federal Income Taxes

     Federal income taxes decreased by $.9 million to $.9 million for the quarter ended March 31, 2002 as a result of less income in the current period compared to the prior period.

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

      We believe that the Illinois Insurance Department's willingness to approve the payment of a dividend by Vesta Fire to our holding company will depend on a variety of factors, such as the impact to the holding company if the dividend is not paid and the impact to Vesta Fire if the dividend is paid. For example, the payment of a dividend may cause non-compliance with the Illinois Department of Insurance's "reserve reconciliation test," which requires Vesta Fire to maintain a minimum amount of liquid, high quality assets. At December 31, 2001, Vesta Fire's qualifying assets exceeded its minimum by approximately $8.8 million. If the payment of a dividend would jeopardize Vesta Fire's ability to comply with this reserve reconciliation test, then the Illinois Department of Insurance may not approve it. Accordingly, there can be no assurance that Vesta Fire will be able to obtain the requisite regulatory approval for the payment of dividends.

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

Each of these credit facilities mature on April 30, 2003. As of March 31, 2002, the principal amount outstanding under these credit facilities was approximately $30.0 million. Effective as of March 30, 2002, each of these credit agreements have been amended to restructure the financial covenants contained therein. The amended covenants require us to maintain certain minimum (i) consolidated net income, (ii) consolidated debt to capital ratios, (iii) credit ratings, (iv) GAAP net worth, (v) interest coverage ratio and (vi) risk based capital. As of March 31, 2002, we were in compliance with all of these covenants.

Contingent Obligations

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

      On a consolidated basis, net cash provided by operations for the quarter ended March 31, 2002 and 2001, was $1.1 million and $(16.5) million, respectively. Net cash (used in) provided by investing activities was $(6.8) million and $48.1 million for the quarter ended March 31, 2002 and 2001, respectively as we used cash to fund the discontinuance of the reinsurance assumed and commercial lines of business in 2000 through the liquidation of our investment portfolio. Net cash provided by (used in) financing activities was $3.9 million and $(13.9) million for the quarter ending March 31, 2002 and 2001.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 address financial accounting and reporting for business combinations. The standard eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations and requires that all intangible assets be accounted for separately from goodwill. Vesta has applied the requirements of SFAS No. 141 to all acquisitions after July 1, 2001, as required, and will account for future acquisitions in accordance with the new guidance.

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

      Vesta adopted the provisions of SFAS No. 142 effective January 1, 2002. Additionally, SFAS No. 142 requires that goodwill be tested annually for impairment and the initial goodwill impairment test is required to be completed within six months of adoption. Vesta has not completed its initial goodwill impairment test and has not yet determined what effect the impairment tests will have on its financial position or results of operations. Vesta expects that the elimination of goodwill amortization will positively impact pretax net income by approximately $2.6 million in fiscal year 2002.

      In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and was written to provide a single model for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Vesta adopted SFAS No. 144 effective January 1, 2002. Such adoption resulted in no material impact on Vesta's financial position, results of operations or cash flows.

Market Risk of Financial Instruments

      Vesta's principal assets are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary risk exposures are interest rate risk on fixed maturity investments, mortgages and collateral loans and annuity liabilities and equity price risk for stocks. Vesta manages its exposure to market risk by selecting investment assets with characteristics such as duration, yield and liquidity to reflect the underlying characteristics of the related insurance. There have been no material changes to the information about our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2001.

Special Note Regarding Forward-Looking Statements

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks morecompletely described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

PART II
Item 1. Legal Proceedings

Securities Litigation

     On October 26, 2001, Vesta executed a definitive agreement to settle the securities litigation that had been pending since June 1998 against Vesta and certain current and former officers and directors. On December 10, 2001, the Court approved settlement of the consolidated class action securities litigation in U.S. District Court in Alabama as to Vesta and its officers and directors for a total of $61 million in cash. A related derivative action lawsuit in the Circuit Court of Jefferson County, Alabama was also dismissed with prejudice. Vesta funded $21.0 million towards the settlement and the Company's excess directors and officers liability carriers funded the remaining $40.0 million. Vesta used its line of credit to finance its portion of the settlement and recorded a pre-tax one-time charge of approximately $25 million against earnings to cover Vesta's contribution to the settlement and other expenses incurred. We have now filed a claim with two of our upper level excess D&O insurers for their part of the settlement and related expenses. We have recorded a receivable of $5.4 million, which represents the amount currently due from those two excess D&O insurers

     Vesta determined to participate in the funding of the settlement and to take the related one-time charge against earnings as a result of the Cincinnati Insurance Company's attempted rescission of their $25 million directors and officers liability policy and denial of coverage. Vesta has sued Cincinnati in Alabama state court alleging that its actions were taken in bad faith and is vigorously pursuing that claim. The Cincinnati case is scheduled for trial in August 2002.

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

   Arbitration

      As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $55.9 million at March 31, 2002. Additionally, we have previously collected approximately $48.5 million from the drawdown of collateral on hand.

      NRMA Insurance Ltd. ("NRMA"), one of the participants in the 20% whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We also filed for arbitration against Alfa Mutual Insurance Company and Dorinco Reinsurance Company, the other two participants on the treaty and all those arbitrations are in the discovery stages. Additionally, Alfa recently filed a Motion for Declatory Judgement asking the arbitration panel to order that there is no enforceable agreement between Alfa and Vesta. We are vigorously opposing such motion, which is scheduled for hearing in June 2002. Presently, the hearing in the NRMA arbitration is scheduled for October 2002. Hearing dates for the Alfa and Dorinco arbitrations are not presently scheduled. While management believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in arbitration and their ultimate outcome cannot be determined at this time.

     During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from the Vesta. F&G Re is seeking to cancel the treaties and avoid its obligation. Based on the terms of the two treaties, Vesta will be entitled to recoveries of approximately $30.0 million as losses from prior accident years mature. Vesta has recorded a reinsurance recoverable of $30.0 million at December 31, 2001 related to these two treaties. The hearing in this arbitration began on February 11, 2002. The hearing was adjourned on February 15, 2002 and scheduled to resume on June 11, 2002. While management believes that USF&G is not entitled to rescission, the ultimate outcome cannot be determined at this time.

     We are in arbitration with CIGNA Property and Casualty Insurance Company (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claims are due under the terms of the treaty. In addition, during the fourth quarter, the treaty was terminated on a cut-off basis. Vesta is seeking recoupment of all improper claims payments and excessive expense allocations and charges from CIGNA. The arbitration was bifurcated into two phases with phase one concentrating on the interpretation of the intent of the parties related to the expense reimbursement provisions of the treaty at the time it was entered and phase two related to any issues between the parties after the Company conducts an audit of expenses related to the treaty. The phase one hearing was held in February 2002 and the panel ruled that (i) the Company is responsible for the payment of ceding commissions provided for in the treaty and should pay any outstanding billings for commissions and paid claims, plus interest; and (ii) the Company may proceed with an audit of expenses ceded to the treaty and (iii) the parties should identify any further issues to be brought before the arbitration panel for phase two of the hearing. The Phase II hearing has not yet been scheduled.

      If the amounts recoverable under the relevant treaties are ultimately determined to be materially less than the amounts that we have reported as recoverable, we may incur a significant, material, and adverse impact on our financial condition and results of operations.

   Other Litigation

      On January 14, 2002, the Company's subsidiary, American Founders, was notified of a lawsuit in Texas naming it as a defendant and brought by a creditor of the former parent of the subsidiary. This lawsuit (subsequently identified as the Blitz lawsuit) alleges, among other things, that American Founders redeemed its Series A and Series C preferred stock issues at less than "reasonably equivalent value". American Founders believes that the allegations brought against it in this lawsuit are without merit and intends to mount a vigorous defense in this action. In the opinion of management, resolution of the Blitz lawsuit is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect American Founders' future operations or cash flows in a particular period.

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

Item 2. Changes in Securities

        In the first quarter of 2002, we exchanged 533,647 shares of our common stock for $4.6 million principal amount of our 8.75% Senior Notes due 2025 and $.8 million of our 8.5% Deferrable Capital Securities. The transactions were not registered under the Securities Act of 1933 in reliance on the exemption afforded by Section 3(a)(9) thereof.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

a)   EXHIBITS

10.1   Second Amendment to Credit Agreement (Secured) effective as of March 30, 2002.

10.2   Second Amendment to Credit Agreement (Unsecured) effective as of March 30, 2002.

b)   Reports on Form 8-K.

     Current reports were filed on Form 8-K on January 17 and March 4, 2002 in connection with press releases.

Signatures

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                        Vesta Insurance Group, Inc.

Date: May 13, 2002

                                                                                                                             /s/     W. Perry Cronin

                                                                                                                                    W. Perry Cronin
                                                                                                                                Senior Vice President
                                                                                                                             and Chief Financial Officer
                                                                                                                            (Principal Financial Officer)

Date: May 13, 2002

                                                                                                                             /s/     Hopson B. Nance

                                                                                                                                    Hopson B. Nance
                                                                                                                             Vice President and Controller
                                                                                                                            (Principal Accounting Officer)

[This Page Intentionally Left Blank]