Form 10-Q
period 2002-06-30
VESTA INSURANCE GROUP INC
filed 2002-08-14
CIK 911576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                          (Mark One)

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares outstanding of the registrant's common stock,
$.01 par value, as of August 12, 2002
36,443,294

Vesta Insurance Group, Inc.

                                                                Part I
                                                     Item 1. Financial Statements
                                                      Vesta Insurance Group, Inc.
                                                      Consolidated Balance Sheets
                                       (amounts in thousands except share and per share data)

                                                                                June 30,       December 31,
                                                                                  2002             2001
                                                                             ---------------  ---------------
                                                                              (unaudited)
Assets:

    Fixed maturities available for sale - at fair value (cost:  2002 - $804,136;
         2001 - $785,049)                                                         $ 819,879        $ 807,197
    Equity securities-at fair value: (cost: 2002- $29,040; 2001- $32,298)            28,471           31,431
    Mortgage and collateral loans                                                    42,385           43,978
    Policy loans                                                                     62,778           63,949
    Short-term investments                                                          102,364           41,198
    Other invested assets                                                            32,175           47,996
                                                                             ---------------  ---------------
                       Total investments                                          1,088,052        1,035,749
    Cash                                                                             36,566           23,579
    Accrued investment income                                                        18,004           23,090
    Premiums in course of collection (net of allowances for losses
         of $2,462 in 2002 and $2,684 in 2001)                                      135,895           47,589
    Reinsurance balances receivable                                                 334,596          357,827
    Reinsurance recoverable on paid losses                                           82,070           76,757
    Deferred policy acquisition costs                                                94,688           58,832
    Property and equipment                                                           21,592           18,368
    Deferred income taxes                                                            41,797           38,591
    Goodwill and other intangible assets                                            134,738          109,260
    Other assets                                                                     48,810           41,240
                                                                             ---------------  ---------------
                       Total assets                                             $ 2,036,808      $ 1,830,882
                                                                             ===============  ===============

Liabilities:
    Policy liabilities                                                            $ 681,222        $ 695,170
    Losses and loss adjustment expenses                                             320,202          280,997
    Unearned premiums                                                               293,915          179,879
    Federal Home Loan Bank advances                                                 173,305          168,614
    Short term debt                                                                  28,974           29,964
    Long term debt                                                                   74,794           79,432
    Reinsurance balances payable                                                     59,364           14,184
    Other liabilities                                                               130,409          100,085
                                                                             ---------------  ---------------
                     Total liabilities                                            1,762,185        1,548,325

Commitments and contingencies: See Note B

Deferrable Capital Securities                                                        22,445           23,250

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, issued:
         2002 - 0 and 2001 - 0                                                           --               --
    Common stock, $.01 par value, 100,000,000 shares authorized,  issued:
         2002 - 37,528,111 and 2001 - 36,994,464                                        375              370
    Additional paid-in capital                                                      248,313          244,640
    Accumulated other comprehensive income, net of  tax expense
         of $3,951 and $4,191 in 2002 and 2001, respectively                          7,337            7,784
    Retained earnings                                                                21,308           32,611
    Treasury stock (1,054,717 shares and 923,972 shares at cost
         at March 31, 2002 and December 31, 2001, respectively)                      (7,540)          (6,591)
    Unearned stock                                                                  (17,615)         (19,507)
                                                                             ---------------  ---------------
                 Total stockholders' equity                                         252,178          259,307
                                                                             ---------------  ---------------
                 Total liabilities, deferrable capital securities
                    and stockholders' equity                                    $ 2,036,808      $ 1,830,882
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
                                             (amounts in thousands except per share data)

                                                                          Three months ended           Six months ended
                                                                               June 30,                     June 30,
                                                                          2002          2001           2002         2001
                                                                      -------------- ------------  ------------- ------------
                                                                       (unaudited)                 (unaudited)
Revenues:
    Net premiums written                                                  $ 155,853     $ 74,255       $306,950     $135,467
    Change in unearned premiums                                             (27,212)         (64)       (66,518)       4,119
                                                                      -------------- ------------  ------------- ------------
    Net premiums earned                                                     128,641       74,191        240,432      139,586
    Policy fees                                                               5,505        1,728          8,923        2,981
    Agency fees and commissions                                              20,731          356         39,111          798
    Net investment income                                                    13,799       17,110         27,480       32,713
    Realized gains (losses)                                                    (589)       2,522            496        4,228
    Other                                                                     3,799        2,240          7,173        3,944
                                                                      -------------- ------------  ------------- ------------
        Total revenues                                                      171,886       98,147        323,615      184,250
Expenses:
    Policyholder benefits                                                    11,104        8,938         21,749       16,995
    Losses and loss adjustment expenses incurred                             84,236       39,071        154,930       77,772
    Policy acquisition expenses                                              24,738       16,975         46,012       31,377
    Operating expenses                                                       49,521       15,236         92,274       29,889
    Interest on debt                                                          3,895        4,487          7,846        9,145
    Goodwill and other intangible amortization                                   84          969            168        1,495
                                                                      -------------- ------------  ------------- ------------
        Total expenses                                                      173,578       85,676        322,979      166,673
Income (loss) from continuing operations before taxes, minority interest,
     and deferrable capital securities                                       (1,692)      12,471            636       17,577
Income tax expense (benefit)                                                   (592)       4,341            267        6,186
Minority interest, net of tax                                                   597          532          1,021          780
Deferrable capital security distributions, net of tax                           322          383            451          766
                                                                      -------------- ------------  ------------- ------------
Net income (loss) from continuing operations                                 (2,019)       7,215         (1,103)       9,845
Loss from discontinued operations, net of tax                                (9,464)        (163)        (9,528)        (158)
Extraordinary gain on debt extinguishments, net of tax                                        --            897           --
                                                                      -------------- ------------  ------------- ------------
        Net income (loss)                                                   (11,483)       7,052         (9,734)       9,687
Preferred stock dividend                                                         --           --             --         (163)
Gain on redemption of preferred securities, net of tax                           --           --            210          565
                                                                      -------------- ------------  ------------- ------------
Net income (loss)  available to common shareholders                       $ (11,483)     $ 7,052       $ (9,524)    $ 10,089
                                                                      ============== ============  ============= ============
Net income (loss)   from continuing operations per share - Basic            $ (0.06)      $ 0.30        $ (0.03)      $ 0.46
                                                                      ============== ============  ============= ============
Net income (loss)  available to common shareholders per share - Basic       $ (0.34)      $ 0.30        $ (0.29)      $ 0.47
                                                                      ============== ============  ============= ============
Net income (loss)  from continuing operations per share - Diluted           $ (0.06)      $ 0.30        $ (0.03)      $ 0.43
                                                                      ============== ============  ============= ============
Net income (loss)  available to common shareholders per share - Diluted     $ (0.34)      $ 0.29        $ (0.29)      $ 0.45
                                                                      ============== ============  ============= ============

                 Statements of Comprehensive Income
Net income (loss)                                                         $ (11,483)     $ 7,052       $ (9,734)     $ 9,687
Other comprehensive income, net of tax:
        Unrealized holding (losses) gains on available-for-sale securities
           net of tax of $2,875, $2,380, $67, and $4,046, respectively        5,340        4,420           (125)       7,514
        Less realized (losses) gains on available-for-sale securities net of tax
            of $206, $883, $174, and $1,480, respectively                      (383)       1,639            322        2,748
                                                                      -------------- ------------  -------------- -----------
                                                                              5,723        2,781           (447)       4,766
Gain on redemption of preferred securities, net of tax of
    $113 and $305, respectively.                                                 --           --            210          565

                                                                      -------------- ------------  -------------- -----------
Comprehensive (loss) income                                                $ (5,760)     $ 9,833       $ (9,971)    $ 15,018
                                                                      ============== ============  ============== ===========

See accompanying Notes to Consolidated Financial Statements

                                                      Vesta Insurance Group, Inc.
                                                 Consolidated Statements of Cash Flows
                                                        (amounts in thousands)

                                                                                Six months ended June 30,
                                                                                  2002              2001
                                                                             ---------------   ---------------
                                                                              (unaudited)
Operating Activities:
    Net income (loss)                                                              $ (9,734)          $ 9,687
    Adjustments to reconcile net income  to cash used in operations
       Changes in:
       Loss and LAE reserves, and future policy liabilities                          23,717           (36,700)
       Unearned premium reserves                                                     78,305            (1,766)
       Reinsurance balances receivable                                                9,671            17,795
       Premiums in course of collection                                             (86,126)          (15,368)
       Reinsurance recoverable on paid losses                                         2,965           (11,355)
       Reinsurance balances payable                                                  42,900            (5,114)
       Other assets and liabilities                                                  36,101            22,095
    Policy acquisition costs deferred                                               (81,868)          (31,478)
    Policy acquisition costs amortized                                               46,012            31,377
    Realized gains                                                                     (496)           (4,228)
    Amortization and depreciation                                                     2,539             4,347
    Extraordinary gain                                                                 (897)               --
                                                                             ---------------   ---------------
             Net cash provided by (used in) operations                               63,089           (20,708)

Investing Activities:
    Investments sold, matured, and called:
       Fixed maturities available for sale                                          223,994           221,900
       Equity securities                                                              4,655                --
    Investments acquired:
       Fixed maturities available for sale                                         (230,991)         (159,860)
       Equity securities                                                             (5,241)          (10,376)
    Net increase (decrease) in other invested assets                                 18,585            (8,448)
    Net cash received for acquisition                                                 9,006                --
    Net increase in short-term investments                                          (61,166)          (14,178)
    Additions to property and equipment                                                (324)           (3,554)
                                                                             ---------------   ---------------
             Net cash (used in) provided from investing activities                  (41,482)           25,484

Financing Activities:
    Net change in FHLB borrowings                                                     4,691            16,336
    Change in long and short-term debt                                                 (990)
    Net deposits and withdrawals from insurance liabilities                          (9,535)           (2,732)
    Issuance of common stock                                                             --            96,381
    Acquisition of common stock                                                        (949)          (50,788)
    Dividends paid                                                                   (1,837)           (1,019)
                                                                             ---------------   ---------------
             Net cash provided by (used in) financing activities                     (8,620)           58,178
Increase in cash                                                                     12,987            62,954
Cash at beginning of period                                                          23,579            13,374
                                                                             ---------------   ---------------
Cash at end of period                                                              $ 36,566          $ 76,328
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

     In June of 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We adopted SFAS No. 142 effective January 1, 2002. See Note F for additional disclosures related to the adoption of SFAS No. 142.

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

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS rescinds SFAS 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principals Board Opinion 30, will now be used to classify those gains and losses. SFAS 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. SFAS 44 and the amended sections of SFAS 13 are not applicable to Vesta and therefore have no effect on Vesta's financial statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The adoption of SFAS 145 will likely require Vesta to reclass any previous gains and losses on the extinguishments of debt as these items will no longer be considered extraordinary as defined by APB 30.

     Restricted Assets. As part of a modified coinsurance agreement with Employers Reinsurance Corporation, American Founders is holding $113.0 million of assets for the benefit of Employers, of which $111.8 million are included in fixed maturities available for sale herein.

     On July 31, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The adoption of this statement is not expected to have a material impact on Vesta's consolidated financial position or consolidated results of operations.

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

     Reconciliation of income available to common shareholders and average shares outstanding for the three and six months ending June 30, 2002 and 2001 are as follows:

                                                                 Three months ended June 30,
                                                                    2002           2001
                                                                ---------------- -------------
Net (loss) income available to common shareholders                  $ (11,483)        $ 7,052
Preferred stock dividends on convertible preferred stock                   --              --
                                                                ---------------- -------------
Adjusted net income  (loss) available to common shareholders        $ (11,483)        $ 7,052
                                                                ================ =============

Weighted average shares outstanding-basic (1)                          33,780          23,784
Stock options and restricted stock (2)                                     --             498
Weighted average convertible preferred stock (1)                           --              --
                                                                ---------------- -------------
Weighted average shares outstanding-diluted (1)                        33,780          24,282
                                                                ================ =============

                                                                  Six months ended June 30,
                                                                    2002           2001
                                                                ---------------- -------------
Net (loss) income available to common shareholders                   $ (9,524)       $ 10,089
Preferred stock dividends on convertible preferred stock                   --             163
                                                                ---------------- -------------
Adjusted net income  (loss) available to common shareholders         $ (9,524)       $ 10,252
                                                                ================ =============

Weighted average shares outstanding-basic (1)                          33,394          21,334
Stock options and restricted stock (2)                                     --             452
Weighted average convertible preferred stock (1)                           --             945
                                                                ---------------- -------------
Weighted average shares outstanding-diluted (1)                        33,394          22,731
                                                                ================ =============

          (1) Reflects weighted averages. At June 30, 2002, Vesta had 36.4 million shares outstanding and zero shares of convertible preferred stock outstanding. Weighted average shares outstanding for earnings per share purposes do not include shares held by the Agent's Stock Incentive Plan Trust that have not been allocated to participants.

          (2) Under the provisions of SFAS No. 128, Earnings per Share, contingently issuable shares that would have the effect of being anti-dilutive are excluded for the average shares outstanding calculation. Potentially dilutive securities for the three month and six month period ending June 30, 2002 are .4 million shares and .5 million shares respectively.

     Earnings per share for discontinued operations and extraordinary gains for the three and six months ended June 30, 2002 and 2001 are as follows:

                                              2002                         2001
                                     3 month       6 month        3 month      6 month
                                   ------------  ------------   ------------ -------------
Basic Earnings per share:
    Discontinued Operations            $ (0.28)      $ (0.28)       $ (0.01)      $ (0.01)
    Extraordinary Gain                      --        $ 0.03             --            --
Diluted Earnings per share:
    Discontinued Operations            $ (0.28)      $ (0.28)       $ (0.01)      $ (0.01)
    Extraordinary Gain                      --        $ 0.03             --            --

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

      Vesta determined to participate in the funding of the settlement and to take the related one-time charge against earnings as a result of the Cincinnati Insurance Company's attempted rescission of their $25 million directors and officers liability policy and denial of coverage. Vesta has sued Cincinnati in Alabama state court alleging that its actions were taken in bad faith and is vigorously pursuing that claim. The Cincinnati case was recently rescheduled for trial in February, 2003.

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

Arbitration

     As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $55.2 million at June 30, 2002. Additionally, we have previously collected approximately $48.5 million from the drawdown of collateral on hand.

     NRMA Insurance Ltd. ("NRMA"), one of the participants in the 20% whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We also filed for arbitration against Alfa Mutual Insurance Company and Dorinco Reinsurance Company, the other two participants on the treaty. All those arbitrations are in the discovery stages. Additionally, Alfa filed a Motion for Declaratory Judgment asking the arbitration panel to order that there is no enforceable agreement between Alfa and Vesta or alternatively, that there is no coverage for developmental losses under the treaty. After a hearing in June, 2002, the arbitration panel denied Alfa's motion. The hearing on the merits of the arbitration is scheduled for May, 2003. The panel in the NRMA arbitration recently issued an order to bifurcate the arbitration, and scheduled a hearing for the week of October 28, 2002 to decide the issue of coverage for developmental losses under the treaty. The hearing on any issues remaining after the October 28, 2002 hearing will be conducted in October, 2003. The hearing in the Dorinco arbitration is presently scheduled for December, 2003. While management believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in arbitration and their ultimate outcome cannot be determined at this time.

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

     During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from Vesta. F&G Re sought to cancel the treaties and avoid its obligation. Vesta had recorded a reinsurance recoverable of $30.0 million at March 31, 2002 related to these two treaties. The hearing in this arbitration began on February 11, 2002. The hearing was adjourned on February 15, 2002 and resumed on June 11, 2002, and the panel awarded Vesta $15 million, plus interest of $1.44 million. Accordingly, the Company has recorded a pre-tax charge of approximately $13.6 million in the 2nd quarter of 2002 as discontinued operations. The charge related to this award was recorded to in our Assumed Reinsurance segment, which is reflected herein as a discontinued operation, consistent with the manner in which premiums and losses under these contracts were originally recorded.

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

Non-Performing Loans

      Our life insurance subsidiary, American Founders, invested in approximately $42 million in loans to certain borrowers in 1998 and 1999. These loans were generally structured to pay scheduled principal and interest payments on a quarterly basis over a seven year term and were secured by the stock of privately held companies. Management of American Founders wrote off approximately $8.0 million of these loans in the fourth quarter of 2001 following the bankruptcy of an affiliate of one of these privately held companies, which reduced American Founders' aggregate carrying value of these loans at June 30, 2002 and December 31, 2001 to $27.1 million.

     The $27.1 million balance of the loans are collateralized by pledges of stock in privately held companies which own real estate located in Mexico. These loans have not performed since September 30, 2001. Although management of American Founders believes that the collateral underlying these loans is adequate and currently believes that American Founders will ultimately collect all amounts owed under these loans, it is possible that management's view of these loans' collectibility could change as they proceed to enforce American Founders' rights under the loan documents, including taking control of the pledged stock of these privately held companies and exercising that control in order to realize cash proceeds from the Mexican real estate held by them.

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

     A brief description of each segment is as follows:

     Standard Property-Casualty

     The standard property-casualty segment primarily consists of the marketing and distribution of personal lines insurance products including residential property and private passenger auto coverages. Vesta's products are distributed primarily through approximately 1,500 independent agencies in 24 states. Our standard personal auto line targets drivers over age thirty-five with above average driving records and our residential property products cover the full range of homes.

     Life and Health Insurance

     On June 30, 2000, we entered the life and annuity business through an investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas and we entered the health insurance business through the acquisition of Aegis Financial Corporation in December 2000. American Founders and Aegis have approximately $2.5 billion (face value) of life and annuity products in force and approximately $22.6 million of health insurance premiums in force at June 30, 2002. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products through independent agents throughout the majority of the United States. Aegis Financial markets health insurance products through captive agents throughout the United States.

     Specialty Underwriting

     Specialty underwriting includes our fronting operations and any underwriting risk retained from premiums written through our non-standard auto agencies. In fronting arrangements, we write targeted property-casualty insurance coverages and reinsure substantial portion of the risks to reinsurers in exchange for fees. This business takes advantage of our certificates of authority granting us license to write insurance in many states. Income from fronting arrangements is primarily generated on a fee-for-service basis. For the premium written through our non-standard auto agencies, we determine the amount of underwriting risk to retain, based on market conditions, and the prospective results of the underlying business. Our decision on how much underwriting risk to retain is dependent on the current rating environment and the reinsurance terms offered by reinsurers.

     Agency

     The agency segment consists of our retail agency and wholesale operations. The primary sources of revenue are commissions and fees collected by retailers and fees and commissions collected by wholesalers. These revenue streams are not underwriting risk-bearing.

     Corporate and Other

     Our corporate and other segment primarily consists of unallocated net investment income, unallocated interest expense, and certain overhead expenses not directly associated with a particular segment.

     A summary of segment results for the three months ended June 30, 2002 and 2001 is as follows:

                                           Standard     Life and
                                           Property-     Health        Specialty                Corporate
                                           Casualty     Insurance    Underwriting   Agency      and Other    Eliminations    Total
2002                                      ------------ ------------ -------------- -----------  ----------- -------------- ----------
Revenues:                                                                (in thousands)
    Premiums earned                          $ 80,513      $ 7,562        $ 40,566                                            $ 128,641
    Agency fees and commissions                    --           --              --    $ 26,172                    $ (5,441)      20,731
    Net investment income                          --        9,338              --          --       $ 4,915          (454)      13,799
    Policy fees                                 1,290        1,133           3,082          --            --            --        5,505
    Realized gains (losses)                        --        2,322              --          --        (2,911)           --         (589)
    Other                                         225          320           1,628                     1,626            --        3,799
                                          ------------ ------------ --------------- -----------  ------------ -------------  -----------
                 Total revenues                82,028       20,675          45,276      26,172         3,630        (5,895)   $ 171,886
Expenses:
    Loss, LAE and policyholder benefits        60,046       11,104          24,190          --            --            --       95,340
    Policy acquisition costs                   16,717        1,309          12,153          --            --        (5,441)      24,738
    Operating expenses                         10,092        3,551           5,757      22,671         7,450            --       49,521
    Interest on debt                               --        1,588              --         454         2,307          (454)       3,895
    Goodwill and other intangible amortization     --           --              --          --            84            --           84
                                          ------------ ------------ --------------- -----------  ------------ -------------  -----------
                 Total expenses                86,855       17,552          42,100      23,125         9,841        (5,895)     173,578

Pre-tax income (loss) from
      continuing operations                   $(4,827)     $ 3,123         $ 3,176     $ 3,047      $ (6,211)          $ -     $ (1,692)
                                          ============ ============ =============== ===========  ============ =============  ===========

Operating segment assets:
    Investments and other assets            $ 359,554    $ 916,598       $ 149,657    $ 66,192     $ 353,141
    Deferred acquisition costs                 57,720       24,782           1,517      10,669            --
                                          ------------ ------------ --------------- -----------  ------------
                                            $ 417,274    $ 941,380       $ 151,174    $ 76,861     $ 353,141
                                          ============ ============ =============== ===========  ============

                                           Standard     Life and
                                           Property-     Health        Specialty                Corporate
                                           Casualty     Insurance    Underwriting   Agency      and Other    Eliminations    Total
2001                                      ------------ ------------ -------------- -----------  ----------- -------------- ----------
Revenues:                                                               (in thousands)
    Premiums earned                          $ 64,706      $ 7,482        $ 2,003                                              $ 74,191
    Agency fees and commissions                    --           --             --        $ 356                          --          356
    Net investment income                          --       11,010             --          103       $ 5,997            --       17,110
    Policy fees                                   676        1,052             --           --            --            --        1,728
    Realized gains                                 --          797             --           --         1,725            --        2,522
    Other                                         420          183            961           --           676            --        2,240
                                          ------------ ------------ --------------------------- ------------- -------------  -----------
                 Total revenues                65,802       20,524          2,964          459         8,398            --     $ 98,147
Expenses:                                                                                                               --
    Loss, LAE and policyholder benefits        37,573        8,938          1,498           --            --            --       48,009
    Policy acquisition costs                   14,519        2,035            421           --            --            --       16,975
    Operating expenses                          8,043        2,806             96        1,438         2,853            --       15,236
    Interest on debt                               --        2,198             --           --         2,289            --        4,487
    Goodwill and other intangible amortization     --           --             --           --           969            --          969
                                          ------------ ------------ -------------- ------------ ------------- -------------  -----------
                 Total expenses                60,135       15,977          2,015        1,438         6,111            --       85,676
                                                                                                                        --
Pre-tax income (loss) from
      continuing operations                   $ 5,667      $ 4,547          $ 949       $ (979)      $ 2,287            --     $ 12,471
                                          ============ ============ ============== ============ ============= =============  ===========

Operating segment assets:
    Investments and other assets            $ 333,458    $ 925,653       $ 11,493     $ 24,135     $ 353,719
    Deferred acquisition costs                 32,140        1,573            253           --            --
                                          ------------ ------------ -------------- ------------ -------------
                                            $ 365,598    $ 927,226       $ 11,746     $ 24,135     $ 353,719
                                          ============ ============ ============== ============ =============

     A summary of segment results for the six months ended June 30, 2002 and 2001 is as follows:

                                           Standard     Life and
                                           Property-     Health        Specialty                Corporate
                                           Casualty     Insurance    Underwriting   Agency      and Other    Eliminations    Total
2002                                      ------------ ------------ -------------- -----------  ----------- -------------- ----------
Revenues:                                                              (in thousands)
    Premiums earned                         $ 148,356     $ 15,636       $ 76,440                                           $ 240,432
    Agency fees and commissions                    --           --             --    $ 49,760                   $ (10,649)     39,111
    Net investment income                          --       18,757             --          --      $ 9,297           (574)     27,480
    Policy fees                                 2,592        2,116          4,215          --           --             --       8,923
    Realized gains (losses)                        --        3,263             --          --       (2,767)            --         496
    Other                                         225          657          3,236                    3,055             --       7,173
                                          ------------ ------------ -------------- -----------  ----------- -------------- -----------
                 Total revenues               151,173       40,429         83,891      49,760        9,585        (11,223)  $ 323,615
Expenses:
    Loss, LAE and policyholder benefits       107,125       21,749         47,805          --           --             --     176,679
    Policy acquisition costs                   32,132        3,058         21,471          --           --        (10,649)     46,012
    Operating expenses                         19,264        6,837          9,053      43,407       13,713             --      92,274
    Interest on debt                               --        3,164             --         574        4,682           (574)      7,846
    Goodwill and other intangible amortization     --           --             --          --          168             --         168
                                          ------------ ------------ -------------- -----------  ----------- -------------- -----------
                 Total expenses               158,521       34,808         78,329      43,981       18,563        (11,223)    322,979

Pre-tax income (loss) from
        continuing operations                $ (7,348)     $ 5,621        $ 5,562     $ 5,779     $ (8,978)           $ -       $ 636
                                          ============ ============ ============== ===========  =========== ============== ===========

                                           Standard     Life and
                                           Property-     Health        Specialty                Corporate
                                           Casualty     Insurance    Underwriting   Agency      and Other    Eliminations    Total
2001                                      ------------ ------------ -------------- -----------  ----------- -------------- ----------
Revenues:                                                             (in thousands)
    Premiums earned                         $ 121,553     $ 14,947         $ 3,086                                             $ 139,586
    Agency fees and commissions                    --           --              --       $ 798                           --          798
    Net investment income                          --       21,790              --         260       $ 10,663            --       32,713
    Policy fees                                 1,031        1,950              --          --             --            --        2,981
    Realized gains                                 --        1,398              --          --          2,830            --        4,228
    Other                                         420          235           1,804                      1,485            --        3,944
                                          ------------ ------------ --------------- -----------  ------------- -------------  -----------
                 Total revenues               123,004       40,320           4,890       1,058         14,978            --    $ 184,250
Expenses:
    Loss, LAE and policyholder benefits        75,475       16,995           2,297          --             --            --       94,767
    Policy acquisition costs                   26,577        4,157             643          --             --            --       31,377
    Operating expenses                         14,405        6,567             157       2,827          5,933            --       29,889
    Interest on debt                               --        4,628              --          --          4,517            --        9,145
    Goodwill and other intangible amortization     --           --              --          --          1,495            --        1,495
                                          ------------ ------------ --------------- -----------  ------------- -------------  -----------
                 Total expenses               116,457       32,347           3,097       2,827         11,945            --      166,673

Pre-tax income (loss) from
          continuing operations               $ 6,547      $ 7,973         $ 1,793    $ (1,769)       $ 3,033            --     $ 17,577
                                          ============ ============ =============== ===========  ============= =============  ===========

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

     In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step of the analysis, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption.

     The Company has completed the first step of the analysis and there is no indication of a goodwill impairment.

     During the six months ended June 30, 2001, we recorded $1.0 million in amortization of goodwill. The impact of amortization of goodwill on net income for the six months ended June 30, 2001 was as follows (in thousands, except per share data):

                                                               Six months ended
                                                                June 30, 2001
                                                               -------------------

Reported net income                                                  $ 9,687
Add back:
     Goodwill amortization, net of income taxes                          972
                                                               -------------------

Net income excluding goodwill amortization, net of income taxes     $ 10,659
                                                               ===================

Basic net income per common share

Reported net income                                                   $ 0.45
Add back:
     Goodwill amortization, net of income taxes                         0.05
                                                               -------------------

Net income excluding goodwill amortization, net of income taxes       $ 0.50
                                                               ===================

Weighted average number of common shares outstanding (basic)          21,334

Diluted net income per common share

Reported net income                                                   $ 0.44
Add back:
     Goodwill amortization, net of income taxes                         0.04
                                                               -------------------

Net income excluding goodwill amortization, net of income taxes       $ 0.48
                                                               ===================

Weighted average number of common shares outstanding (diluted)        22,731

      The changes in the carrying amount of goodwill and other intangible assets for the year ended December 31, 2001 and for the six months ended June 30, 2002 are as follows (in thousands):

Balance as of January 1, 2000                          $ 17,797
Goodwill and other intangible assets  acquired           94,857
Amortization                                             (3,394)
                                                    --------------

Balance as of December 31, 2001                         109,260
Goodwill and other intangible assets acquired            25,646
Amortization                                               (168)
Transitional impairment charge                               --
                                                    --------------

Balance as of June 30, 2002                           $ 134,738
                                                    ==============

     The $134.7 million balance at June 30, 2002 consists of $128.0 million of goodwill and $6.7 million of intangible assets. Other intangible assets include brand name, trademark and the value of certain policy renewal rights.

     Amortization expense recorded on the intangible assets for each of the three-month periods ended June 30, 2002 and 2001 was $.1 million and $0, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

       For the year ended December 31,

         2002                   $ 336
         2003                     300
         2004                     250
         2005                     200
         2006                     200

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with management's discussion and analysis of the financial condition and results of operations and all of the other information, including the discussion of Vesta's critical accounting policies, appearing in Vesta's 2001 Annual Report as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto.

Results of Operations

     Vesta writes property-casualty insurance on selected personal lines risks only. Our standard property-casualty insurance and non-standard automobile insurance writings are balanced between risks of property damage (faster determination of ultimate loss but highly unpredictable) and casualty exposure (more predictable but takes longer to determine the ultimate loss). We also write life, annuity, and health insurance business. We are actively involved in the writing of insurance on our policies for the benefit of reinsurance companies, commonly referred to as servicing carrier or fronting, which generates fee-for-service income, and we also operate non-standard automobile retail agencies and MGA operations.

     Our revenues from operations are derived primarily from net premiums earned on risks written by our insurance subsidiaries, commission and fees from our retail and MGA operations, investment income and investment gains or losses. Our expenses consist primarily of payments for claims and underwriting expenses, including agents' commissions, fees and operating expenses.

Comparison of Second Quarter 2002 to Second Quarter 2001

      Income available to common shareholders decreased by $18.6 million, to an $11.5 million loss for the quarter ended June 30, 2002, from $7.1 million of income for the quarter ended June 30, 2001. This decrease is the result of lower income from operations, increased catastrophe losses, and a $9.5 million after-tax charge for discontinued operations primarily related to our award in arbitration with F&G Re. On a diluted per share basis, net income available to common shareholders for the second quarter of 2002 was a net loss of $0.34 per share versus net income of $0.29 per share for the second quarter of 2001.

Standard Property-Casualty

      Net premiums written for standard property-casualty lines increased by $40.1 million, or 61.9%, to $104.9 million for the quarter ended June 30, 2002, from $64.8 million for the quarter ended June 30, 2001. Net premiums earned for standard property-casualty lines increased $15.8 million, or 24.4% to $80.5 million for the quarter ended June 30, 2002, from $64.7 million for the quarter ended June 30, 2001. The increase in net premiums written and net premiums earned is primarily attributable to increased writings in Texas, partially offset by decreases in other lines of business.

      Loss and loss adjustment expenses ("LAE") for standard property-casualty lines increased by $22.4 million, or 59.6%, to $60.0 million for the quarter ended June 30, 2002, from $37.6 million for the quarter ended June 30, 2001. The loss and LAE ratio for property-casualty lines for the quarter ended June 30, 2002 was 74.1% as compared to 57.5% at June 30, 2001. The increase in the loss and LAE incurred and the loss and LAE ratio is primarily attributable to deteriorating underwriting results in the current period in our automobile lines versus our results in the prior year period, catastrophe losses in the current quarter of $6.2 million versus $.3 million in the prior year period, and our overall increase in earned premium. The deterioration in our underwriting results is being primarily driven by increases in severity of claims in certain states.

      Policy acquisition expenses increased $2.2 million for the quarter-to-quarter comparison, consistent with the increase in earned premium. Operating expenses increased by $2.0 million, to $10.1 million for the quarter ended June 30, 2002, as we incurred increased expenses from our growth in the Texas operations.

Life and Health Insurance

      American Founders and Aegis have approximately $2.5 billion (face value) of life and annuity products in force and $22.6 million of health insurance premiums in force at June 30, 2002. Life insurance premiums and policy fees were $5.1 million for the quarter ended June 30, 2002 compared to $3.5 million for the comparable prior period in 2001. The increase is attributable to the acquisition of Washington Life in August 2001. Health insurance premiums totaled $3.6 million for the quarter ended June 30, 2002 versus $3.5 million for the comparable prior period. Health insurance benefits incurred totaled $4.2 million for the quarter and health insurance commission expense was $1.0 million. Pre-tax income decreased by $.7 million primarily due to higher mortality in two older acquired blocks, lower than expected investment income, and adverse morbidity in our health insurance operations, partially offset by increased realized investment gains.

Specialty Underwriting

      Net premiums written for specialty underwriting increased by $41.4 million to $43.4 million for the quarter ended June 30, 2002, from $2.0 million for the quarter ended June 30, 2002. Net premiums earned for specialty underwriting increased to $40.6 million for the quarter ended June 30, 2002, from $2.0 million for the quarter ended June 30, 2001. The increase in net premiums written and net premiums earned is primarily attributable to the acquisition of certain assets of Insure One and the related book of business from its affiliated insurance companies and increased retained amounts from other fronting programs. Fronting fees increased $.7 million to $1.6 million on higher ceded earned premium.

      Loss and loss adjustment expenses ("LAE") for specialty underwriting increased by $22.7 million to $24.2 million for the quarter ended June 30, 2002, from $1.5 million for the quarter ended June 30, 2001. The loss and LAE ratio for the quarter ended June 30, 2002 was 55.4% as compared to 74.8% at June 30, 2001. The increase in the loss and LAE incurred and the decrease in the loss and LAE ratio is primarily attributable to the inclusion of underwriting results of the business produced by our affiliated agency, Insure One, which are better than the underwriting results from our traditional fronting programs.

      Policy acquisition expenses increased $11.7 million for the quarter-to-quarter comparison, consistent with the increase in earned premium. Operating expenses increased by $5.7 million, to $5.8 million for the quarter ended June 30, 2002, as we incurred increased expenses from our increased operations.

Agency

     Our Agency operations increased its revenues by $25.8 million to $26.2 million as a result of acquisitions completed in the fourth quarter of 2001 and the first quarter of 2002. Operating expenses increased by $21.3 million to $22.7 million as we integrated the acquired operations with our existing operations.

Net Investment Income

     Net investment income decreased by $3.3 million, or 19.3%, to $13.8 million for the quarter ended June 30, 2002, from $17.1 million for the quarter ended June 30, 2001. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.1% for the quarter ended June 30, 2002, compared with 6.7% for the quarter ended June 30, 2001. The decrease in investment income is primarily attributable to a decrease in the weighted average yield as yields have generally declined in recent months, the investment of funds in our investment portfolio in new operating entities and a reduction in investment income from our non-performing collateral loan portfolio.

Federal Income Taxes

     Federal income taxes decreased by $4.9 million to a $.6 million benefit for the quarter ended June 30, 2002 as a result of a loss in the current period compared to the prior period income.

Discontinued Operations

     In the second quarter of 2002, we received an award in our arbitration with F&G Re over two loss ratio contracts covering accident years 1996 and 1997. The award was for $16.44 million. Accordingly, the Company has recorded a pre-tax charge of approximately $13.6 million in the 2nd quarter of 2002 as discontinued operations. The charge related to this award was recorded in our Assumed Reinsurance segment, which is reflected herein as a discontinued operation, consistent with the manner in which premiums and losses under these contracts were originally recorded.

Comparison of Six Months Ended June 30, 2002 with Six Months Ended June 30, 2001

     Income available to common shareholders decreased by $19.6 million, to a $9.5 million loss for the six months ended June 30, 2002, from $10.1 million of income for the six months ended June 30, 2001. On a diluted per share basis, net income available to common shareholders for the first six months of 2002 was a net loss of $0.29 per share versus net income of $0.45 per share for the corresponding period of 2001.

Standard Property-Casualty

      Net premiums written for standard property-casualty lines increased by $85.6 million, or 73.2%, to $202.6 million for the six months ended June 30, 2002, from $117.0 million for the six months ended June 30, 2001. Net premiums earned for standard property-casualty lines increased $26.8 million, or 22.0% to $148.4 million for the six months ended June 30, 2002, from $121.6 million for the six months ended June 30, 2001. The increase in net premiums written and net premiums earned is primarily attributable to the acquisition of Florida Select in April 2001, and increased writings in Texas, partially offset by decreases in other lines of business.

      Loss and loss adjustment expenses ("LAE") for standard property-casualty lines increased by $31.6 million, or 41.8%, to $107.1 million for the six months ended June 30, 2002, from $75.5 million for the six months ended June 30, 2001. The loss and LAE ratio for property-casualty lines for the six months ended June 30, 2002 was 71.0% as compared to 61.6% at June 30, 2001. The increase in the loss and LAE incurred and the loss and LAE ratio is primarily attributable to deteriorating underwriting results in the current period in our automobile lines, storm losses in Texas, and an increase in earned premium. The deterioration in our underwriting results is being primarily driven by increases in frequency and severity of claims in certain states.

      Policy acquisition expenses increased $5.5 million for the six months ended June 30, consistent with the increase in earned premium. Operating expenses increased by $4.9 million, to $19.3 million for the six months ended June 30, 2002, as we incurred increased expenses from our growth in the Texas operations.

Life and Health Insurance

      American Founders and Aegis have approximately $2.5 billion (face value) of life and annuity products in force and $22.6 million of health insurance premiums in force at June 30, 2002. Life insurance premiums and policy fees were $7.7 million for the six months ended June 30, 2002 compared to $6.6 million for the comparable prior period in 2001. The increase is attributable to the acquisition of Washington Life in August 2001. Health insurance premiums totaled $10.1 million for the six months ended June 30, 2002 versus $10.3 million for the comparable prior period. Health insurance benefits incurred totaled $7.0 million for the six months and health insurance commission expense was $1.3 million. Pre-tax income decreased by $2.5 million primarily due to higher mortality in two older acquired blocks and lower than expected investment income.

Specialty Underwriting

      Net premiums written for specialty underwriting increased by $85.2 million to $88.7 million for the six months ended June 30, 2002, from $3.5 million for the six months ended June 30, 2002. Net premiums earned for specialty underwriting increased to $76.4 million for the six months ended June 30, 2002, from $3.1 million for the six months ended June 30, 2001. The increase in net premiums written and net premiums earned is primarily attributable to the acquisition of certain assets of Insure One and the related book of business from its affiliated insurance companies and increased retained amounts from other fronting programs. Fronting fees increased $1.4 million to $3.2 million on higher ceded earned premium.

      Loss and loss adjustment expenses ("LAE") for specialty underwriting increased by $45.5 million to $47.8 million for the six months ended June 30, 2002, from $2.3 million for the six months ended June 30, 2001. The loss and LAE ratio for the six months ended June 30, 2002 was 59.3% as compared to 74.4% at June 30, 2001. The increase in the loss and LAE incurred and the decrease in the loss and LAE ratio is primarily attributable to the inclusion of underwriting results of the business produced by our affiliated agency, Insure One, which are better than the underwriting results from our traditional fronting programs.

      Policy acquisition expenses increased $20.8 million for the six month period comparison, consistent with the increase in earned premium. Operating expenses increased by $8.9 million, to $9.1 million for the quarter ended June 30, 2002, as we incurred increased expenses from our increased operations.

Agency

      Our Agency operations increased its revenues by $49.0 million to $49.8 million as a result of acquisitions completed in the fourth quarter of 2001 and the first quarter of 2002. Operating expenses increased by $40.6 million to $43.4 million as we integrated the acquired operations with our existing operations.

Net Investment Income

      Net investment income decreased by $5.2 million, or 15.9%, to $27.5 million for the six months ended June 30, 2002, from $32.7 million for the six months ended June 30, 2001. The weighted average yield on invested assets (excluding realized and unrealized gains) was 6.4% for the six months ended June 30, 2002, compared with 6.5% for the six months ended June 30, 2001. The decrease in investment income is primarily attributable to a decrease in the weighted average yield as yields have generally declined in recent months, the investment of funds in our investment portfolio in new operating entities and a reduction in investment income from our collateral loan portfolio.

Federal Income Taxes

      Federal income taxes decreased by $3.6 million to $.3 million for the six months ended June 30, 2002 as a result of less income in the current period compared to the prior period.

Discontinued Operations

      In the second quarter of 2002, we received an award in our arbitration with F&G Re over two loss ratio contracts covering accident years 1996 and 1997. The award was for $16.44 million. Accordingly, the Company has recorded a pre-tax charge of approximately $13.6 million in the 2nd quarter of 2002 as discontinued operations. The charge related to this award was recorded in our Assumed Reinsurance segment, which is reflected herein as a discontinued operation, consistent with the manner in which premiums and losses under these contracts were originally recorded.

Liquidity and Capital Resources

      Vesta is a holding company whose principal asset is its investments in the capital stock of the companies constituting the Vesta Insurance Group, a group of wholly owned insurance companies including Vesta Fire Insurance Corporation and a majority ownership in a life insurance holding company which includes American Founders Life Insurance Company and a majority ownership in Instant Insurance Holdings, Inc. The insurance subsidiaries comprising the Vesta Group are individually supervised by various state insurance regulators, but given our organizational structure, Vesta Fire is our only operating subsidiary that can pay dividends directly to our holding company. Vesta Fire is an Illinois domestic insurance company.

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

      We believe that the Illinois Insurance Department's willingness to approve the payment of a dividend by Vesta Fire to our holding company will depend on a variety of factors, such as the impact to the holding company if the dividend is not paid and the impact to Vesta Fire if the dividend is paid. For example, the payment of a dividend may cause non-compliance with the Illinois Department of Insurance's "reserve reconciliation test," which requires Vesta Fire to maintain a minimum amount of liquid, high quality assets. At June 30, 2002, Vesta Fire's qualifying assets exceeded its minimum by approximately $8.8 million. If the payment of a dividend would jeopardize Vesta Fire's ability to comply with this reserve reconciliation test, then the Illinois Department of Insurance may not approve it. Accordingly, there can be no assurance that Vesta Fire will be able to obtain the requisite regulatory approval for the payment of dividends. In the second quarter of 2002, we applied for and received approval for a dividend of $10.0 million.

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

     Each of these credit facilities mature on April 30, 2003. As of June 30, 2002, the principal amount outstanding under these credit facilities was approximately $28.9 million. Effective as of March 30, 2002, each of these credit agreements have been amended to restructure the financial covenants contained therein. The amended covenants require us to maintain certain minimum (i) consolidated net income, (ii) consolidated debt to capital ratios, (iii) credit ratings, (iv) GAAP net worth, (v) interest coverage ratio and (vi) risk based capital. As of June 30, 2002, we were in compliance with all of these covenants.

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

      On a consolidated basis, net cash provided by (used in) operations for the quarter ended June 30, 2002 and 2001, was $63.1 million and $(20.7) million, respectively as our increased written premium generated a significant amount of operating cash flow. Net cash (used in) provided by investing activities was $(41.5) million and $25.5 million for the quarter ended June 30, 2002 and 2001, respectively as we invested excess cash generated from operations in our investment portfolio. Net cash (used in) provided by financing activities was $(8.6) million and $58.2 million for the quarter ending June 30, 2002 and 2001.

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

      Vesta adopted the provisions of SFAS No. 142 effective January 1, 2002. Additionally, SFAS No. 142 requires that goodwill be tested annually for impairment and the initial goodwill impairment test is required to be completed within six months of adoption. Application of the non-amortization provisions of SAFS No. 142 is expected to result in increase in net income of approximately $2.6 million in fiscal year 2002.

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

      In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principals Board Opinion 30, will now be used to classify those gains and losses. SFAS 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. SFAS 44 and the amended sections of SFAS 13 are not applicable to Vesta and therefore have no effect on Vesta's financial statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The adoption of SFAS 145 will require Vesta to reclass any previous gains and losses on the extinguishments of debt as these items will no longer be considered extraordinary as defined by APB 30.

     On July 31, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The adoption of this statement is not expected to have a material impact on Vesta's consolidated financial position or consolidated results of operations.

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

      Vesta determined to participate in the funding of the settlement and to take the related one-time charge against earnings as a result of the Cincinnati Insurance Company's attempted rescission of their $25 million directors and officers liability policy and denial of coverage. Vesta has sued Cincinnati in Alabama state court alleging that its actions were taken in bad faith and is vigorously pursuing that claim. The Cincinnati case was recently rescheduled for trial in February, 2003.

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

Arbitration

      As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $55.2 million at June 30, 2002. Additionally, we have previously collected approximately $48.5 million from the drawdown of collateral on hand.

      NRMA Insurance Ltd. ("NRMA), one of the participants in the 20% whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We also filed for arbitration against Alfa Mutual Insurance Company and Dorinco Reinsurance Company, the other two participants on the treaty. All those arbitrations are in the discovery stages. Additionally, Alfa filed a Motion for Declaratory Judgment asking the arbitration panel to order that there is no enforceable agreement between Alfa and Vesta or alternatively, that there is no coverage for developmental losses under the treaty. After a hearing in June, 2002, the arbitration panel denied Alfa's motion. The hearing on the merits of the arbitration is scheduled for May, 2003. The panel in the NRMA arbitration recently issued an order to bifurcate the arbitration, and scheduled a hearing for the week of October 28, 2002 to decide the issue of coverage for developmental losses under the treaty. The hearing on any issues remaining after the October 28, 2002 hearing will be conducted in October, 2003. The hearing in the Dorinco arbitration is presently scheduled for December, 2003. While management believes its interpretation of the treaty's terms and computations based thereon are correct, these matters are in arbitration and their ultimate outcome cannot be determined at this time.

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

     During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from Vesta. F&G Re sought to cancel the treaties and avoid its obligation. Vesta had recorded a reinsurance recoverable of $30.0 million at March 31, 2002 related to these two treaties. The hearing in this arbitration began on February 11, 2002. The hearing was adjourned on February 15, 2002 and resumed on June 11, 2002, and the panel awarded Vesta $15 million, plus interest of $1.44 million. Accordingly, the Company has recorded a pre-tax charge of approximately $13.6 million in the 2nd quarter of 2002 as discontinued operations.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of stockholders held May 7, 2001, the following matters were submitted to a vote of stockholders. (Shares Eligible to Vote 36,473,394)

1.       Election of Directors

     Messrs. Norman W. Gayle, III and James E. Tait were elected to additional three year terms on the Board of Directors.

                                                                                        For             Withheld
                                                                                        ---             --------
Gayle...........................................................................    30,155,658          1,712,507
Tait............................................................................    30,072,529          1,795,636

2.      Election of Auditors

     PricewaterhouseCoopers  was  appointed  as the  principal  independent  auditor of the Company and its  subsidiaries  for the year ending December 31, 2002.

                                                                                For        Against     Abstain
                                                                                ---        -------     -------
PricewaterhouseCoopers LLP.................................................. 30,914,389    920,970     32,806

Item 5. Other information

None.

Item 6. Exhibits and Reports on Form 8-K

a)   EXHIBITS

b)   Reports on Form 8-K.

     A current report was filed on Form 8-K on May 6, 2002 in connection with a press release.

Signatures

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                        Vesta Insurance Group, Inc.

Date: August 13, 2002

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

Date: August 13, 2002

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