Form 10-Q
period 2002-09-30
VESTA INSURANCE GROUP INC
filed 2002-11-14
CIK 911576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                          (Mark One)

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares outstanding of the registrant's common stock,
$.01 par value, as of November 12, 2002
36,443,294

Vesta Insurance Group, Inc.

                                                                Part I
                                                     Item 1. Financial Statements
                                                      Vesta Insurance Group, Inc.
                                                      Consolidated Balance Sheets
                                       (amounts in thousands except share and per share data)

                                                                             September 30,     December 31,
                                                                                  2002             2001
                                                                             ---------------  ---------------
                                                                              (unaudited)
Assets:

    Fixed maturities available for sale - at fair value (cost:  2002 - $861,576;
         2001 - $785,049)                                                         $ 875,581        $ 807,197
    Equity securities-at fair value: (cost: 2002- $29,228; 2001- $32,298)            27,141           31,431
    Mortgage and collateral loans                                                    38,735           43,978
    Policy loans                                                                     61,491           63,949
    Short-term investments                                                           71,338           41,198
    Other invested assets                                                            27,751           47,996
                                                                             ---------------  ---------------
                       Total investments                                          1,102,037        1,035,749
    Cash                                                                             32,745           23,579
    Accrued investment income                                                        13,420           23,090
    Premiums in course of collection (net of allowances for losses
         of $2,389 in 2002 and $2,684 in 2001)                                      167,238           47,589
    Reinsurance balances receivable                                                 347,198          357,827
    Reinsurance recoverable on paid losses                                           40,127           76,757
    Deferred policy acquisition costs                                                98,210           58,832
    Property and equipment                                                           18,527           18,368
    Deferred income taxes                                                            42,839           38,591
    Goodwill and other intangible assets                                            138,186          109,260
    Other assets                                                                     28,601           41,240
                                                                             ---------------  ---------------
                       Total assets                                             $ 2,029,128      $ 1,830,882
                                                                             ===============  ===============

Liabilities:
    Policy liabilities                                                            $ 680,446        $ 695,170
    Losses and loss adjustment expenses                                             342,210          280,997
    Unearned premiums                                                               301,245          179,879
    Federal Home Loan Bank advances                                                 167,300          168,614
    Short term debt                                                                  30,184           29,964
    Long term debt                                                                   66,798           79,432
    Reinsurance balances payable                                                     76,445           14,184
    Other liabilities                                                                96,804          100,085
                                                                             ---------------  ---------------
                     Total liabilities                                            1,761,432        1,548,325

Commitments and contingencies: See Note B

Deferrable Capital Securities                                                        22,445           23,250

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, issued:
         2002 - 0 and 2001 - 0                                                           --               --
    Common stock, $.01 par value, 100,000,000 shares authorized,  issued:
         2002 - 37,528,111 and 2001 - 36,994,464                                        375              370
    Additional paid-in capital                                                      248,313          244,640
    Accumulated other comprehensive income, net of  tax expense
         of $6,417 and $4,191 in 2002 and 2001, respectively                         11,918            7,784
    Retained earnings                                                                 8,787           32,611
    Treasury stock (1,084,817 shares and 923,972 shares at cost
         at September 30, 2002 and December 31, 2001, respectively)                  (7,540)          (6,591)
    Unearned stock                                                                  (16,602)         (19,507)
                                                                             ---------------  ---------------
                 Total stockholders' equity                                         245,251          259,307
                                                                             ---------------  ---------------
                 Total liabilities, deferrable capital securities
                     and stockholderes' equity                                  $ 2,029,128      $ 1,830,882
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
                                             (amounts in thousands except per share data)

                                                                          Three months ended           Nine months ended
                                                                            September 30,                 September 30,
                                                                          2002          2001           2002         2001
                                                                      -------------- ------------  -------------- -----------
                                                                         (unaudited)                 (unaudited)
Revenues:
    Net premiums written                                                  $ 149,913     $ 80,152      $ 456,863    $ 215,619
    Change in unearned premiums                                             (11,697)      (6,455)       (78,215)      (2,336)
                                                                      -------------- ------------  -------------- -----------
            Net premiums earned                                             138,216       73,697        378,648      213,283
    Policy fees                                                               5,272        2,230         14,195        5,211
    Agency fees and commissions                                              21,268          299         60,379        1,097
    Net investment income                                                    14,397       15,450         41,877       48,163
    Realized gains (losses)                                                  (1,233)         757           (737)       4,985
    Other                                                                     2,990        2,884         10,163        6,828
                                                                      -------------- ------------  -------------- -----------

        Total revenues                                                      180,910       95,317        504,525      279,567
Expenses:
    Policyholder benefits                                                     8,082        8,436         29,831       25,431
    Losses and loss adjustment expenses incurred                             87,524       43,896        242,454      121,668
    Policy acquisition expenses                                              27,725       17,506         73,737       48,883
    Litigation settlement and arbitration award charge                       23,600       30,000         23,600       30,000
    Operating expenses                                                       49,215       17,575        141,489       47,464
    Interest on debt                                                          3,576        4,054         11,422       13,199
    Gain on debt extinguishment                                              (2,998)      (1,400)        (4,398)      (1,400)
    Goodwill and other intangible amortization                                   84          935            252        2,430
                                                                      -------------- ------------  -------------- -----------
        Total expenses                                                      196,808      121,002        518,387      287,675
Income loss from continuing operations before taxes, minority interest,
     and deferrable capital securities                                      (15,898)     (25,685)       (13,862)      (8,108)
Income tax benefit                                                           (5,565)      (9,020)        (4,806)      (2,834)
Minority interest, net of tax                                                   300          200          1,321          981
Deferrable capital security distributions, net of tax                           322          387            773        1,153
                                                                      -------------- ------------  -------------- -----------
Net loss from continuing operations                                         (10,955)     (17,252)       (11,150)      (7,408)
Loss from discontinued operations, net of tax                                  (655)     (19,800)       (10,183)     (19,958)
                                                                      -------------- ------------  -------------- -----------
        Net loss                                                            (11,610)     (37,052)       (21,333)     (27,366)
Preferred stock dividend                                                         --           --             --         (163)
Gain on redemption of preferred securities, net of tax                           --        5,099            210        5,099
                                                                      -------------- ------------  -------------- -----------
Net loss  available to common shareholders                                $ (11,610)    $(31,953)     $ (21,123)   $ (22,430)
                                                                      ============== ============  ============== ===========
Net loss   from continuing operations per share - Basic                     $ (0.32)     $ (0.57)       $ (0.33)     $ (0.33)
                                                                      ============== ============  ============== ===========
Net loss  available to common shareholders per share - Basic                $ (0.34)     $ (1.00)       $ (0.63)     $ (0.90)
                                                                      ============== ============  ============== ===========
Net loss  from continuing operations per share - Diluted                    $ (0.32)     $ (0.57)       $ (0.33)     $ (0.33)
                                                                      ============== ============  ============== ===========
Net loss  available to common shareholders per share - Diluted              $ (0.34)     $ (1.00)       $ (0.63)     $ (0.90)
                                                                      ============== ============  ============== ===========

                 Statements of Comprehensive Income
Net income (loss)                                                         $ (11,610)    $(37,052)     $ (21,333)   $ (27,366)
Other comprehensive income, net of tax:
        Unrealized holding (losses) gains on available-for-sale securities
           net of tax of $2,035, $4,224, $1,970, and $8,270, respectively     3,780        7,845          3,658       15,359
        Less realized (losses) gains on available-for-sale securities net of tax
            of $432, $265, $258, and $1,745, respectively                      (801)         492           (479)       3,240
                                                                      -------------- ------------  -------------- -----------
                                                                              4,581        7,353          4,137       12,119
Gain on redemption of preferred securities, net of tax of $2,746,
    $113 and $2,746 respectively                                                 --        5,099            210        5,099

                                                                      -------------- ------------  -------------- -----------
Comprehensive (loss) income                                                $ (7,029)    $(24,600)     $ (16,986)   $ (10,148)
                                                                      ============== ============  ============== ===========

See accompanying Notes to Consolidated Financial Statements

                                                      Vesta Insurance Group, Inc.
                                                 Consolidated Statements of Cash Flows
                                                        (amounts in thousands)

                                                                              Nine months ended September 30,
                                                                                  2002              2001
                                                                             ---------------   ---------------
                                                                                (unaudited)
Operating Activities:
    Net loss                                                                      $ (21,333)        $ (27,366)
    Adjustments to reconcile net loss to cash provided by (used in) operations
       Changes in:
       Loss and LAE reserves, and future policy liabilities                          44,949            (3,935)
       Unearned premium reserves                                                     85,635             4,689
       Reinsurance balances receivable                                               (2,931)           12,671
       Premiums in course of collection                                            (117,469)           (7,539)
       Reinsurance recoverable on paid losses                                        (2,292)          (10,259)
       Reinsurance balances payable                                                  59,981                --
       Other assets and liabilities                                                  58,487            (5,136)
    Policy acquisition costs deferred                                              (103,646)          (15,166)
    Policy acquisition costs amortized                                               73,737            16,506
    Realized gains                                                                     (737)           (4,985)
    Amortization and depreciation                                                     3,648             6,921
    Gain on extinguishment of debt                                                   (4,398)             (910)
                                                                             ---------------   ---------------
             Net cash provided by (used in) operations                               73,631           (34,509)

Investing Activities:
    Investments sold, matured, and called:
       Fixed maturities available for sale                                          283,813           282,566
       Equity securities                                                              6,697                --
    Investments acquired:
       Fixed maturities available for sale                                         (335,983)         (227,224)
       Equity securities                                                             (6,001)          (11,244)
    Net decrease in other invested assets                                            27,946             4,513
    Net cash received (paid) for acquisition                                          7,020           (46,674)
    Net (increase) decrease in short-term investments                               (30,140)            5,374
    Additions to property and equipment                                              (1,712)           (4,701)
                                                                             ---------------   ---------------
             Net cash (used in) provided from investing activities                  (48,360)            2,610

Financing Activities:
    Net change in FHLB borrowings                                                    (1,314)            8,636
    Change in long and short-term debt                                               (4,779)            4,973
    Net deposits and withdrawals from insurance liabilities                          (6,315)           (3,877)
    Issuance of common stock                                                             --            96,381
    Acquisition of common stock                                                        (949)          (52,322)
    Dividends paid                                                                   (2,748)           (1,891)
                                                                             ---------------   ---------------
             Net cash provided by (used in) financing activities                    (16,105)           51,900
Increase in cash                                                                      9,166            20,001
Cash at beginning of period                                                          23,579            13,374
                                                                             ---------------   ---------------
Cash at end of period                                                              $ 32,745          $ 33,375
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

     New Accounting Standards: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 address financial accounting and reporting for business combinations. The standard eliminates the pooling of interests method of accounting for business combinations and requires that all intangible assets be accounted for separately from goodwill. Vesta has applied the requirements of SFAS No. 141 to all acquisitions after July 1, 2001, as required, and will account for future acquisitions in accordance with the new guidance.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We adopted SFAS No. 142 effective January 1, 2002. See Note F for additional disclosures related to the adoption of SFAS No. 142.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and was written to provide a single model for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Vesta adopted SFAS No. 144 effective January 1, 2002. Such adoption resulted in no material impact on Vesta's financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principals Board Opinion 30, will now be used to classify those gains and losses. SFAS 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. SFAS 44 and the amended sections of SFAS 13 are not applicable to Vesta and therefore have no effect on Vesta's financial statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early application encouraged. Vesta adopted SFAS 145 on July 1, 2002. In connection with this adoption, we reclassed gains on the extinguishment of debt from extraordinary gain on debt extinguishment to other expense. These reclasses decreased other expense by $3.0 million and $4.4 million for the three and nine month periods ending September 30, 2002 and $1.4 for the three and nine month periods ending September 30, 2001.

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

     Restricted Assets: As part of a modified coinsurance agreement with Employers Reinsurance Corporation, American Founders is holding $113.4 million of assets for the benefit of Employers, of which $112.7 million are included in fixed maturities available for sale herein.

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

     Reconciliation of income available to common shareholders and average shares outstanding for the three and nine months ending September 30, 2002 and 2001 are as follows:

                                                                 Three months ended September 30,
                                                                      2002           2001
                                                                ---------------- -------------
Net loss available to common shareholders                         $ (11,610)     $  (31,953)
Preferred stock dividends on convertible preferred stock                 --              --
                                                                ---------------- -------------
Adjusted net income available to common shareholders              $ (11,610)     $  (31,953)
                                                                ================ =============

Weighted average shares outstanding-basic (1)                        33,870          31,837
Stock options and restricted stock (2)                                   --              --
                                                                ---------------- -------------
Weighted average shares outstanding-diluted (1)                      33,870          31,837
                                                                ================ =============

                                                                 Nine months ended September 30,
                                                                      2002           2001
                                                                ---------------- -------------
Net loss available to common shareholders                         $ (21,123)     $ (22,430)
Preferred stock dividends on convertible preferred stock                 --            163
                                                                ---------------- -------------
Adjusted net income (loss) available to common shareholders       $ (21,123)     $ (22,267)
                                                                ================ =============

Weighted average shares outstanding-basic (1)                        33,659         24,848
Stock options and restricted stock (2)                                   --             --
                                                                ---------------- -------------
Weighted average shares outstanding-diluted (1)                      33,659         24,848
                                                                ================ =============

          (1) Reflects weighted averages. At September 30, 2002, Vesta had 36.4 million shares outstanding and zero shares of convertible preferred stock outstanding. Weighted average shares outstanding for earnings per share purposes do not include shares held by the Agent's Stock Incentive Plan Trust that have not been allocated to participants.

          (2) Under the provisions of SFAS No. 128, Earnings per Share, contingently issuable shares that would have the effect of being anti-dilutive are excluded for the average shares outstanding calculation. Potentially dilutive securities for the three months ended September 30, 2002 and 2001 are .5 million shares and for the nine months ending September 30, 2002 and 2001 are .5 million shares.

     Earnings per share for discontinued operations and extraordinary gains for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                              2002                         2001
                                     3 month       9 month        3 month      9 month
                                   ------------  ------------   ------------ -------------
Basic Earnings per share:
    Discontinued Operations            $ (0.02)      $ (0.30)       $ (0.62)      $ (0.80)
Diluted Earnings per share:
    Discontinued Operations            $ (0.02)      $ (0.30)       $ (0.62)      $ (0.80)

Note B-Commitments and Contingencies

Securities Litigation

     On October 26, 2001, Vesta executed a definitive agreement to settle the securities litigation that had been pending since June 1998 against Vesta and certain current and former officers and directors. On December 10, 2001, the Court approved settlement of the consolidated class action securities litigation in U.S. District Court in Alabama as to Vesta and its officers and directors for a total of $61 million in cash. A related derivative action lawsuit in the Circuit Court of Jefferson County, Alabama was also dismissed with prejudice. Vesta funded $21.0 million towards the settlement and the Company's excess directors and officers liability carriers funded the remaining $40.0 million. Vesta used its line of credit to finance its portion of the settlement and recorded a pre-tax one-time charge of approximately $30 million against earnings to cover Vesta's contribution to the settlement and other expenses incurred. However, in the fourth quarter of 2001, the company reduced the charge by $5 million as a result of recording amounts due the company from various insurance carriers under its D&O coverage. This amount was paid to Vesta in the third quarter of 2002.

     Vesta determined to participate in the funding of the settlement and to take the related one-time charge against earnings as a result of the Cincinnati Insurance Company's attempted rescission of their $25 million directors and officers liability policy and denial of coverage. Vesta has sued Cincinnati in Alabama state court alleging that its actions were taken in bad faith and is vigorously pursuing that claim. The Cincinnati case is currently scheduled for trial in February, 2003.

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

Arbitration

     As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $33.9 million at September 30, 2002. Additionally, we have previously collected approximately $48.5 million from the drawdown of collateral on hand.

     NRMA Insurance Ltd. ("NRMA"), one of the participants in the 20% whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We also filed for arbitration against Alfa Mutual Insurance Company and Dorinco Reinsurance Company, the other two participants on the treaty. All those arbitrations are in the discovery stages. Additionally, Alfa filed a Motion for Declaratory Judgment asking the arbitration panel to order that there is no enforceable agreement between Alfa and Vesta or alternatively, that there is no coverage for developmental losses under the treaty. After a hearing in June, 2002, the arbitration panel denied Alfa's motion. The hearing on the merits of the arbitration is scheduled for May, 2003. The panel in the NRMA arbitration issued an order to bifurcate the arbitration, and scheduled a hearing for the week of October 28, 2002 to decide the issue of coverage for developmental losses under the treaty. On September 6, 2002 the panel notified the parties that it would make such determination on this specific issue on the papers and filings submitted by the parties without the necessity of a live hearing. The Company was recently notified by the panel that it has ruled that the treaty does not apply to loss occurrences prior to July 1, 1997. As a result, Vesta recorded a $23.6 million pre-tax non-operating charge as a revision of our estimated reinsurance recoverable in the third quarter. This ruling does not set a binding precedent regarding the Company's other arbitrations and accordingly we have not recorded any change in our estimate of our recoverable from the other treaty participants as a result of this ruling. The hearing on the remaining issues in the NRMA arbitration will be conducted in 2003. The hearing in the Dorinco arbitration is presently scheduled for December, 2003. While management continues to believe its interpretation of the treaty's terms and computations based thereon are correct, these matters are in arbitration and their ultimate outcome cannot be determined at this time.

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

      During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from Vesta. F&G Re sought to cancel the treaties and avoid its obligation. Vesta had recorded a reinsurance recoverable of $30.0 million at March 31, 2002 related to these two treaties. The hearing in this arbitration began on February 11, 2002. The hearing was adjourned on February 15, 2002 and resumed on June 11, 2002, and the panel awarded Vesta $15 million, plus interest of $1.44 million. Accordingly, the Company recorded a pre-tax charge of approximately $13.6 million in the 2nd quarter of 2002 as discontinued operations. The charge related to this award was recorded in our Assumed Reinsurance segment, which is reflected herein as a discontinued operation, consistent with the manner in which premiums and losses under these contracts were originally recorded.

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

     Vesta Fire owns approximately 72% of the voting securities of American Founders, and Ken Phillips and Wayne Schreck (the "Minority Shareholders") collectively own approximately 28% of voting securities of American Founders. Vesta Fire, on the one hand, and the Minority Shareholders, on the other hand, are parties to an Investor Rights Agreement (the "IRA") which provides, among other things, that the Minority Shareholders may deliver an "offer notice" offering to sell their securities in American Founders to Vesta Fire and, if Vesta Fire declines to accept the offer, the Minority Shareholders may then sell the offered securities to a third party or, in the alternative, purchase Vesta Fire's securities on "substantially equivalent terms." The Minority Shareholders have delivered an offer notice to Vesta Fire which fails to provide one fixed price for American Founders securities that is applicable to both Vesta Fire and the Minority Shareholders, and further purports to require significant extraneous payments to the Minority Shareholders under their employment contracts to which they are not otherwise entitled and which are unrelated to the value of their American Founders securities. On September 4, 2002, Vesta Fire filed a Petition and Application for Temporary Injunction in District Court for Collin County, Texas against the Minority Shareholders seeking to void or, in the alternative, reform the offensive terms of their "Offer Notice." On October 15, 2002, the court granted a temporary injunction enjoining the Minority Shareholders from selling their securities to a third party or demanding the purchase of Vesta Fire's securities in American Founders, and set the matter for trial on February 17, 2003.

     The Minority Shareholders filed an answer, cross-claim against American Founders and counterclaim against Vesta Fire on November 4, 2002. The cross-claim against American Founders alleges breach of the Minority Shareholders' employment contracts. The counter claim against Vesta Fire alleges negligent misrepresentation and fraud in connection with Vesta Fire's initial investment of $25 million in American Founders on June 30, 2000. The Minority Shareholders seek unspecified damages and rescission of Vesta's investment in American Founders. In the opinion of management, the Minority Shareholders' claims against both American Founders and Vesta Fire are without merit and will not have any material adverse effect on either American Founders or Vesta Fire.

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

Non-Performing Loans

     Our life insurance subsidiary, American Founders, invested in approximately $42 million in loans to certain borrowers in 1998 and 1999. These loans were generally structured to pay scheduled principal and interest payments on a quarterly basis over a seven year term and were secured by the stock of privately held companies. Management of American Founders wrote off approximately $8.0 million of these loans in the fourth quarter of 2001 and $1.25 million in the third quarter of 2002 following the bankruptcy of an affiliate of one of these privately held companies, which reduced American Founders' aggregate carrying value of these loans at September 30, 2002 to $26.0 million.

     The $26.0 million balance of the loans owed are collateralized by pledges of stock in privately held companies which own real estate located in Mexico. These loans have not performed since September 30, 2001. Although management believes that the collateral underlying these loans is adequate and currently believes that American Founders will ultimately collect all amounts owed under these loans, it is possible that management's view of these loans' collectibility could change as they proceed to enforce American Founders' rights under the loan documents, including taking control of the pledged stock of these privately held companies and exercising that control in order to realize cash proceeds from the Mexican real estate held by them.

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

Life and Health Insurance

      On June 30, 2000, we entered the life and annuity business through an investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas and we entered the health insurance business through the acquisition of Aegis Financial Corporation in December 2000. American Founders and Aegis have approximately $2.5 billion (face value) of life and annuity products in force and approximately $22.6 million of health insurance premiums in force at September 30, 2002. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products through independent agents throughout the majority of the United States. Aegis Financial markets health insurance products through captive agents throughout the United States.

Specialty Underwriting

      Specialty underwriting includes our fronting operations and any underwriting risk retained from premiums written through our non-standard auto agencies. In fronting arrangements, we write targeted property-casualty insurance coverages and reinsure a substantial portion of the risks to reinsurers in exchange for fees. This business takes advantage of our certificates of authority granting us license to write insurance in many states. Income from fronting arrangements is primarily generated on a fee-for-service basis. For the premium written through our non-standard auto agencies, we determine the amount of underwriting risk to retain, based on market conditions, and the prospective results of the underlying business. Our decision on how much underwriting risk to retain is dependent on the current rating environment and the reinsurance terms offered by reinsurers.

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

     A summary of segment results for the three months ended September 30, 2002 and 2001 is as follows:

                                           Standard     Life and
                                           Property-     Health        Specialty                Corporate
                                           Casualty     Insurance    Underwriting   Agency      and Other    Eliminations    Total
2002                                      ------------ ------------ -------------- -----------  ----------- -------------- ----------
Revenues:                                                                (in thousands)
    Premiums earned                          $ 88,694      $ 7,537        $ 41,985                                            $ 138,216
    Agency fees and commissions                    --           --              --    $ 26,745                    $ (5,477)      21,268
    Net investment income                          --        9,827              --          --       $ 4,857          (287)      14,397
    Policy fees                                 1,345          798           3,129          --            --            --        5,272
    Realized gains (losses)                        --       (1,092)             --          --          (141)           --       (1,233)
    Other                                         122          367           1,369          --         1,132            --        2,990
                                          ------------ ------------ --------------- -----------  ------------ -------------  -----------
                 Total revenues                90,161       17,437          46,483      26,745         5,848        (5,764)   $ 180,910
Expenses:
    Loss, LAE and policyholder benefits        61,446        8,082          26,078          --            --            --       95,606
    Policy acquisition costs                   19,881        1,534          11,787          --            --        (5,477)      27,725
    Loss due to arbitration award                  --           --              --          --        23,600            --       23,600
    Operating expenses                         10,551        3,470           6,064      22,922         6,208            --       49,215
    Interest on debt                               --        1,592              --         287         1,984          (287)       3,576
    Gain on extinguishment of debt                 --           --              --          --        (2,998)           --       (2,998)
    Intangible asset amortization                  --           --              --          --            84            --           84
                                          ------------ ------------ --------------- -----------  ------------ -------------  -----------
                 Total expenses                91,878       14,678          43,929      23,209        28,878        (5,764)     196,808

Pre-tax income (loss) from continuing
        operations                           $ (1,717)     $ 2,759         $ 2,554     $ 3,536     $ (23,030)           --    $ (15,898)
                                          ============ ============ =============== ===========  ============ =============  ===========

Operating segment assets:
    Investments and other assets            $ 363,522    $ 890,477       $ 168,999    $ 60,981     $ 361,621
    Deferred acquisition costs                 59,352       25,730          13,128          --            --
                                          ------------ ------------ --------------- -----------  ------------
                                            $ 422,874    $ 916,207       $ 182,127    $ 60,981     $ 361,621
                                          ============ ============ =============== ===========  ============

                                           Standard     Life and
                                           Property-     Health        Specialty                Corporate
                                           Casualty     Insurance    Underwriting   Agency      and Other    Eliminations    Total
2001                                      ------------ ------------ -------------- -----------  ----------- -------------- ----------
Revenues:                                                                (in thousands)
    Premiums earned                          $ 63,890      $ 7,365        $ 2,442                                              $ 73,697
    Agency fees and commissions                    --           --             --        $ 299                          --          299
    Net investment income                          --       10,348             --           49       $ 5,053            --       15,450
    Policy fees                                 1,254          976             --           --            --            --        2,230
    Realized gains (losses)                        --          860             --           --          (103)           --          757
    Other                                         166          314           1346           --         1,058            --        2,884
                                          ------------ ------------ --------------------------- ------------- -------------  -----------
                 Total revenues                65,310       19,863          3,788          348         6,008            --     $ 95,317
Expenses:                                                                                                               --
    Loss, LAE and policyholder benefits        41,896        8,436          2,000           --            --            --       52,332
    Policy acquisition costs                   14,519        2,401            586           --            --            --       17,506
    Litigate settlement charge                     --           --             --           --        30,000            --       30,000
    Operating expenses                          7,738        3,248             54        1,573         4,962            --       17,575
    Interest on debt                               --        2,067             --           --         1,987            --        4,054
    Gain on extinguishment of debt                              --             --           --        (1,400)           --       (1,400)
    Goodwill and other intangible amortization     --           --             --           --           935            --          935
                                          ------------ ------------ -------------- ------------ ------------- -------------  -----------
                 Total expenses                64,153       16,152          2,640        1,573        36,484            --      121,002
                                                                                                                        --
Pre-tax income (loss) from continuing
   operations                                 $ 1,157      $ 3,711        $ 1,148     $ (1,225)    $ (30,476)           --    $ (25,685)
                                          ============ ============ ============== ============ ============= =============  ===========

Operating segment assets:
    Investments and other assets            $ 323,819    $ 940,395       $ 35,876     $ 21,320     $ 266,735
    Deferred acquisition costs                 30,485       20,955            434           --            --
                                          ------------ ------------ -------------- ------------ -------------
                                            $ 354,304    $ 961,350       $ 36,310     $ 21,320     $ 266,735
                                          ============ ============ ============== ============ =============

     A summary of segment results for the nine months ended September 30, 2002 and 2001 is as follows:

                                           Standard     Life and
                                           Property-     Health        Specialty                Corporate
                                           Casualty     Insurance    Underwriting   Agency      and Other    Eliminations    Total
2002                                      ------------ ------------ -------------- -----------  ----------- -------------- ----------
Revenues:                                                              (in thousands)
    Premiums earned                         $ 237,050     $ 23,173      $ 118,425                                           $ 378,648
    Agency fees and commissions                    --           --             --    $ 76,505                   $ (16,126)     60,379
    Net investment income                          --       28,584             --          --     $ 14,154           (861)     41,877
    Policy fees                                 3,937        2,914          7,344          --           --             --      14,195
    Realized gains (losses)                        --        2,173             --          --       (2,910)            --        (737)
    Other                                         347        1,024          4,605          --        4,187             --      10,163
                                          ------------ ------------ -------------- -----------  ----------- -------------- -----------
                 Total revenues               241,334       57,868        130,374      76,505       15,431        (16,987)    504,525

Expenses:
    Loss, LAE and policyholder benefits       168,571       29,831         73,883          --           --             --     272,285
    Policy acquisition costs                   52,013        4,592         33,258          --           --        (16,126)     73,737
    Loss due to arbitration award                  --           --             --          --       23,600             --      23,600
    Operating expenses                         29,815       10,307         15,117      66,329       19,921             --     141,489
    Interest on debt                               --        4,756             --         861        6,666           (861)     11,422
    Gain on debt extinguishment                    --           --             --          --       (4,398)            --      (4,398)
    Intangible asset amortization                  --           --             --          --          252             --         252
                                          ------------ ------------ -------------- -----------  ----------- -------------- -----------
                 Total expenses               250,399       49,486        122,258      67,190       46,041        (16,987)    518,387

Pre-tax income (loss) from continuing
    operations                               $ (9,065)     $ 8,382        $ 8,116     $ 9,315    $ (30,610)            --   $ (13,862)
                                          ============ ============ ============== ===========  =========== ============== ===========

                                           Standard     Life and
                                           Property-     Health        Specialty                Corporate
                                           Casualty     Insurance    Underwriting   Agency      and Other    Eliminations    Total
2001                                      ------------ ------------ -------------- -----------  ----------- -------------- ----------
Revenues:                                                             (in thousands)
    Premiums earned                         $ 185,443     $ 22,312         $ 5,528                                             $ 213,283
    Agency fees and commissions                    --           --              --     $ 1,097                           --        1,097
    Net investment income                          --       32,138              --         309       $ 15,716            --       48,163
    Policy fees                                 2,285        2,926              --          --             --            --        5,211
    Realized gains                                 --        2,258              --          --          2,727            --        4,985
    Other                                         586          549           3,150                      2,543            --        6,828
                                          ------------ ------------ --------------- -----------  ------------- -------------  -----------
                 Total revenues               188,314       60,183           8,678       1,406         20,986            --    $ 279,567
Expenses:
    Loss, LAE and policyholder benefits       117,371       25,431           4,297          --             --            --      147,099
    Policy acquisition costs                   41,096        6,558           1,229          --             --            --       48,883
    Litigation settlement charge                   --           --              --          --         30,000            --       30,000
    Operating expenses                         22,143        9,815             211       4,400         10,895            --       47,464
    Interest on debt                               --        6,695              --          --          6,504            --       13,199
    Interest on debt                               --        6,695              --          --          6,504            --       13,199
    Gain on debt extinguishment                    --           --              --          --         (1,400)           --       (1,400)
    Goodwill and other intangible amortization     --           --              --          --          2,430            --        2,430
                                          ------------ ------------ --------------- -----------  ------------- -------------  -----------
                 Total expenses               180,610       48,499           5,737       4,400         48,429            --      287,675

Pre-tax income (loss) from continuing
    operations                                $ 7,704     $ 11,684         $ 2,941    $ (2,994)     $ (27,443)           --     $ (8,108)
                                          ============ ============ =============== ===========  ============= =============  ===========

Note D-Stock & Debt Transactions

     In the first quarter of 2002, we issued 533,647 shares of common stock in exchange for $4.6 million face amount of our 8.75% Senior Notes and $.8 million face amount of our 8.5% Deferrable Capital Securities. In connection with this transaction we recorded a pre-tax gain on extinguishment of debt of $1.4 million in other expense and an after tax gain on redemption of preferred securities of $.2 million.

     In the third quarter of 2002, we redeemed $8.0 million face amount of our 8.75% Senior Notes for approximately $5.0 million cash. In connection with this transaction, we recorded a pre-tax gain on extinguishment of debt of $3.0 million in other expense.

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
                                  =============

     On August 1, 2002, our subsidiary Instant Insurance Holdings, Inc. ("Instant") acquired a 100% interest in Driver's Choice Insurance Services, LLC. The transaction has been accounted for as a purchase. Summarized below is an initial allocation of assets and liabilities acquired (in thousands except per share amounts and unaudited):

Assets acquired:
     Cash                                $ (59)
     Other assets                        1,088
     Goodwill and other intangibles      1,800
                                  -------------
          Total assets                 $ 2,829
                                  =============

Liabilities acquired:
     Payables and other liabilites       1,898
                                  -------------
          Total liabilities            $ 1,898
                                  =============

Note F-Goodwill and Other Intangible Assets

      In June, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets," having a required effective date for fiscal years beginning after December 15, 2001. Under the new rules, Goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

     During the nine months ended September 30, 2001, we recorded $1.6 million in amortization of goodwill. The impact of amortization of goodwill on net income for the nine months ended September 30, 2001 was as follows (in thousands, except per share data):

                                                               Nine months ended
                                                               September 30, 2001
                                                               ----------------------

Reported net loss                                                    $ (27,366)
Add back:
     Goodwill amortization, net of income taxes                          1,580
                                                               ----------------------

Net loss excluding goodwill amortization, net of income taxes        $ (25,786)
                                                               ======================

Basic net income per common share

Reported net loss                                                     $ (1.10)
Add back:
    Goodwill amortization, net of income taxes                           0.06
                                                               ----------------------

Net loss excluding goodwill amortization, net of income taxes         $ (1.04)
                                                               ======================

Weighted average number of common shares outstanding (basic)           24,848

Diluted net income per common share

Reported loss income                                                  $ (1.10)
Add back:
     Goodwill amortization, net of income taxes                          0.06
                                                               ----------------------

Net loss excluding goodwill amortization, net of income taxes         $ (1.04)
                                                               ======================

Weighted average number of common shares outstanding (diluted)         24,848

     The changes in the carrying amount of goodwill and other intangible assets for the year ended December 31, 2001 and for the nine months ended September 30, 2002 are as follows (in thousands):

Balance as of January 1, 2001                    $ 17,797
Goodwill and other intangible assets  acquired     94,857
Amortization                                       (3,394)
                                           ---------------

Balance as of December 31, 2001                   109,260
Goodwill and other intangible assets acquired      29,178
Amortization                                         (252)
Transitional impairment charge                         --
                                           ---------------

Balance as of September 30, 2002                $ 138,186
                                           ===============

      The $138.2 million balance at September 30, 2002 consists of $131.5 million of goodwill and $6.7 million of intangible assets. Other intangible assets include brand name, trademark and the value of certain policy renewal rights.

      Amortization expense recorded on the intangible assets for each of the three-month periods ended September 30, 2002 and 2001 was $.1 million and $0, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

   For the year ended December 31,

         2002                   $ 336
         2003                     300
         2004                     250
         2005                     200
         2006                     200

     Note G-Subsequent Events

     In October 2002, we redeemed $8.0 face amount of our 8.75% Senior Notes for approximately $4.1 million cash. In connection with this transaction, we will record in the fourth quarter, a pre-tax gain on extinguishments of debt of approximately $3.9 million.

     Subsequent to September 30, 2002, we were informed by A.M. Best that the financial strength ratings of American Founders Life Insurance Company and States General Life Insurance Company, our principal life and health insurance subsidiaries have been changed to B (Fair) and B-, respectively. Management expects the rating actions to cause minimal impact to the financial results of our life and health operations for the remainder of 2002 and 2003.

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

Comparison of Third Quarter 2002 to Third Quarter 2001

      Income available to common shareholders increased by $20.4 million, to a $11.6 million loss for the quarter ended September 30, 2002, from a $32.0 million loss for the quarter ended September 30, 2001. This increase is the result of higher income from operations in the current quarter, a $30.0 million charge in the prior quarter related to settlement of securities litigation and a $30.0 million pretax charge for discontinued operations in the prior year quarter. On a diluted per share basis, net income available to common shareholders for the third quarter of 2002 was net loss of $0.34 per share versus net loss of $1.00 per share for the third quarter of 2001. In the third quarter of 2002, we recorded a $23.6 million pre-tax non-operating charge as a revision of our estimated reinsurance recoverable under a whole account quota share reinsurance treaty. This treaty is the subject of an arbitration between our principal property-casualty operating company, Vesta Fire, and the treaty participants. See Note B to the consolidated financial statements for further discussion of this arbitration.

Standard Property-Casualty

      Net premiums written for standard property-casualty lines increased by $27.2 million, or 38.8%, to $97.2 million for the quarter ended September 30, 2002, from $70.0 million for the quarter ended September 30, 2001. Net premiums earned for standard property-casualty lines increased $24.8 million, or 38.8% to $88.7 million for the quarter ended September 30, 2002, from $63.9 million for the quarter ended September 30, 2001. The increase in net premiums written and net premiums earned is primarily attributable to increased writings in Texas, partially offset by decreases in other lines of business.

      Loss and loss adjustment expenses ("LAE") for standard property-casualty lines increased by $19.5 million, or 46.5%, to $61.4 million for the quarter ended September 30, 2001, from $41.9 million for the quarter ended September 30, 2001. The loss and LAE ratio for property-casualty lines for the quarter ended September 30, 2002 was 68.2% as compared to 64.3% at September 30, 2001. The increase in the loss and LAE incurred is due to the increase in earned premium. The increase in the loss and LAE ratio is primarily attributable to deteriorating underwriting results in the current period in certain components of our homeowners business, partially offset by improving results in our Texas operations. The deterioration in our underwriting results is being primarily driven by increases in severity of claims in certain states.

      Policy acquisition expenses increased $5.4 million for the quarter-to-quarter comparison, consistent with the increase in earned premium. Operating expenses increased by $2.9 million, to $10.6 million for the quarter ended September 30, 2002, as we incurred increased expenses from our growth in the Texas operations.

Life and Health Insurance

      American Founders and Aegis have approximately $2.5 billion (face value) of life and annuity products in force and $22.6 million of health insurance premiums in force at September 30, 2002. Life insurance premiums and policy fees were $2.7 million for the quarter ended September 30, 2002 compared to $2.4 million for the comparable prior period in 2001. The increase is attributable to the acquisition of Washington Life in August 2001. Health insurance premiums totaled $5.6 million for the quarter ended September 30, 2002 versus $5.0 million for the comparable prior period. Health insurance benefits incurred totaled $3.0 million for the quarter and health insurance commission expense was $1.2 million. Pre-tax operating income increased by $.7 million primarily due to improved mortality in our acquired blocks, and better morbidity in our health insurance operations.

     Subsequent to September 30, 2002, we were informed by A.M. Best that the financial strength ratings of American Founders Life Insurance Company and States General Life Insurance Company, our principal life and health insurance subsidiaries have been changed to B (Fair) and B-, respectively. Management expects the rating actions to cause minimal impact to the financial results of our life and health operations for the remainder of 2002 and 2003.

Specialty Underwriting

      Net premiums written for specialty underwriting increased by $42.4 million to $45.2 million for the quarter ended September 30, 2002, from $2.8 million for the quarter ended September 30, 2002. Net premiums earned for specialty underwriting increased to $42.0 million for the quarter ended September 30, 2002, from $2.4 million for the quarter ended September 30, 2001. The increase in net premiums written and net premiums earned is primarily attributable to the acquisition of certain assets of Insure One and the related book of business from its affiliated insurance companies and increased retained amounts from other fronting programs. Fronting fees were consistent with the prior year period as ceded earned premium was consistent with the prior year.

      Loss and loss adjustment expenses ("LAE") for specialty underwriting increased by $24.1 million to $26.1 million for the quarter ended September 30, 2002, from $2.0 million for the quarter ended September 30, 2001. The loss and LAE ratio for the quarter ended September 30, 2002 was 57.8% as compared to 81.9% at September 30, 2001. The increase in the loss and LAE incurred and the decrease in the loss and LAE ratio is primarily attributable to the inclusion of underwriting results of the business produced by our affiliated agency, Insure One, which are better than the underwriting results from our traditional fronting programs.

      Policy acquisition expenses increased $11.2 million for the quarter-to-quarter comparison, consistent with the increase in earned premium. Operating expenses increased by $6.0 million, to $6.1 million for the quarter ended September 30, 2002, as we incurred increased expenses from our increased operations.

Agency

      Our Agency operations increased its revenues by $26.4 million to $26.7 million as a result of acquisitions completed in the fourth quarter of 2001 and the first quarter of 2002. Operating expenses increased by $21.3 million to $22.9 million as we integrated the acquired operations with our existing operations.

Net Investment Income

      Net investment income decreased by $1.1 million, or 6.8%, to $14.4 million for the quarter ended September 30, 2002, from $15.5 million for the quarter ended September 30, 2001. The weighted average yield on invested assets (excluding realized and unrealized gains) was 5.19% for the quarter ended September 30, 2002, compared with 6.2% for the quarter ended September 30, 2001. The decrease in investment income is primarily attributable to a decrease in the weighted average yield as yields have generally declined in recent months, the investment of funds in our investment portfolio in new operating entities and a reduction in investment income from our non-performing collateral loan portfolio.

Federal Income Taxes

      Federal income taxes increased by $3.5 million to a $5.6 million benefit for the quarter ended September 30, 2002 as a result of a loss in the current period compared to the prior period loss.

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

Comparison of Nine Months Ended September 30, 2002 with Nine Months Ended September 30, 2001

      Income available to common shareholders increased by $1.3 million, to a $21.1 million loss for the nine months ended September 30, 2002, from a $22.4 million loss for the nine months ended September 30, 2001. On a diluted per share basis, net income available to common shareholders for the first nine months of 2002 was a net loss of $0.63 per share versus net loss of $0.90 per share for the corresponding period of 2001. In the third quarter of 2002, we recorded a $23.6 million pre-tax non-operating charge as a revision of our estimated reinsurance recoverable under a whole account quota share reinsurance treaty. This treaty is the subject of an arbitration between our principal property-casualty operating company, Vesta Fire, and the treaty participants. See Note B to the consolidated financial statements for further discussion of this arbitration.

Standard Property-Casualty

      Net premiums written for standard property-casualty lines increased by $112.8 million, or 60%, to $299.8 million for the nine months ended September 30, 2002, from $187.0 million for the nine months ended September 30, 2001. Net premiums earned for standard property-casualty lines increased $51.7 million, or 27.8% to $237.1 million for the nine months ended September 30, 2002, from $185.4 million for the nine months ended September 30, 2001. The increase in net premiums written and net premiums earned is primarily attributable to the acquisition of Florida Select in April 2001, and increased writings in Texas, partially offset by decreases in other lines of business.

      Loss and loss adjustment expenses ("LAE") for standard property-casualty lines increased by $51.2 million, or 43.6%, to $168.6 million for the nine months ended September 30, 2002, from $117.4 million for the nine months ended September 30, 2001. The loss and LAE ratio for property-casualty lines for the nine months ended September 30, 2002 was 69.9% as compared to 62.5% at September 30, 2001. The increase in the loss and LAE incurred and the loss and LAE ratio is primarily attributable to deteriorating underwriting results in the current period in our automobile lines, storm losses in Texas, and an increase in earned premium. The deterioration in our underwriting results is being primarily driven by increases in frequency and severity of claims in certain states.

      Policy acquisition expenses increased $10.9 million for the nine months ended September 30, consistent with the increase in earned premium. Operating expenses increased by $7.7 million, to $29.8 million for the nine months ended September 30, 2002, as we incurred increased expenses from our growth in the Texas operations.

Life and Health Insurance

      American Founders and Aegis have approximately $2.5 billion (face value) of life and annuity products in force and $22.6 million of health insurance premiums in force at September 30, 2002. Life insurance premiums and policy fees were consistent with prior period as acquisitions have offset normal declines. Health insurance premiums totaled $17.2 million for the nine months ended September 30, 2002 versus $15.3 million for the comparable prior period. Health insurance benefits incurred totaled $9.6 million for the nine months and health insurance commission expense was $3.5 million. Pre-tax operating income decreased by $3.1 million primarily due to higher mortality in certain acquired blocks, lower than expected investment income and adverse morbidity in our health insurance operations as compared to the prior year.

     Subsequent to September 30, 2002, we were informed by A.M. Best that the financial strength ratings of American Founders Life Insurance Company and States General Life Insurance Company, our principal life and health insurance subsidiaries have been changed to B (Fair) and B-, respectively. Management expects the rating actions to cause minimal impact to the financial results of our life and health operations for the remainder of 2002 and 2003.

Specialty Underwriting

      Net premiums written for specialty underwriting increased by $127.6 million to $133.9 million for the nine months ended September 30, 2002, from $6.3 million for the nine months ended September 30, 2001. Net premiums earned for specialty underwriting increased to $118.4 million for the nine months ended September 30, 2002, from $5.5 million for the nine months ended September 30, 2001. The increase in net premiums written and net premiums earned is primarily attributable to the acquisition of certain assets of Insure One and the related book of business from its affiliated insurance companies and increased retained amounts from other fronting programs. Fronting fees increased $1.5 million to $4.6 million on higher ceded earned premium.

      Loss and loss adjustment expenses ("LAE") for specialty underwriting increased by $69.6 million to $73.9 million for the nine months ended September 30, 2002, from $4.3 million for the nine months ended September 30, 2001. The loss and LAE ratio for the nine months ended September 30, 2002 was 58.7% as compared to 77.7% at September 30, 2001. The increase in the loss and LAE incurred and the decrease in the loss and LAE ratio is primarily attributable to the inclusion of underwriting results of the business produced by our affiliated agency, Insure One, which are better than the underwriting results from our traditional fronting programs.

     Policy acquisition expenses increased $32.1 million for the nine month period comparison, consistent with the increase in earned premium. Operating expenses increased by $14.9 million, to $15.1 million for the quarter ended September 30, 2002, as we incurred increased expenses from our increased operations.

Agency

     Our Agency operations increased its revenues by $75.1 million to $76.5 million as a result of acquisitions completed in the fourth quarter of 2001 and the first quarter of 2002. Operating expenses increased by $61.9 million to $66.3 million as we integrated the acquired operations with our existing operations.

Net Investment Income

     Net investment income decreased by $6.3 million, or 13.0%, to $41.9 million for the nine months ended September 30, 2002, from $48.2 million for the nine months ended September 30, 2001. The weighted average yield on invested assets (excluding realized and unrealized gains) was 5.82% for the nine months ended September 30, 2002, compared with 6.3% for the nine months ended September 30, 2001. The decrease in investment income is primarily attributable to a decrease in the weighted average yield as yields have generally declined in recent months, the investment of funds in our investment portfolio in new operating entities and a reduction in investment income from our collateral loan portfolio.

Federal Income Taxes

      Federal income taxes decreased by $2.0 million to $4.8 million benefit for the nine months ended September 30, 2002 as a result of more income in the current period compared to the prior period.

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

      We believe that the Illinois Insurance Department's willingness to approve the payment of a dividend by Vesta Fire to our holding company will depend on a variety of factors, such as the impact to the holding company if the dividend is not paid and the impact to Vesta Fire if the dividend is paid. For example, the payment of a dividend may cause non-compliance with the Illinois Department of Insurance's "reserve reconciliation test," which requires Vesta Fire to maintain a minimum amount of liquid, high quality assets. At September 30, 2002, Vesta Fire's qualifying assets exceeded its minimum by approximately $8.8 million. If the payment of a dividend would jeopardize Vesta Fire's ability to comply with this reserve reconciliation test, then the Illinois Department of Insurance may not approve it. Accordingly, there can be no assurance that Vesta Fire will be able to obtain the requisite regulatory approval for the payment of dividends. In the second quarter of 2002, we applied for and received approval for a dividend of $10.0 million.

      We rely primarily on fees earned under several management agreements with our insurance company subsidiaries to meet our cash requirements (including debt service) and to pay dividends to our stockholders. Management agreements are subject to certain regulatory standards which generally require its terms and fees to be fair and reasonable. These management agreements may be reviewed from time to time to insure the reasonableness of their terms and fees, and it is possible that such terms and fees could be modified to reduce the amounts available to our holding company. Assuming these management agreements are not modified in a material respect, we believe that these management agreements will provide us with funds sufficient to meet our anticipated needs (including debt service) for at least the next twelve months.

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

      Each of these credit facilities mature on April 30, 2003. As of September 30, 2002, the principal amount outstanding under these credit facilities was approximately $30.0 million. Effective as of March 30, 2002, each of these credit agreements were amended to restructure the financial covenants contained therein. The amended covenants require us to maintain certain minimum (i) consolidated net income, (ii) consolidated debt to capital ratios, (iii) credit ratings, (iv) GAAP net worth, (v) interest coverage ratio and (vi) risk based capital. As of September 30, 2002, we were in compliance with all of these covenants.

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

      On a consolidated basis, net cash provided by (used in) operations for the quarter ended September 30, 2002 and 2001, was $73.6 million and $(34.5) million, respectively as our increased written premium generated a significant amount of operating cash flow. Net cash (used in) provided by investing activities was $(48.3) million and $2.6 million for the quarter ended September 30, 2002 and 2001, respectively as we invested excess cash generated from operations in our investment portfolio. Net cash (used in) provided by financing activities was $(16.1) million and $51.9 million for the quarter ending September 30, 2002 and 2001.

New Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 address financial accounting and reporting for business combinations. The standard eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations and requires that all intangible assets be accounted for separately from goodwill. Vesta has applied the requirements of SFAS No. 141 to all acquisitions after July 1, 2001, as required, and will account for future acquisitions in accordance with the new guidance.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

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

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and was written to provide a single model for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Vesta adopted SFAS No. 144 effective January 1, 2002. Such adoption resulted in no material impact on Vesta's financial position, results of operations or cash flows.

      In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principals Board Opinion 30, will now be used to classify those gains and losses. SFAS 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. SFAS 44 and the amended sections of SFAS 13 are not applicable to Vesta and therefore have no effect on Vesta's financial statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early application encouraged. Vesta adopted SFAS 145 on July 1, 2002. In connection with this adoption, we reclassed gains on the extinguishment of debt from extraordinary gain on debt extinguishment to other expense. These reclasses decreased other expense by $3.0 million and $4.4 million for the three and nine month periods ending September 30, 2002.

      On July 31, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The adoption of this statement is not expected to have a material impact on Vesta's consolidated financial position or consolidated results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     None.

Item 4. Controls and Procedures

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information concerning Vesta and its consolidated subsidiaries required to be included in our periodic SEC reports.

     In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II

Item 1. Legal Proceedings

Securities Litigation

      On October 26, 2001, Vesta executed a definitive agreement to settle the securities litigation that had been pending since June 1998 against Vesta and certain current and former officers and directors. On December 10, 2001, the Court approved settlement of the consolidated class action securities litigation in U.S. District Court in Alabama as to Vesta and its officers and directors for a total of $61 million in cash. A related derivative action lawsuit in the Circuit Court of Jefferson County, Alabama was also dismissed with prejudice. Vesta funded $21.0 million towards the settlement and the Company's excess directors and officers liability carriers funded the remaining $40.0 million. Vesta used its line of credit to finance its portion of the settlement and recorded a pre-tax one-time charge of approximately $30 million against earnings to cover Vesta's contribution to the settlement and other expenses incurred. However, in the fourth quarter of 2001, the company reduced the charge by $5 million as a result of recording amounts due the company from various insurance carriers under its D&O coverage. This amount was paid to Vesta in the third quarter of 2002.

     Vesta determined to participate in the funding of the settlement and to take the related one-time charge against earnings as a result of the Cincinnati Insurance Company's attempted rescission of their $25 million directors and officers liability policy and denial of coverage. Vesta has sued Cincinnati in Alabama state court alleging that its actions were taken in bad faith and is vigorously pursuing that claim. The Cincinnati case is currently scheduled for trial in February, 2003.

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

Arbitration

      As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $33.9 million at September 30, 2002. Additionally, we have previously collected approximately $48.5 million from the drawdown of collateral on hand.

      NRMA Insurance Ltd. ("NRMA"), one of the participants in the 20% whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We also filed for arbitration against Alfa Mutual Insurance Company and Dorinco Reinsurance Company, the other two participants on the treaty. All those arbitrations are in the discovery stages. Additionally, Alfa filed a Motion for Declaratory Judgment asking the arbitration panel to order that there is no enforceable agreement between Alfa and Vesta or alternatively, that there is no coverage for developmental losses under the treaty. After a hearing in June, 2002, the arbitration panel denied Alfa's motion. The hearing on the merits of the arbitration is scheduled for May, 2003. The panel in the NRMA arbitration issued an order to bifurcate the arbitration, and scheduled a hearing for the week of October 28, 2002 to decide the issue of coverage for developmental losses under the treaty. On September 6, 2002 the panel notified the parties that it would make such determination on this specific issue on the papers and filings submitted by the parties without the necessity of a live hearing. The Company was recently notified by the panel that it has ruled that the treaty does not apply to loss occurrences prior to July 1, 1997. As a result, Vesta recorded a $23.6 million pre-tax non-operating charge as a revision of our estimated reinsurance recoverable in the third quarter. This ruling does not set a binding precedent regarding the Company's other arbitrations and accordingly we have not recorded any change in our estimate of our recoverable from the other treaty participants as a result of this ruling. The hearing on the remaining issues in the NRMA arbitration will be conducted in 2003. The hearing in the Dorinco arbitration is presently scheduled for December, 2003. While management continues to believe its interpretation of the treaty's terms and computations based thereon are correct, these matters are in arbitration and their ultimate outcome cannot be determined at this time.

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

      During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risk from Vesta. F&G Re sought to cancel the treaties and avoid its obligation. Vesta had recorded a reinsurance recoverable of $30.0 million at March 31, 2002 related to these two treaties. The hearing in this arbitration began on February 11, 2002. The hearing was adjourned on February 15, 2002 and resumed on June 11, 2002, and the panel awarded Vesta $15 million, plus interest of $1.44 million. Accordingly, the Company recorded a pre-tax charge of approximately $13.6 million in the 2nd quarter of 2002 as discontinued operations. The charge related to this award was recorded in our Assumed Reinsurance segment, which is reflected herein as a discontinued operation, consistent with the manner in which premiums and losses under these contracts were originally recorded.

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

      Vesta Fire owns approximately 72% of the voting securities of American Founders, and Ken Phillips and Wayne Schreck (the "Minority Shareholders") collectively own approximately 28% of voting securities of American Founders. Vesta Fire, on the one hand, and the Minority Shareholders, on the other hand, are parties to an Investor Rights Agreement (the "IRA") which provides, among other things, that the Minority Shareholders may deliver an "offer notice" offering to sell their securities in American Founders to Vesta Fire and, if Vesta Fire declines to accept the offer, the Minority Shareholders may then sell the offered securities to a third party or, in the alternative, purchase Vesta Fire's securities on "substantially equivalent terms." The Minority Shareholders have delivered an offer notice to Vesta Fire which fails to provide one fixed price for American Founders securities that is applicable to both Vesta Fire and the Minority Shareholders, and further purports to require significant extraneous payments to the Minority Shareholders under their employment contracts to which they are not otherwise entitled and which are unrelated to the value of their American Founders securities. On September 4, 2002, Vesta Fire filed a Petition and Application for Temporary Injunction in District Court for Collin County, Texas against the Minority Shareholders seeking to void or, in the alternative, reform the offensive terms of their "Offer Notice." On October 15, 2002, the court granted a temporary injunction enjoining the Minority Shareholders from selling their securities to a third party or demanding the purchase of Vesta Fire's securities in American Founders, and set the matter for trial on February 17, 2003.

      The Minority Shareholders filed an answer, cross-claim against American Founders and counterclaim against Vesta Fire on November 4, 2002. The cross-claim against American Founders alleges breach of the Minority Shareholders' employment contracts. The counter claim against Vesta Fire alleges negligent misrepresentation and fraud in connection with Vesta Fire's initial investment of $25 million in American Founders on June 30, 2000. The Minority Shareholders seek unspecified damages and rescission of Vesta's investment in American Founders. In the opinion of management, the Minority Shareholders' claims against both American Founders and Vesta Fire are without merit and will not have any material adverse effect on either American Founders or Vesta Fire.

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

None.

Item 5. Other information

None.

Item 6. Exhibits and Reports on Form 8-K

a)   EXHIBITS

99.1   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)   Reports on Form 8-K.

      Current reports were filed on Form 8-K on July 19, 2002 and August 9, 2002 in connection with press releases.

     A current report was filed on Form 8-K on August 14, 2002 in connection with the CEO and CFO second quarter financial certifications.

Signatures

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                        Vesta Insurance Group, Inc.

Date: November 14, 2002

                                                                                                                             /s/     Hopson B. Nance

                                                                                                                                     By: Hopson B. Nance
                                                                                                                             Vice President, Controller and Interim Chief Financial Officer
                                                                                                                            (and in his capacity as Principal Financial Officer)

CERTIFICATIONS

I, Norman W. Gayle, III, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Vesta Insurance Group, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                                                                                             /s/     Norman W. Gayle

                                                                                                                                    Norman W. Gayle, III
                                                                                                                             President and Chief Executive Officer
                                                                                                                            (Principal Executive Officer)

I, Hopson B. Nance, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Vesta Insurance Group, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                                                                                             /s/     Hopson B. Nance

                                                                                                                                    Hopson B. Nance
                                                                                                                             Vice President, Controller and Interim Chief Financial Officer
                                                                                                                            (Principal Financial Officer)