Form 10-K
period 2002-12-31
VESTA INSURANCE GROUP INC
filed 2003-03-31
CIK 911576

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission file number 1-12338

VESTA INSURANCE GROUP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	63-1097283 (I.R.S. EMPLOYER IDENTIFICATION NO.)

3760 River Run Drive, Birmingham, AL (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	35243 (ZIP CODE)

Registrant’s telephone number, including area code:
(205) 970-7000

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS Common Stock, $.01 Par Value	CUSIP NUMBER: 925391104	NAME OF EACH EXCHANGE ON WHICH REGISTERED Common Stock, $.01 Par Value

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

YES ☒ NO ☐

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (§229,405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED BY EXCHANGE ACT RULE 12b2) YES ☒ NO ☐

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2002: $155,977,298

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT’S COMMON STOCK, AS OF
MARCH 20, 2003 is 35,678,060

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE VESTA INSURANCE GROUP, INC. PROXY STATEMENT FOR ITS 2003 ANNUAL MEETING OF STOCKHOLDERS
ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

Special Note Regarding Forward-Looking Statements

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning Vesta or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to reinsurance recoverable, financial strength ratings, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in Vesta’s filings with the Securities and Exchange Commission, including exhibit 99.1 to this Report on Form 10-K. If any of these assumptions or opinions proves incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

PART I

Item 1. Business

Business Overview

As used in this Annual Report, unless the context otherwise requires, the terms “Vesta,” “we,” and “our” refer to Vesta Insurance Group, Inc., a Delaware corporation, and its subsidiaries, collectively.

Vesta is a holding company whose principal assets are investments in the capital stock of a group of insurance companies that constitute the Vesta Insurance Group. Vesta was incorporated in Delaware on July 9, 1993 as the holding company for the property and casualty insurance subsidiaries of Torchmark Corporation. In November 1993, we completed an initial public offering of our common stock, with Torchmark retaining 25% of our shares. Torchmark divested its holdings of our shares in June 2000. Vesta’s common shares are traded on the New York Stock Exchange under the symbol “VTA”.

We conduct business in three areas of the personal insurance industry: (1) standard property and casualty; (2) non-standard automobile; and (3) life. We formerly participated in the commercial and reinsurance markets, but exited these business lines to pursue a strategy of diversification into various segments of the personal insurance markets. Today, our business activities are limited exclusively to various lines of personal risk insurance. The largest portion of our business is conducted through Vesta Fire Insurance Corporation, a wholly-owned subsidiary domesticated in Illinois. In 2002, Vesta’s consolidated revenue was approximately $634 million.

We report financial information according to five business segments: (1) standard property-casualty insurance; (2) nonstandard agency; (3) nonstandard underwriting; (4) life insurance; and (5) corporate and other. Since 1999, we have discontinued a number of business lines, including our recent exit of the health insurance and consulting lines in the fourth quarter of 2002. In our financial statements, we have segregated the reporting for these discontinued operations. For information concerning discontinued operations, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 28 of this report and Note R to our financial statements on page 80 of this report.

Based upon revenue generated in 2002, our largest business segment is the standard property-casualty segment, where we underwrite or sell personal automobile and residential property insurance through approximately 2,475 independent insurance sales agencies. In 2002, the standard property-casualty segment generated approximately $332 million of revenue, or approximately 52% of consolidated revenue.

In the nonstandard auto business, which targets products to higher-risk individuals, we operate as both an agency and a nonstandard underwriting insurer. In our nonstandard agency segment, our revenue consists of commissions and fees. In the nonstandard underwriting segment, our revenue consists of risk-bearing premiums. Since entering the nonstandard auto business late in 2000, our revenue in each of these segments has grown significantly. In 2002, our agency segment generated approximately $151 million of commission and fee-based revenue, or approximately 13% of consolidated revenue. In 2002, our nonstandard underwriting segment generated approximately $178 million of revenue, or approximately 28% of consolidated revenue.

With respect to both standard and nonstandard property-casualty insurance, key measures of performance are the combined and surplus leverage ratios. The combined ratio reflects the total expenses associated with property and casualty underwriting operations (including loss costs, loss adjustment expenses and other unallocated operating expenses) as a percentage of total earned premium and policy fees during the same period. The surplus leverage ratio reflects the underwriting operations’ net written premiums relative to statutory surplus at the end of the period. The following table sets forth, for the years indicated, the combined and surplus leverage ratios for our property-casualty business lines:

Selected Operational Ratios for Property-Casualty Business

	2002		2001		2000

Standard property-casualty combined ratio	102.2%		99.6%		94.8%

Non-standard underwriting combined ratio	97.0%		102.9%		82.4%

Net premiums written to statutory surplus ratio	2.70	x	1.17	x	.76	x

In our life insurance segment, we acquire and administer traditional life insurance products, universal life products, fixed rate annuities, pension contracts and other products. In 2002, our life insurance segment generated revenue of approximately $52 million, or approximately 8% of consolidated revenue, excluding realized gains and losses. Realized losses in 2002 include the write-off of approximately $27 million of collateral loans. As more fully described elsewhere in this document, the write-off of the collateral loans significantly reduced the statutory surplus of our life insurance subsidiary. We are actively evaluating capital alternatives for this subsidiary which (1) may enable us to continue the current growth-by-acquisition strategy for our life insurance segment; or (2) may result in our divesting our life insurance operations. For more discussion, please refer to “Business Segments – Life Insurance” on page 5 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Life insurance segment” on page 28 of this report and Note E to our financial statements on page 60 of this report.

Our corporate and other business segment is primarily comprised of (1) net investment income related to our property-casualty operations; (2) interest expense; (3) financial results for activities not included in the other segments; and (4) unallocated overhead expenses.

A more detailed discussion of each of our business segments is included later in this report.

As a holding company for 13 insurance subsidiaries, we hold certificates of authority to write various types of personal insurance in all 50 states and the District of Columbia. All of our insurance companies are subject to regulation by governmental agencies in the states in which we conduct business. For more information, please refer to “Regulation” on page 19 of this report.

Each of the insurers we manage has been assigned a rating by the A.M. Best Company. For more information, please refer to “A.M. Best” on page 20 of this report.

Vesta maintains a website, www.vesta.com, and copies of our press releases and certain filings with the Securities and Exchange Commission are available free of charge on the investor relations section of our website, http://www.vesta.com/vta/ir vta.htm. In addition, we provide – at no charge – electronic or paper copies of our Form 10-K, Forms 10-Q and proxy statement.

Business Strategy and Recent Developments

In recent years, the domestic insurance industry has been impacted by economic distress in the U.S. economy, a general decline in interest rates, capital losses following the September 11, 2001 tragedy, the adverse impact of scandals involving major U.S. corporations and the financial collapse of numerous companies. Insurance companies have responded to these challenging issues in a number of ways, including raising premium rates, discontinuing coverage in certain lines of business and terminating business activities within various states. Although these factors have created voids in various sectors of the general insurance markets, the environment of rapid industry transformation has created opportunities for financially viable insurance companies to provide underwriting and other services in various niche markets.

Since 1998, Vesta has faced a number of challenges. In addition to the above-mentioned factors, we have been challenged by changes in key management, modifications to the financial strength ratings of various subsidiaries and extensive litigation and arbitration primarily related to actions of prior management. During this same time, we have pursued a strategy to reduce our dependence on the standard property-casualty business and participate in profitable opportunities in other industry segments. We have also endeavored to streamline operations and divest business lines that were less profitable or did not complement our strategy.

Since 1998, we have been involved in litigation and arbitration with various parties related to a restatement of our financial results for 1997 and prior periods. Many of these matters have now been resolved, and we believe the material remaining issues can be resolved in 2003. We believe that resolution of these matters will conclude a difficult period in Vesta’s history and will enable management to focus on improving long-term profitability and capital. For more information, please refer to “Item 3, Legal Proceedings” beginning on page 22 of this report and Note G to our financial statements on page 63 of this report.

While we have experienced significant and profitable growth in various personal lines business since 2000, we have also experienced significant declines in our property and casualty subsidiaries’ statutory capital and surplus during the same period. These declines in capital and surplus are primarily attributable to lower than expected arbitration awards and changes in estimates of disputed reinsurance recoverable balances, reserve strengthening in our discontinued commercial and assumed reinsurance segments and increased policy acquisitions costs associated with significant premium growth. This decline in statutory surplus coupled with our significant growth in premium written is the primary reason that A.M. Best Company recently adjusted the financial strength ratings of our property and casualty insurance subsidiaries from B+ (Very Good) to B (Fair). In an effort to strengthen our statutory capital position, we have undertaken an evaluation of a possible sale or divestiture of a portion of our property and casualty business. For further information concerning our ratings, please refer to the discussion of “A.M. Best Ratings” on page 20 of this report.

Management is committed to strengthening Vesta’s consolidated long-term profitability and capital while maximizing shareholder value, which could involve a sale or divestiture of portions of our property and casualty business. We plan to pursue opportunities and implement measures that we believe will (1) improve the viability of our capital structure; (2) reduce the demand on our capital; and (3) provide the best operating platform to achieve our long-term financial goals. We have also recently realigned and restructured our management group, appointed a new chairman of the Board of Directors and added two independent outside directors with extensive insurance industry expertise. We believe these changes will provide the leadership and management stability necessary to accomplish our goals.

Business Segments

We report financial and other information according to five business segments: (1) standard property-casualty; (2) non-standard agency; (3) nonstandard underwriting; (4) life insurance; and (5) corporate and other. All information included in this section should be read in conjunction with “Management’s Discussion and Analysis Financial Condition and Results of Operations” and related notes to the financial statements as presented elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2002.

Standard Property-Casualty Insurance Segment

Based upon revenue generated in 2002, our largest segment is the standard property-casualty segment. In this segment, we underwrite or sell standard residential property, automobile and miscellaneous insurance products to targeted markets. Our standard property-casualty products are offered through a network of 2,475 independent insurance agencies located across the U.S.

The following table presents the source of gross premium written in our standard property-casualty segment.

Standard Property—Casualty Insurance Segment
Gross Written Premium
Year Ended December 31

	2002		2001		2000

	(in thousands, except percentages)
Residential Property	$372,518	83%	$181,859	63%	$124,888	56%
Personal Auto	76,449	17%	104,667	37%	98,449	44%

Total	$448,967	100%	$286,526	100%	$223,337	100%

Our standard property-casualty segment can be separated into two categories: (1) underwriting only residential property insurance in capacity constrained states; and (2) underwriting residential property and automobile insurance in states where we can profitably offer both products through independent agents.

In 2001 and 2002, our growth in residential property underwriting has primarily occurred in catastrophe-exposed states with capacity constraints that offer high margin potential. As a result, we have focused on increasing our presence in Florida, Texas, Hawaii, South Carolina, New Jersey and Massachusetts.

With the acquisition in 2001 of Florida Select Insurance Holdings, Inc. (“Florida Select”)(see discussion below), we acquired not only a historically profitable book of business in Florida, but also an experienced management team to conduct business in catastrophe-exposed areas. This management team is now responsible for our entire residential property line of business. Our strategy in these catastrophe-exposed states is to optimize our portfolio of business through the integration of catastrophe risk management and underwriting.

Our residential property management team utilizes a rigorous practice of continuously modeling our portfolio to maintain a geographically dispersed book of business. Using multiple catastrophe models, we strive to minimize our probable maximum loss from any one catastrophe event. When a geographic region gets out of balance from the production of new or renewal business, we seek to redistribute the risk by stopping production in over concentrated zip codes.

In states that do not have capacity constraints, we strive to build effective relationships with our independent agencies. The target market for this line of business are families (1) with multiple insurance policies; (2) who own more than one automobile; and (3) who live in a home valued between $100,000 and $250,000. Our focus for these activities is in Pennsylvania, West Virginia, Tennessee, Rhode Island, Hawaii, Connecticut and Alabama.

Residential property

Through various subsidiaries, Vesta provides residential property insurance that we generally categorize into four books of business:

•         Residential property located in Florida and Texas

•         Residential property located in Hawaii

•         Residential property located in the Northeast region of the U.S.

•         Residential property located in the Midwest and Mid-Atlantic regions of the U.S.

Florida and Texas business – In 2001, we acquired Florida Select, a historically profitable insurance provider located in Florida. Florida Select’s customer base was comprised primarily of former customers of the Florida Residential Property and Casualty Joint Underwriting Association (“JUA”), a state-sponsored insurer created by the Florida Legislature following Hurricane Andrew in 1992. Florida Select was established in response to an incentive program designed to encourage private carriers to assume policies from the JUA. Florida Select was one of the first companies to assume policies from the JUA and has operated profitably since its inception. Florida Select generates new business through a wholly-owned subsidiary, Florida Select Insurance Agency, Inc.

The Florida Select management team is also responsible for our residential property business in Texas, which is written by our subsidiary, Texas Select Lloyds Insurance Company. Since the second half of 2001, we have substantially increased our volume of insurance premiums written in Texas. The primary reason for the increase was the decision by several major insurance providers to discontinue providing new coverage in Texas because of potential exposure to claims associated with mold damage. Concurrent with Vesta’s entry into the market, a dramatic decrease in the number of providers in Texas created opportunity for us to gain new homeowners’ customers. We believe that our lack of historical business is a competitive advantage in Texas, as we have avoided current exposure to mold problems resulting from old claims. Our policies contain a mold endorsement, which limits our mold exposure only to sudden and accidental water losses that occur during the term of our policy. In 2002, we wrote approximately $186 million in net annual written premiums in Florida and Texas, compared with $53 million for the nine months we reported results for Florida Select in 2001.

In developing new homeowners’ business, we have taken measures to minimize exposure to mold claims. We implemented procedures which limit our exposure to mold claims on all new and renewal policies written in Texas unless policyholders purchase additional coverage. Effective December 1, 2002, we entered into a 50% quota share reinsurance agreement covering our residential property risks in Texas in order to reduce our overall risk with respect to this rapidly expanding portion of our business.

Hawaii business – We provide residential property-casualty insurance in Hawaii principally through The Hawaiian Insurance & Guaranty Company, Ltd., a wholly-owned subsidiary. In Hawaii, we target our products to owners of higher-value residential property. Until 2000, we primarily insured dwellings against fire and other catastrophic loss. However, in 2000, the state-sponsored insurance pool that had previously provided insurance coverage for wind and hurricane loss was disbanded and we subsequently increased the scope of our products and markets to include wind and hurricane loss. In 2002, we wrote approximately $15 million in annual residential property net written premiums in Hawaii.

Northeast U.S. business – In 1998, we acquired the Property Plus book of personal lines insurance from CIGNA, which primarily insures mid-to-high value residential property in the Northeast U.S. This book of business primarily insures older homes in densely populated areas. Our spread of geographic risk reflects the location of our agency force, and has resulted in a concentration of business on Long Island, New York and in the Nantuckett-Martha’s Vineyard area of Massachusetts. In 2002, we wrote approximately $48 million in annual residential property net written premium in the Northeast U.S.

Our standard residential property lines in Florida, Texas, Hawaii and the Northeast U.S. are exposed in catastrophic-prone locales. We have mitigated our risk of exposure to wind and hurricane losses by purchasing reinsurance coverage from both the traditional reinsurance markets and the capital markets. For more information, please refer to the below discussion of various reinsurance programs, “Reinsurance” on page 18 of this report and Note I to our financial statements on page 67 of this report.

Midwest and Mid-Atlantic business – We provide homeowners insurance in the Midwest and Mid-Atlantic regions of the U.S. principally through Shelby Insurance Companies, a group of wholly-owned subsidiaries we acquired in 1997. We primarily target homeowners of dwellings valued from $100,000 to $250,000. In this market we are minimally exposed to potential hurricane loss. In 2002, we wrote approximately $25 million in annual residential property net written premiums in the Midwest and Mid-Atlantic regions.

Standard personal automobile

The majority of our standard auto business is underwritten by The Shelby Insurance Company and affiliates and is sold to individuals in Pennsylvania, West Virginia, Tennessee, Rhode Island, Connecticut and Alabama. We also provide standard auto insurance in Hawaii through our local subsidiary. The target market for our standard personal auto line insurance products are drivers who are older than thirty-five years of age with above-average driving records. We underwrite standard auto policies with liability limits up to $500,000 and with personal umbrella liability coverage available up to $5 million. Most of our personal umbrella liability coverage is written with limits of $1 million to $2 million.

In early 2002, we elected to discontinue writing new business and renewing polices in seven states where we were not generating sustained profits: Arizona, Georgia, Florida, Missouri, North Carolina, Ohio and Virginia. We have adopted a regional strategy designed to focus on seven key states we believe have the best potential for sustainable profitability and growth.

Underwriting.   The target market for our underwriting activities in the standard property-casualty segment are families (1) with multiple insurance policies; (2) who own more than one automobile; and (3) who live in a home valued between $100,000 and $250,000. Our underwriters utilize standard industry computer and analytical software to assist in evaluating and selecting risks and to determine the appropriate levels of insurance to retain.

Our underwriting staff also provides support to our network of independent insurance agents. We require that independent insurance agents who sell our products and services adhere to our underwriting philosophy, discipline and objectives in developing and maintaining business.

Reinsurance – exposure to catastrophic events.   In the standard property-casualty segment, our greatest risk of loss is associated with property damage caused by catastrophic events such as hurricanes and tropical storms affecting Florida, Texas, Hawaii and the Northeast US These risks are seasonal, with the greatest risk existing generally between June and November of any given calendar year. Our exposure to loss from other catastrophic events, such as tornadoes and earthquakes is not as significant because we do not insure significant levels of property in areas traditionally affected by these types of events. Although we endeavor to reinsure a significant portion of our risk for potential catastrophic losses, there can be no assurances that losses will be maintained within the coverage limits of any reinsurance programs to which we are a party.

Our current catastrophe excess of loss reinsurance program, which covers the period July 1, 2002 to June 30, 2003, provides a maximum of $161.3 million of reinsurance for Hawaii risks and $91.3 million for nationwide risks (excluding Florida) in excess of our retention of $12.5 million. In Florida, our current program provides $170.4 million of reinsurance in excess of our retention of $12.5 million of risk. Included in the reinsurance protection for Florida is an estimated $87.9 million of coverage in excess of $28.8 million of losses, with a 10% co-insurance requirement, from The Florida Hurricane Catastrophe Fund (FHCF). This catastrophe excess of loss reinsurance program, combined with other inuring reinsurance contracts, provides reinsurance coverage sufficient to cover the probable maximum loss, or “PML,” from a 1-in-100 year weather event based on estimates of probable losses provided by Risk Management Solutions, Inc.’s RiskLink v4.2 sp1 run with demand surge, excluding storm surge. The combined PML for a 1-in-100 year event for all regions and all perils at December 31, 2002 for the group was $257.0 million.

Reinsurance – quota share contracts.   From time to time, our property-casualty companies may obtain quota share reinsurance. A quota share reinsurance treaty is a reinsurance contract that provides protection on a proportional basis. Unlike a conventional “excess of loss” reinsurance contract, where reinsurers provide coverage for certain losses in excess of specified limits, under a quota share arrangement a reinsurer shares losses and certain allocated expenses in the same percentage as it shares in premiums.

Effective December 1, 2002, we entered into a 50% quota share reinsurance agreement covering residential property business written in Texas. Consequently, the reinsurers will share 50% of Texas Select’s premiums and losses. Catastrophe protection provided by the Texas quota share is limited to 50% of an occurrence limit not to exceed $400 million.

Reinsurance – per risk coverage.   We also maintain property “per risk” reinsurance coverage through excess of loss of reinsurance agreements, which provide coverage above a stated amount of loss on individual risks. We utilize excess of loss arrangements primarily to provide reinsurance in Florida, Texas, Hawaii and the Northeast U.S. In our property reinsurance program, our retention is $1,000,000 per loss. In our casualty excess of loss reinsurance program, our retention is $500,000 per loss occurrence.

Marketing.   Our standard property-casualty products are distributed through a network of 2,475 independent insurance agencies located in 24 states across the U.S. Key elements of our marketing strategy are developing and maintaining relationships with select independent agents located in rural or suburban areas. We believe the products we offer in the standard property-casualty lines meet the needs of a wide range of customers who are served by local independent agents. These independent agents typically maintain close relationships with their customers and usually experience a high rate of retention, which reduces our overall policy acquisition costs.

We have established compensation programs to enable independent agents to earn above-average industry pay when new policies are written through our companies, and we support the agency force through advertising and promotions designed to create a high level of awareness of the local agent and our companies. We also provide the independent agents with business-to-business technology support in order to increase productivity and reduce operating expenses.

Independent insurance agents are required to comply with strict guidelines established by Vesta and have predetermined and limited authority to bind insurance coverage on our affiliated companies. Our underwriting staff reviews all coverage implemented by the independent agents and has discretion to modify or override decisions by the agency force. Because of (1) the broad base of our independent agency force; (2) the contractual limitations on the agents’ authority to bind coverage; and (3) our disciplined underwriting review process, we believe the activities and strategy with respect to our independent agency force does not present any material risks to our overall operations.

The following table presents, for the year ending December 31, 2002, the principal geographic distribution of our gross premiums written in the standard property-casualty business for the ten states that generated the largest gross premiums.

Residential Property Year Ended December 31, 2002 Gross Written Premium (in thousands)		Standard Auto Year Ended December 31, 2002 Gross Written Premium (in thousands)

Texas (1)	$187,538	Pennsylvania	$21,132
Florida	65,612	West Virginia	18,086
Hawaii	20,332	Ohio	5,218
Pennsylvania	13,195	Tennessee	4,161
New York	11,472	North Carolina	4,124
New Jersey	10,415	Illinois	3,918
South Carolina	8,113	Hawaii	3,481
North Carolina	7,596	Rhode Island	3,560
Massachusetts	6,128	Connecticut	2,951
Alabama	5,936	Virginia	2,696
Other	36,181	Other	7,122

Total	$372,518	Total	$76,449

(1) Texas gross written premiums are subject to a 50% quota share reinsurance contract effective December 1, 2002.

Claims. Claims costs represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders. Claims costs include expenses required to settle all claims and losses and loss estimates for future assignments and assessments.

With the exception of policies written in Texas and Florida, claims on policies written in the Northeast, Midwest and Mid-Atlantic regions are managed by a centralized claims department. When a notice of loss is received, our claims department personnel open a claim file and establish a corresponding reserve based upon standard industry specified criteria. Claims are reviewed and payments generated by employees of Vesta, with the exception of claims related to specific products adjusted by a managing general agency (“MGA”). With respect to MGA claims, our employees periodically conduct audits to insure compliance with Vesta’s policies and procedures.

We employ a centralized litigation staff to monitor all claims-related litigation. Our philosophy and practices are designed to emphasize prompt, fair and equitable settlement of meritorious claims. Our litigation staff also is responsible for insuring the adequacy of claim reserves and controlling claim adjustments and legal expenses.

Claims administration for polices written in Florida and Texas are outsourced to a third party administrator. The claims administration contract was in effect at the time of our acquisition of Florida Select, and we amended the contract in 2001 to include claims made on our policies written in Texas. We believe the third party providing these claims administration services is well-staffed and equipped with current technology to provide cost efficient and reliable claims administration for our Florida and Texas policies.

Systems. With the exception of policies written in Texas and Florida, policy issuance, billing, customer service and other facets of administration, are provided through a centralized policy management information system. In recent years, we have upgraded the core infrastructure and expanded the scope of this policy management information system. Administration for policies written in Florida and Texas is outsourced to a third party administrator.

We place a priority on e-commerce and have intensified resources in recent years to exploit internet-based technology. To assist the marketing and servicing capabilities of our independent agency force, we maintain internet-based programs to provide agents with the ability to quote, enter new business, perform endorsements and perform inquiries on policies, billing and claims. We have also established a network for exchange of intra-company information that provides independent agents with ready and convenient access to product, policy and claims information. We endeavor to utilize state-of-the-art electronic technology to allow the agency force to securely conduct transactions, access information and communicate with our insurance subsidiaries.

Non-standard agency segment

Our agency segment does not engage in underwriting activities. Rather, the primary focus of our agency segment is the distribution of non-standard auto insurance products for various insurers, including our affiliated insurers, in exchange for commissions and fees.

Our non-standard agency segment includes wholesalers and retailers. A wholesaler, also known as a managing general agency or MGA, generally provides marketing, policy issuance, underwriting, policy billings, claims management and other client services on behalf of various insurers. MGA’s utilize independent or captive retail agencies to generate customers and new business. Typically, a retail agency acquires its customers through advertisement and provides points of sale/service through convenient and sometimes extensive branch store locations. A fully integrated agency operation includes a common wholesaler with the technology and resources necessary to support an expanding and constantly changing retail branch network.

Our non-standard agencies primarily target (1) individuals specifically required by law to purchase auto insurance; (2) individuals with accidents or violations on their driving records; (3) new drivers; and (4) drivers of high-performance vehicles. Typically, non-standard auto insurance customers are considered higher-risk than standard customers, and premiums for non-standard insurance are generally more expensive. From time to time, our agency operations sell insurance policies that are underwritten by our affiliated companies. In such cases, only fees and commissions earned in connection with selling the products are reflected in financial results for the agency segment. Income earned from underwriting such policies is reported in the results for our non-standard underwriting segment. For more information, please refer to “Non-standard underwriting segment” discussion beginning on page 11 of this report.

Structurally, all of our agency operations are conducted through Instant Insurance Holdings, Inc., a Delaware business corporation. Vesta entered the agency business in 2000 with the purchase of 52% of the stock of Instant Insurance. In December 2001, we increased our majority ownership in Instant to approximately 92%, and during 2002, we continued to acquire additional ownership in Instant through purchases of shares from third party stockholders and additional investment in Instant Insurance. As of December 31, 2002, Vesta and its affiliates owned approximately 98% of the issued and outstanding capital stock of Instant Insurance.

Since our initial investment in December 2000, Instant Insurance has acquired several wholesalers and retailers of non-standard automobile insurance products. The agencies that we acquire typically have well established name identity in the geographic areas in which they operate, and we typically continue to operate these acquired agencies under their existing brand names.

The following is a summary of our retail and wholesale agencies:

Spacecoast Agencies	Wholesale operations located primarily in Florida

A-Affordable	Fully integrated MGA with a captive retail agency network operating in Texas

American Agencies	Wholesale operations in Texas, Nevada and New Mexico

InsureOne	Wholesale and retail operations in Missouri, Indiana, Illinois, Wisconsin and Iowa

Driver’s Choice	Retail agency and MGA with operations in South Carolina

The following chart identifies the approximate volume of gross premium produced by each of these agencies, in descending order of magnitude (in thousands):

Agency	2002 Gross Premium Produced (1)

InsureOne	$158,300

American Agencies	83,000

A-Affordable	44,800

SpaceCoast	27,200

Driver’s Choice	5,000

TOTAL	$318,300

(1) The above chart indicates the volume of business, or gross premium written, produced by these agencies for all insurers, including our affiliated insurers. These gross premiums written are presented only to illustrate the volume of premium produced by our agencies. Our agencies’ revenue consists of commissions and fees.

Agency revenue streams are generally more stable than the related underwriting income earned by insurers and reinsurers that assume the underwriting risk on the business produced by our agencies. Typically, a retail agency contract provides a fixed commission or a fixed policy fee on the business it produces. However, a wholesale agency or MGA will collect “profit sharing” commissions in excess of contractually stated minimums, depending upon losses incurred and other factors. Because the losses incurred on the policies are reported in future periods, we estimate the amount of profit sharing commissions we expect to collect when we determine that payment of such commissions is probable. Our estimates of these profit sharing commissions may change as the insurance underwriting experience is ultimately known.

In our retail operations, the major expenses we incur are for labor, advertising and rent. The primary expense of our wholesale operations is commissions to independent agents.

We have focused on integrating the various technological platforms of our retail and wholesale agencies into a common information system and administration platform capable of providing more cost efficient support for all policies distributed through our operations. We plan to continue efforts to centralize key functions of the wholesale operations in order to obtain operational synergies and control costs.

We believe that consolidation of the production and administration for smaller books of business into larger books of business subject to common agency contracts and reinsurance will increase marginal revenue and decrease marginal expenses. We also believe that such consolidation will generate increased revenue from the overlay of improved technological platforms and infrastructure and results in an overall better approach to conducting business. We also believe that the successful integration into common and more efficient systems should facilitate growth in business volumes. Increased business volume, in turn, should enable companies to gain leverage in negotiations for more favorable commissions, profit sharing and reinsurance terms.

Non-standard underwriting segment

Our nonstandard underwriting segment can be separated into two lines of business: (1) underwriting nonstandard auto insurance products sold by our affiliated agency operations and (2) underwriting nonstandard auto insurance sold by unaffiliated agencies. In each of these lines of business, we utilize quota share reinsurance to minimize our exposure to loss. Under a quota share contract, reinsurers share losses and certain allocated expenses in the same percentage as they share in premiums.

Affiliated agency business

The insurance policies sold by our affiliated agencies are typically issued by an unaffiliated insurer (sometimes known as an issuing carrier) that has agreed to issue the policies in exchange for a fee. We retain underwriting risk on these policies by agreeing to reinsure a percentage of the losses and certain allocated expenses on a quota share basis in exchange for a like percentage of the premiums. We typically act as one of several reinsurers that, collectively, reinsure most if not all of the underwriting risk from the issuing carrier.

The net premiums written on policies sold by our affiliated agencies during 2002 were approximately $154 million, or approximately 48% of the $318 million total gross premiums written on policies sold by these affiliated agencies for all insurers during 2002. The remaining underwriting risk on these policies is borne by unaffiliated third party insurers. The following chart illustrates our net written premium on policies sold by our affiliated agencies, as compared to the total gross premium on policies sold by those agencies for all carriers, and the approximate combined ratio reflecting the underwriting results of that net premium written by Vesta (in thousands):

Agency	2002 Gross Premium Produced	2002 Net Written Premium by Vesta	Combined Ratio for Vesta

InsureOne	$158,300	$125,200	97.3%
American Agencies	83,000	10,900	88.8%
A-Affordable	44,800	6,000	90.7%
SpaceCoast	27,200	8,200	92.7%
Driver’s Choice	5,000	3,500	79.0%

TOTAL	$318,300	$153,800	96.8	%(1)

(1) Reflects weighted average.

As illustrated by the above chart, the largest component of our net premiums written on policies sold by our affiliated agencies were approximately $125 million in net premiums written through Insure One, our affiliated agency operation based in Chicago, Illinois. Until December 1, 2002, we bore 100% of the underwriting risk on these policies. Effective December 1, 2002, we ceded 40% of the premiums and losses on these policies to a third party reinsurer pursuant to a quota share reinsurance contract.

Unaffiliated agency business

We also act as an issuing carrier for unaffiliated agencies and reinsurers in exchange for a fee. Although our insurers actually issue these policies, we rely on the unaffiliated agencies to administer the insurance business, including collecting premium, paying claims and expenses and remitting or collecting amounts due from reinsurers. The fees we collect in exchange for issuing these policies is intended to compensate us for the use of our licenses, as well as the risk that the agency will cease to be able to effectively administer the business.

We typically cede most of the premium written in this line of business to unaffiliated reinsurers pursuant to quota share reinsurance contracts and retain relatively low levels of underwriting risk. In 2002, we acted as an issuing carrier for four unaffiliated agencies operating in California, Utah, Georgia and Alabama. The following chart illustrates our total gross premium produced by unaffiliated agencies, the amount ceded to reinsurers and our net written premium in this line of business during 2002 (in thousands):

Location	2002 Gross Premium Written	2002 Net Premium Written by Vesta	Combined Ratio for Vesta (1)

California	$93,400	$12,308	77.1%
Georgia & Alabama	37,200	5,076	76.1%
California	900	140	92.4%
Utah	10,025	10,025	86.2%

	$141,525	$27,549	78.9%

(1)       Reflects total expenses as a percentage of total earned premium, policy fees and issuing carrier, or fronting fees. Also, reflects weighted average.

In the event this business results in underwriting losses, we rely on the reinsurers’ ability and willingness to pay the amounts due. All of the reinsurers to which we have ceded premiums written in this line of business were rated “A–” or better by A.M. Best, and, as of December 31, 2002, we have no reason to believe that any of these reinsurers will be unable or unwilling to pay the amounts reported to them as due. For more information, please refer to “Reinsurance” on page 18 of this report, “Critical accounting policies – reinsurance recoverable on paid and accrued losses” on page 29 of this report and Note I to our financial statements on page 67 of this report.

Life Insurance Segment

We entered the life insurance business in 2000, in an effort to stabilize financial results and reduce our dependence upon the standard property-casualty business lines. Generally, losses in the property-casualty business are more difficult to estimate due to the unpredictability of potential catastrophes such as hurricanes, tornadoes and other weather-related events. Also, because of litigation and other factors, it can take years to ultimately determine property-casualty losses. In contrast, financial results and cash flows associated with the life insurance business are typically less volatile, easier to predict and the ultimate results can be determined sooner.

We provide a variety of life insurance products through American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. In 2000, we initially purchased a 72% interest in American Founders. On February 18, 2003, we purchased the remaining shares held by minority holders and now own 100% of American Founders. Headquartered in Scottsdale, Arizona, American Founders has an efficient and flexible operating platform to administer traditional life products, universal life products, fixed-rate annuities, pension contracts and related products.

American Founders’ growth is driven primarily by acquisition of closed blocks of life insurance products and, to a lesser extent, by marketing and distributing its fixed annuity products. Our life insurance products are sold through third party marketing firms, financial institutions and 700 independent agents located throughout 41 states and the District of Columbia. Approximately 60% of American Founders’ premiums are associated with business activities in Texas, Ohio, California and Indiana. At December 31, 2002, American Founders had in force approximately $2.5 billion in face value of life and annuity products. In addition, American Founders leverages its operating efficiency and flexibility by acting as a third party administrator for other insurance companies. In 2002, our life insurance segment generated approximately $52 million of revenue, excluding approximately $28.2 million in realized losses.

American Founders’ acquisition growth strategy is largely dependent on its ability to obtain regulatory approval of proposed acquisitions and its ability to maintain a secure rating from A.M. Best. Although it has continued to generate overall profitable underwriting results, during 2002 American Founders had approximately $27 million of loans made to borrowers in Mexico which had been non-performing since late in 2001 that were recorded as assets. In November 2002, A.M. Best reduced the financial strength rating for American Founders from “B+” to “B”, based largely on concerns about these loans. While we do not believe this rating adjustment will materially impact the level of existing business in force at American Founders, it indicates a capital adequacy concern that could impact American Founders’ ability to obtain regulatory approval of future acquisitions.

In the period ending December 31, 2002, we determined that these loans were impaired and we wrote off the value of the loans in our financial statements. The write-off of these loans reduced American Founders’ statutory surplus significantly. In an effort to restore American Founders’ surplus to an acceptable level, we increased the reinsurers’ coinsurance participation in certain blocks of America Founders’ business from 35% to 62.5% effective October 1, 2002, and we are actively evaluating other capital alternatives for American Founders that may enable continued growth by acquisition. Consistent with our overall corporate strategy to strengthen our consolidated long-term financial position and capital surplus, if we are unable to restore American Founders’ surplus to a level sufficient to support a continuation of its growth-by-acquisition strategy, we may also consider divesting American Founders. For more discussion, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 28 of this report and Note E to our financial statements on page 60 of this report.

During 2002, we were involved in litigation with the minority shareholders of American Founders concerning our rights and responsibilities under an Investor Rights Agreement. The primary dispute concerned the terms of sale of these minority shareholders’ interest in American Founders. Effective February 18, 2003, we acquired all of these minority shareholders’ interests in American Founders, and all litigation was dismissed with prejudice. We also named a new Chairman and Chief Executive Officer for American Founders who continues to work with existing senior management.

Marketing. Our life insurance products are marketed through third party marketing firms, financial institutions and 700 independent agents located in 41 states and the District of Columbia. Our growth in this segment has been facilitated by our use of an efficient operating and administrating system for servicing policies. We believe our flexible systems have demonstrated the ability to efficiently assimilate and promptly provide administration for newly acquired blocks of policies and results in lower administrative costs.

Claims. Our life insurance subsidiaries have a dedicated staff of claim examiners and customer service representatives to assist policyholders with questions and filing claims and to ensure that policyholders receive the benefits to which they are entitled. Life insurance claims are usually paid promptly, often within a few days. Among other responsibilities, claim examiners verify (1) beneficiaries; (2) that a policy is current and in force; and (3) that all conditions of the policy have been met. Our insurance companies may challenge or deny any claim if we believe policy provisions have been violated.

Reinsurance. In our life insurance business, we utilize reinsurance arrangements as a means of ceding risk to third party reinsurers. American Founders maintains reinsurance agreements for more than $50,000 on policies issued prior to October 24, 1990, and for more than $250,000 on policies issued subsequently. Effective October 1, 2002, we entered into a quota share reinsurance agreement with Employers Re Corporation pursuant to which we increased our ceded reinsurance from 35% to 62.5% of substantially all of our life insurance operations. We increased our ceded reinsurance to replace statutory capital lost as a result of the write off the $27 million of collateral loans held as investments by American Founders. At December 31, 2002, American Founders had statutory capital of approximately $30.6 million compared with $35 million at December 31, 2001.

There can be no assurance regarding the ability of any of our reinsurance providers to meet their future obligations. Also, there can be no assurance that we will collect 100% of the amounts we expect to receive as reimbursement by these providers, as some reinsurers may dispute our calculation of amounts recoverable. In addition, there can be no assurance that our experienced losses will be within the coverage limits of our reinsurance arrangements.

Corporate and other segment

Our corporate and other segment consists primarily of (1) net income earned on investments related to our property-casualty operations; (2) interest expenses associated with all debt; (3) financial results for a small life insurance agency; and (4) overhead expenses not directly associated with any other business segment.

Reserves

In our financial statements, we record and maintain reserves in amounts sufficient to cover the estimated ultimate liability for incurred reported and unreported loss claims for each of our companies. Our reserves are estimates based upon actuarial and statistical projections at a given point in time of what we expect will be the ultimate settlement and administration of claims. The establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that ultimate losses will not materially exceed our estimates. We base our reserve calculations upon (1) facts and circumstances then known; (2) estimates of future trends in claims severity; and (3) other variable factors such as inflation. To the extent established reserves are later proven to be inadequate, we are required to incur a charge to earnings in order to increase such reserves. In such case, the charge to earnings is recognized in the period the reserves are increased. These adjustments could have a material adverse effect on our results of operations and financial condition. For more information, please refer to “Critical accounting policies – loss and loss adjustment expenses” on page 29 of this report and Note F to our financial statements on page 62 of this report.

Reserves are established to insure that adequate funds are available to pay all expected losses. In order to validate that an insurance company’s investments are sufficiently liquid to pay expected losses, the Illinois Department of Insurance (the governing authority for Vesta Fire Insurance Corporation, our primary insurance subsidiary) imposes a “reserve reconciliation test”. Generally, the reserve reconciliation test requires an insurance company to maintain a specified amount of high quality liquid assets. At December 31, 2002, the qualifying assets of Vesta Fire Insurance Corporation exceeded the minimum level required pursuant to this test by approximately $71.7 million. For more information, please refer to “Liquidity and Capital Resources” beginning on page 39 of this report and Note E to our financial statements on page 60 of this report.

Reserves – standard property-casualty segment

With respect to reported claims, we establish reserves in our standard property-casualty segment based upon a case-by-case analysis. Reserve amounts are determined by taking into account the circumstances surrounding each claim and policy provision relating to the type of loss. Reserves are reviewed on a regular basis, and as new data becomes available, the reserves are adjusted appropriately to reflect estimated ultimate losses.

The insurance industry has developed a variety of methods for determining reserves associated with losses that have been incurred but not yet reported (“IBNR”). One common method of actuarial evaluation is the loss development method. This method utilizes the pattern by which losses have been reported over time and assumes that each accident year’s experience will develop in the same pattern as the historical loss development. We also rely upon industry data to provide the basis for reserve analysis on newer lines of business.

Reserves are computed using actuarial principles and procedures applicable to the various lines of business and include assumptions for estimated inflation rates. Reserves are carried in our financial statements at an estimate of the ultimate expected loss for each claim without any discount to reflect the time value of money. Reserve calculations are reviewed by management on a regular and ongoing basis and, as required by state law, we engage an independent actuary to render opinions as to the adequacy of statutory reserves we have established. The actuarial opinions are filed with the various jurisdictions in which we are licensed. Based upon the practices and procedures we employ, management believes that our reserves are adequate as of the valuation date.

The following table provides a reconciliation of beginning and ending property-casualty liability balances (presented in conformance with GAAP) for the periods indicated:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Gross losses and LAE reserves at beginning of year	$280,997	$263,689	$354,709
Reinsurance receivable	(167,281)	(170,050)	(186,559)

Net losses and LAE reserves at beginning of year	113,716	93,639	168,150
Acquisitions	—	22,019	—
Increases (decreases) in provisions for losses and LAE for
Claims incurred:
Current year	334,758	162,984	169,333
Prior years	35,486	34,355	(5,862)
Losses and LAE payments for claims incurred:
Current year	(198,747)	(119,668)	(120,888)
Prior years	(89,032)	(79,613)	(117,094)

Net losses and LAE reserves at end of year	196,181	113,716	93,639
Reinsurance receivable	126,139	167,281	170,050

Gross losses and LAE reserves	$322,320	$280,997	$263,689

The following table presents the reconciliation between statutory basis and GAAP basis reserves for each of the three years ending December 31:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Statutory reserves	$194,828	$156,659	$142,116
Retroactive reinsurance and other amounts	(6,648)	(42,943)	(48,477)
Loss adjustment reserves held by non-statutory subsidiaries	8,001	—	—
Gross-up of amounts netted against reinsurance balances receivable	126,139	167,281	170,050

Reserves on a GAAP basis	$322,320	$280,997	$263,689

The following table presents, on a GAAP basis, the development of reserves for unpaid losses and loss adjustment expense from 1992 through 2002 for our insurance subsidiaries, net of reinsurance recoveries or recoverables. The first line of the table presents liabilities at December 31 for each indicated year. The table reflects the estimated amounts of losses and loss adjustment expense for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to us. The upper portion of the table presents the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table presents the re-estimated amount of the previously recorded liability based upon experience as of the end of each succeeding year. The estimates are revised as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

	Year Ended December 31,

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

	(in thousands)
Liability for unpaid losses and LAE	$21,976	$29,688	$66,648	$118,733	$112,932	$392,461	$298,772	$168,150	$93,639	$113,716	$196,181
Paid (cumulative) as of
One year later	20,517	20,761	51,527	88,377	86,978	197,477	178,883	117,094	79,613	89,032
Two years later	20,272	28,766	65,360	116,388	114,704	253,109	236,301	159,777	116,925
Three years later	20,281	34,776	66,490	125,299	131,342	287,385	264,896	184,479
Four years later	23,272	33,139	72,273	137,081	137,926	297,544	281,589
Five years later	20,994	38,222	81,156	139,485	141,234	290,337
Six years later	22,964	46,298	82,336	142,180	133,046
Seven years later	31,006	47,185	84,953	144,829
Eight years later	31,776	49,801	87,482
Nine years later	33,811	52,239
Ten years later	36,170
Liability reestimated as of End of year	21,976	29,688	66,648	118,733	112,932	392,461	298,772	168,150	93,639	113,716	196,181
One year later	28,530	28,930	61,033	127,790	99,708	391,692	276,605	162,289	127,994	149,202
Two years later	27,914	34,219	66,582	110,437	144,986	353,969	255,915	183,236	157,142
Three years later	26,120	38,940	66,713	118,657	132,761	344,726	275,490	213,163
Four years later	30,435	41,517	76,863	146,090	140,775	346,551	301,672
Five years later	33,845	50,993	88,770	144,256	147,405	353,324
Six years later	40,317	53,330	86,357	152,941	143,395
Seven years later	37,953	51,482	95,278	154,528
Eight years later	35,850	60,230	96,659
Nine years later	44,057	61,281
Ten years later	44,746
Cumulative redundancy/ (deficiency)	(22,770)	(31,593)	(30,011)	(35,795)	(30,463)	39,137	(2,900)	(45,013)	(63,503)	(35,486)

In the early 1980’s, we reinsured a number of casualty risks that, to the extent such liabilities were not excluded from the underlying policies, could result in claims for coverage for asbestos related and other environmental impairment liabilities. Our exposure to a significant loss from an asbestos or environmental claim has been mitigated because our participation in the reinsurance treaties relating to these risks is only at the higher levels and our percentage participation in those layers is relatively low. In addition, we carry reinsurance that would mitigate the effect of any losses under these treaties. Although the possibility exists that we could suffer material loss in the event of a high number of large losses under these treaties, management believes the occurrence of such events is unlikely.

In 2002, Vesta received arbitration rulings related to litigation with USF&G and NRMA. Both companies reinsured Vesta companies, and Vesta fully expected to recover all unpaid liabilities. However, as disclosed during the year, the impact of these cases resulted in adverse development to Vesta of $13.6 million and $23.6 million, respectively. The adjustments affect all prior accident years to some extent, but have significant impact in 1998, 1999, 2000 and 2001. Therefore, the total adverse development recognized in 2002 was $35.5 million for the cumulative prior years. In 2001, the $34.3 million in adverse development related to prior years is primarily due to a $30.0 million charge taken in our discontinued lines of business. The main contribution to the adverse development was liability exposures written in the 1980’s described above.

Vesta discontinued all commercial and assumed reinsurance lines of business in 1999 and 2000, respectively. The variability in reserves is largely due to the ultimate disposition of individual claims. The absence of other risk factors from this listing does not imply that additional factors will not be identified in the future that will have a significant influence on our reserves.

Reserves – life insurance segment

Reserves for traditional life insurance contracts are generally calculated using the net level premium method based upon assumptions as to the mortality, withdrawals, dividends and assuming investment yields of 2.5% to 6.5%. These assumptions are generally made at the time a contract is issued or at the purchase date. Our assumptions and projections are based on past experience, making allowance for possible unfavorable deviations.

Reserves for investment-type contracts are based upon (1) the contract account balance (if future benefit payments in excess of the account balance are not guaranteed); or (2) on the present value of future benefit payments (if such payments are guaranteed).

Investments

Our consolidated investment portfolio consists primarily of investment grade fixed income securities. Using both internal and external investment managers, we manage our investment portfolio in accordance with polices and guidelines established by management and the Board of Directors. At December 31, 2002, our cash and investments totaled $1.2 billion as follows:

Type of Investment	Amount at which shown on Balance Sheet	% of Portfolio

	(in thousands)
Cash and short-term investments	$150,272	13.1%
Fixed maturity portfolio	863,695	75.0%
Equity securities	27,055	2.4%
Mortgage and collateral loans	12,124	1.1%
Policy loans	61,278	5.3%
Other invested assets	36,759	3.2%

Total	$1,151,183	100.0%

As part of a modified coinsurance agreement with Employers Reinsurance Corporation, our life insurance subsidiary is holding $170.0 million of invested assets for the benefit of Employers Re. Additionally, we have pledged investments having a market value of $183.6 million to the Federal Home Loan Bank.

The following table presents the value of our fixed maturities portfolio at December 31, 2002, as classified by category:

	Amortized Cost	Fair Value

	(in thousands)
United States Government	$56,940	$62,183
Asset-backed securities	467,602	483,610
Corporate	271,081	281,273
Municipals	34,059	36,629

Total	$829,682	$863,695

The National Association of Insurance Commissioners (“NAIC”) has established a bond rating system that assigns securities to classes referred to as “NAIC designations” that are used by insurers in preparing their annual statutory financial statements. The NAIC assigns designations to both publicly and privately traded securities. The NAIC designations range from class 1 (highest quality) to class 6. The guidelines established by our management and Board of Directors generally require that we invest in securities with a NAIC rating of class 1 or class 2. The maturity and duration of our investment portfolio are managed to match the maturity and duration of our underlying life insurance and property-casualty reserves.

Reinsurance

We routinely purchase reinsurance in order to reduce the risk associated with all of our underwriting activities. Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) all or a portion of a risk or group of risks that the ceding company has undertaken under the insurance policy or policies it has issued. We obtain reinsurance primarily to (1) provide protection for catastrophic losses; (2) support our statutory surplus and stabilize the results of our underwriting activities; and (3) reduce our net liability for individual risks. Changes or modifications to reinsurance contracts are typically negotiated annually. The renewal dates for our various reinsurance contracts are staggered; therefore, during the year, our retention, terms and coverage limits may change materially depending upon prevailing economic conditions in the reinsurance markets.

In certain reinsurance transactions, a portion of the premiums we receive are remitted to the respective reinsurer in exchange for reinsurance coverage. Initially, we pay all claims made pursuant to our policies and then seek to recover reinsured losses from the respective reinsurer. In accordance with GAAP, the amounts we expect to recover from reinsurers are reported as assets in our financial statements. In 2002, gross written premiums ceded to third party reinsurers were $88.7 million, or approximately 20% of the gross premiums we wrote in the standard property-casualty segment.

Although a reinsurer is liable for losses to the extent of coverage to which it assumes, reinsurance arrangements do not legally discharge the principal insurer from primary liability for the full amount of a policy. Accordingly, we assess the credit quality of the third parties to which we cede business and seek to enter into arrangements with financially viable and reliable reinsurers. However, there can be no assurance regarding the ability of any of our reinsurance providers to meet their future obligations. Also, there can be no assurance that we will collect 100% of the amounts we expect to receive as reimbursement from these providers, as some reinsurers may dispute our calculation of amounts recoverable. In addition, there can be no assurance that our experienced losses will be within the coverage limits of our reinsurance arrangements. For more information, please refer to “Critical acounting policies – reinsurance recoverable on paid and accrued losses” on page 29 of this report and Note I to our financial statements on page 67 of this report.

Regulation

As a holding company for 13 insurance subsidiaries, Vesta holds certificates of authority to write various types of insurance in 50 states and in the District of Columbia. All of our insurance companies are subject to regulation by governmental agencies in the states in which we conduct business. The nature and extent of such regulation varies by jurisdiction, but typically involves (1) prior approval of the acquisition of control of an insurance company or any company controlling an insurance company; (2) regulation of certain transactions entered into by an insurance company with any of its affiliates; (3) approval of premium rates for many lines of insurance; (4) standards of solvency and minimum amounts of capital and surplus which must be maintained; (5) limitations on types and amounts of investments; (6) restrictions on the size of risks which may be insured by a single company; (7) licensing of insurers and agents; (8) deposits of securities for the benefit of policyholders; and (9) reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Generally, the purpose of such regulation is intended for the protection of policyholders.

In addition to the regulatory supervision of our insurance subsidiaries, we are also subject to regulation under the Illinois, Florida, Hawaii and Texas Insurance Holding Company System Regulatory Acts. These Holding Company Acts contain certain reporting requirements, including those requiring Vesta to file information relating to our capital structure, ownership and financial condition and general business operations of our insurance subsidiaries. These Holding Company Acts contain special reporting and prior approval requirements with respect to transactions among affiliates. The Illinois Holding Company Act is generally the more significant to us because Vesta Fire, our principal insurance subsidiary, is domiciled in Illinois.

State insurance regulators and the NAIC periodically re-examine existing laws and regulations and their application insurance companies. In recent years, the NAIC has approved and recommended that states adopt and implement several regulatory initiatives designed to decrease the risk of insolvency of insurance companies. These initiatives include risk-based capital requirements for determining the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks. Other NAIC regulatory initiatives impose restrictions on an insurance company’s ability to pay dividends to its stockholders. These initiatives may be adopted by the various states in which our subsidiaries are licensed, and the ultimate content and timing of any statutes and regulations adopted by the states is unknown. It is not possible to predict the future impact of changing state and federal regulation on our operations, and there can be no assurance that existing insurance related laws and regulations will not become more restrictive in the future or that laws and regulations enacted in the future will not be more restrictive.

The federal government does not directly regulate the insurance industry. However, federal legislation and administrative policies in specific areas, including pension regulation, privacy regulation, age and sex discrimination, financial services regulation and federal taxation, do affect the insurance industry. In recent years, legislation has been introduced which, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry.

Risk-based capital. The NAIC’s risk-based capital requirements are intended to be used as an early warning tool to help insurance regulators identify deteriorating or weakly capitalized companies in order to initiate regulatory action. Risk-based capital is a method of establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. It provides an elastic means of setting the minimum capital requirement in which the degree of risk taken by the insurer is the primary determinant.

A Company’s risk-based capital is calculated by applying factors to various asset, premium and reserve items. The factor is higher for those items with greater underlying risk and lower for less risky items. The adequacy of a company’s actual capital may then be measured by a comparison to its risk-based capital as determined by this formula. Such requirements are not intended as a mechanism for ranking adequately capitalized companies. The formula defines a minimum capital standard that supplements the low, fixed minimum capital and surplus requirements previously implemented on a state-by-state basis.

The NAIC risk-based capital requirements mandate that insurance companies calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Risk-based capital rules provide for different levels of regulatory attention depending upon the ratio of a company’s total adjusted capital to its “authorized control level” of risk-based capital.

Pursuant to the formula described above, there are no issues with respect to a company’s risk-based capital as long as risk-based capital as a percentage of authorized control level is in excess of 200%. At December 31, 2002, the total adjusted risk-based capital as a percentage of authorized control level for our principal insurance subsidiaries were as follows:

Vesta Fire Insurance Corporation	285%
American Founders Life Insurance Company	537%

The risk-based capital percentage for Vesta Fire decreased from 550% at December 31, 2001 to 285% at December 31, 2002 due to a decrease in our statutory surplus by $35.8 million as result of arbitration losses and 93% growth in our written premiums.

Restrictions on dividends to stockholders and transactions between affiliates. Transactions between Vesta and its insurance subsidiaries, including the payment of dividends and management fees to Vesta by such subsidiaries, are subject to certain limitations under the insurance laws of the governing states. The insurance laws of Illinois, where Vesta Fire is domiciled, permit the payment of dividends out of earned surplus in any year when, together with other dividends or distributions made within the preceding 12 months, such payments do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income of the preceding year. Furthermore, larger dividends are payable only after receipt of prior regulatory approval. The Illinois Insurance Department has taken the position that these limitations also apply if an insurer has negative or zero “unassigned funds” on its annual for statement. Because of these limitations, Vesta Fire may not be able to declare and pay a dividend for the foreseeable future without prior approval from the Illinois Department of Insurance. For further discussion, please refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources” beginning on page 39 of this document.

IRIS Ratios. The NAIC has developed the Insurance Regulatory Information System (“IRIS”) to assist state insurance departments in identifying significant changes in the operations of an insurance company, such as changes in product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. Such changes may not be attributable to problems with an insurance company, but may indicate changes in certain ratios that are outside predetermined “normal ranges” as defined by the NAIC. When an insurance company has four or more ratios which fall outside normal ranges, state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. In 2002, Vesta Fire had four ratios that varied unfavorably from the normal range. These variances are primarily attributable to our significantly increased premium written in our standard property and casualty (primarily Texas homeowners) and non standard underwriting segments. The Illinois Department of Insurance is aware of these variances and, as of March 25, 2003, has not suggested any corrective action. In 2002, American Founders had three ratios that varied unfavorably from the normal range.

A.M. Best Rating

The A.M. Best Company rates insurance companies based upon factors of concern to policyholders, including a company’s financial strength and ability to meet its obligations to policyholders over the long-term. Under the A.M. Best rating system, a “B+” is the minimum rating necessary to maintain classification as “secure”. Many financial institutions require insurance with companies rated at least “B” or “B+” in connection with mortgage loans, and many independent insurance agents limit their field of carriers with which they will do business to “B” or “B+” rated carriers. Because we have grown our presence in the homeowners markets significantly since 2001, these financial strength ratings have become increasingly important to our standard property casualty segment.

We recently received notification from A.M. Best Co. that it had decided to adjust the financial strength ratings of our property and casualty insurance subsidiaries from B+ (Very Good) to B (Fair). Management is unable to quantify the impact that this adjustment will have on our business; however, this adjustment could lead to significant deterioration in selected portions of our standard property and casualty premium volume and adversely impact the financial results of this segment going forward. In an effort to strengthen our statutory capital position, we have undertaken an evaluation of a possible sale or divestiture of a portion of our property and casualty business.

In November 2002, A.M. Best reduced the financial strength rating for American Founders, our life insurance subsidiary, from “B+” to “B”, based largely on concerns about the collectability of approximately $27 million of loans held as assets by American Founders. While we do not believe that this rating adjustment will impact the level of existing business in force at American Founders, it indicates a capital adequacy concern that could impact American Founders’ ability to obtain regulatory approval of future acquisitions. Accordingly, we increased a third party reinsurer’s coinsurance participation in American Founders’ business from 35% to 62.5%, effective October 1, 2002, and we are actively evaluating other capital alternatives for American Founders which may allow continued growth-by-acquisition.

Also in November 2002, A.M. Best reduced the financial strength rating of States General Life Insurance Company, our health insurance operating subsidiary to “B” (fair). During the fourth quarter of 2002, we classified our health insurance operations as held-for-sale and the related results of operations have been presented in discontinued operations in our consolidated financial statements.

Competition

The property and casualty insurance market is highly competitive with respect to both price and service. We compete for direct business with other public companies, specialty insurance organizations, mutual insurance companies and other underwriting organizations, some of which are substantially larger and have greater financial resources. In recent years, the trend in property and casualty insurance has been toward consolidation, which could result in more competitive pricing. We also believe that, in general, the insurance industry may encounter increasing competition from banks and other financial institutions.

In recent years, large insurance companies with captive insurance agencies have made a strong push into the personal insurance lines business. These companies have competed almost exclusively by implementing aggressive pricing. While there is a segment of the population that is influenced solely by price, we believe many consumers desire the advice, counsel and relationship of a professional agent. We have pursued a business strategy that focuses on this segment of the market. Accordingly, maintaining relationships with our independent agents is critical to our ability to compete. In our day-to-day operations, we have implemented measures to develop and retain the loyalty and support of the independent agents. Such measures include providing assistance and innovative solutions to operational issues facing the independent agents, as well as responding promptly to their requests and needs.

Employees

As of March 1, 2003, we employed approximately 1,700 persons. Approximately 1,175 of our employees are involved in our agency and non-standard underwriting segments. None of our employees are represented by labor unions or subject to any collective bargaining agreements.

Item 2. Properties

Properties

We lease approximately 115,000 square feet for our home office at 3760 River Run Drive, Birmingham, Alabama under a long-term operating lease. For our life and health insurance businesses, we lease approximately 25,000 square feet for our life insurance operations in Phoenix, Arizona, and approximately 13,000 square feet in Dallas, Texas under long-term operating leases. In our non standard auto insurance operations, we lease approximately 45,000 square feet in Addison, Texas and approximately 85,000 square feet in Bedford Park, Illinois. In addition, we lease approximately 140 retail locations primarily in the Midwest, Texas and South Carolina.

We believe our office facilities are suitable and adequate for our current and anticipated level of operations.

Item 3. Legal Proceedings

Securities Litigation

In 2001, Vesta settled a securities class action that had been pending since 1998. In connection with that settlement, we advanced approximately $5.4 million due from two issuers of directors and officers insurance policies and recorded a receivable for that amount due from those insurers. We collected that $5.4 million in cash during 2002.

Also in connection with that settlement, the issuer of our primary directors’ and officers’ insurance policy, which was intended to cover the initial $25 million of settlement costs and related expenses, denied coverage and refused to fund its share of the settlement costs. We sued that insurer in Alabama state court alleging that its action was taken in bad faith. In February 2003, we settled that claim and collected $16 million in cash.

Health insurance related lawsuits

Vesta and two former officers of Vesta are defendants in a lawsuit styled James H. Cashion, Jr. d/b/a American Health Underwriters v. Vesta Insurance Group, Inc., et al. Plaintiff, a former general agent of our subsidiary States General Life Insurance Company, which we purchased in 2001, alleges that the defendants engaged in an actionable civil conspiracy to tortiously interfere with his agency contracts. The civil conspiracy claim is premised, in part, on certain payments made to these two former officers of Vesta by another agent who replaced Mr. Cashion. Plaintiff is seeking actual and punitive damages. Vesta denies tortiously interfering with plaintiff’s agency contract, believes the claims asserted against it have no merit, and is vigorously defending this lawsuit. The case is set for trial on May 12, 2003, but is likely to be rescheduled later in 2003. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on our financial position.

On December 30, 2002, States General provided the contractually required notice of termination of its exclusive agency contract with Jimmy Walker, Sr., and that contract will expire in accordance with its terms on June 30, 2003. At the same time, another of our affiliates ceased loaning money to Mr. Walker and exercised its right to receive certain commissions earnings on the policies placed in force by Mr. Walker, which Mr. Walker had assigned to us as collateral for his indebtedness to us. At December 31, 2002, the outstanding balance owed by Mr. Walker was approximately $2.5 million. Mr. Walker contended that these actions constituted a premature termination of his agency contracts and threatened litigation. In the interest of resolving this issue expeditiously, we filed a lawsuit in Jefferson County, Alabama seeking a declaratory judgment that our receipt of these assigned commissions is in accordance with an enforceable collateral assignment of commissions document and otherwise lawful. We also filed for arbitration seeking a declaration that our actions were in accordance with our agency contracts with Mr. Walker and otherwise lawful. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on our financial position.

Life insurance related lawsuits

Our subsidiary, American Founders, is a defendant in a lawsuit brought by a judgment creditor of IFS Holdings, Inc. – the former holder of American Founders’ series A and C preferred stock – alleging that American Founders redeemed its Series A and Series C preferred stock from IFS Holdings, Inc. for less than “reasonably equivalent value,” and, therefore, engaged in a voidable fraudulent transfer. American Founders believes (i) that the redemption transaction was for reasonably equivalent value; and (ii) that the allegations brought against it in this lawsuit are without merit. We have vigorously defended this action. In the opinion of management, resolution of the lawsuit is not expected to have a material adverse effect on our financial position. However, depending upon the amount and timing, an unfavorable resolution of this matter could materially affect American Founders’ future operations or cash flows in a particular period.

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

Reinsurance Arbitration/Litigation

As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire’s 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $33.4 million at December 31, 2002. Additionally, we have previously collected approximately $48.5 million from the drawdown of collateral on hand. Such amount, net of related expenses, has been reflected in the 2002 financial statements.

NRMA Insurance Ltd. (“NRMA”), one of the participants in the 20 percent whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We also filed for arbitration against Alfa Mutual Insurance Company and Dorinco Reinsurance Company, the other two participants on the treaty. All those arbitrations are in the discovery stages. Additionally, Alfa filed a Motion for Declaratory Judgment asking the arbitration panel to order that there is no enforceable agreement between Alfa and Vesta or alternatively, that there is no coverage for developmental losses under the treaty. After a hearing in June 2002, the arbitration panel denied Alfa’s motion. The hearing on the merits of the arbitration with Alfa is scheduled for May 2003. On December 16, 2002, Dorinco filed a motion for an order that the treaty does not cover developmental losses. A decision on that motion is pending. On June 19, 2002, the panel in the NRMA arbitration issued an order to bifurcate the arbitration, and scheduled a hearing for the week of October 28, 2002 to decide the issue of coverage for developmental losses under the treaty. On September 6, 2002, the panel notified the parties that it would make such determination on this specific issue on the papers and filings submitted by the parties without the necessity of a live hearing. On November 6, 2002, the Company was notified by the panel that it ruled that the treaty does not apply to loss occurrences prior to July 1, 1997. As a result, Vesta recorded a $23.6 million pre-tax non-operating charge as a revision of our estimated reinsurance recoverable in the third quarter of 2002. This ruling does not set a binding precedent regarding Vesta’s other arbitrations and, accordingly, we have not recorded any change in our estimate of our recoverable from the other treaty participants as a result of this ruling. In February 2003, Vesta filed a petition to vacate the NRMA panel ruling in the U.S. District Court for the Northern District of Alabama. There has been no decision on this petition. While management continues to believe its interpretation of the treaty’s terms and computations based thereon are correct, these matters are in arbitration and their ultimate outcome cannot be determined at this time. If rescission on all three treaties was awarded by three separate arbitration panels, we would incur a charge of approximately $57.0 million.

We are in arbitration with CIGNA Property and Casualty Insurance Company (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claimed were due under the terms of the treaty. At that time, the treaty was terminated on a cut-off basis. In the pending arbitration Vesta is seeking, among other things, recoupment of all believed improper claims payments and excessive expense allocations and charges from CIGNA. The arbitration was bifurcated into two phases with Phase I concentrating on the interpretation of the intent of the parties related to the expense reimbursement provisions of the treaty at the time it was entered. Phase II, which is ongoing, relates to any remaining issues between the parties, including those that exist with regard to an audit of expenses ceded to the treaty which Vesta intends to conduct. The Phase I hearing was held in February 2002 and the panel ruled that (i) the Company is responsible for the payment of ceding commissions provided for in the treaty and should pay any outstanding billings for commissions and paid claims, plus interest; (ii) the Company may proceed with an audit of expenses ceded to the treaty; and (iii) the parties should identify any further issues to be brought before the arbitration panel for phase two of the hearing. The Phase II hearing has not yet been scheduled.

If the amounts recoverable under the relevant treaties are ultimately determined to be materially less than the amounts that we have reported as recoverable, we may incur a significant, material, and adverse impact on our financial condition and results of operations.

During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risks from Vesta. F&G Re was seeking to cancel the treaties and avoid its obligation. Based on the terms of the two treaties, Vesta was entitled to recoveries of approximately $30.0 million as losses from prior accident years mature and we had recorded a reinsurance recoverable of $30.0 million at December 31, 2001. The hearing in this arbitration began on February 11, 2002. The hearing was adjourned on February 15, 2002 and resumed on June 11, 2002, and the panel awarded Vesta $15 million, plus interest of $1.4 million. Accordingly, we recorded a pre-tax charge of approximately $13.6 million in the second quarter of 2002. The charge related to this award was recorded in our Assumed Reinsurance segment, which is reflected herein as a discontinued operation, consistent with the manner in which premiums and losses under these contracts were originally recorded.

Muhl vs. Vesta is a case pending in the supreme Court of the State of New York, County of New York, brought by the Liquidator of Midland Insurance Company (“Midland”), claiming recoveries under two alleged retrocession agreements (Pool I and Pool III) between Midland and Interstate Fire Insurance Company, Vesta’s predecessor in interest. The Liquidator’s claims against Vesta under Pool I and Pool III have been severed.

Third party auditors hired by Vesta have identified coverage issues that cast doubt on the validity of a number of claims. In addition, there is no actual retrocessional agreement that evidences the terms and conditions of Pool III which involves 71% or more of the incurred losses at issue. Although there are other tangential documents that the Liquidator may attempt to rely on to prove liability under Pool III, we believe that the Liquidator will not be able to establish liability for any portion of the Pool III claims. We also believe that a number of the losses allegedly incurred in connection with Pool I may be avoided on specific coverage grounds. We are defending this matter vigorously and are reasonably optimistic regarding the ultimate outcome, although an adverse ruling in this case could have a material effect on our financial condition.

Nichols vs. Vesta Fire Insurance Corporation is a lawsuit brought by the Liquidator of Delta America Re Insurance Company in Kentucky state court to recover losses alleged under reinsurance contracts entered into in the 1970’s. Vesta removed the action to federal court and successfully moved to compel arbitration. Each party has selected a party arbitrator but as yet there is no neutral umpire. There has been no discovery as yet and no organizational meeting of the panel. Given the preliminary nature of these proceedings, it is too early to evaluate the likelihood of a favorable or unfavorable outcome.

Vesta vs. New Cap Re is an arbitration against an Australian reinsurer, to collect reinsurance recoverables pursuant to two accident year excess of loss ratio reinsurance agreements. In the arbitration, New Cap Re challenged Vesta’s earlier draw on a Letter of Credit for $7.5 million which was held in connection with one of the two contracts. Shortly after the arbitration commenced, New Cap Re became the subject of insolvency proceedings in Australia and an ancillary proceeding in the U.S. Bankruptcy Court in New York. The Bankruptcy Court stayed all pending litigation and arbitration against New Cap Re, and we appealed that ruling to the Southern District of New York, and ultimately to the US Court of Appeals for the Second Circuit which recently affirmed the Bankruptcy Court’s stay of the arbitration against New Cap Re. Hence, our efforts to recover losses as well as New Cap Re’s efforts to challenge the earlier draw on the $7.5 million Letter of Credit by us are stayed.

On September 5, 2002, New Cap Re served us with an Application pursuant to Section 588FF of the Australian Corporations Act seeking an order directing us to pay New Cap Re and its liquidator $1.0 million that Vesta allegedly received as an “unfair preference” and/or arising out of an “uncommercial transaction,” as those terms are defined by the Corporations Act. We filed a Notice of Appearance on October 31, 2002. While management intends to vigorously defend this matter, given the preliminary nature of these proceedings, it is too early to evaluate the likelihood of success.

Other

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related
Stockholder Matters

Price Range of Common Stock and Dividend Policy

Market Prices. Our common stock trades on the New York Stock Exchange under the symbol “VTA.”

Quarterly high and low market prices of our common stock in 2002 and 2001 were as follows:

Quarter Ended	High	Low

2002
March 31	$8.40	$4.85
June 30	6.00	3.85
September 30	4.53	2.30
December 31	3.84	1.95
2001
March 31	$8.39	$4.50
June 30	10.95	6.00
September 30	13.40	9.00
December 31	13.05	5.72

Dividend Policy and History. The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition and earnings, the capital requirements of our operating subsidiaries, legal requirements and regulatory constraints.

The dividends we paid on our common stock for the past three years were as follows (in thousands):

Quarter Ended	2002	2001	2000

March 31	$925	$239	$235
June 30	912	617	235
September 30	911	872	235
December 31	910	879	235

Illinois, Hawaii and Texas impose restrictions on the payment of dividends to us by our insurance subsidiaries under their regulatory authority in excess of certain amounts without prior regulatory approval. For more discussion, please refer to “Business—Regulation—Restrictions on Dividends to Stockholders” on page 19 of this report.

In the first quarter of 2002, we exchanged approximately 533 thousand shares of our common stock for $4.6 million principal amount of our 8.75% Senior Notes due 2025 and $.8 million of our 8.5% Deferrable Capital Securities. In the fourth quarter of 2002, we issued approximately 615 thousand shares of common stock in exchange for $3.25 million principal amount of our 8.75% Senior Notes due 2025. The transactions were not registered under the Securities Act of 1933 in reliance on the exemption afforded by Section 3(a)(9) thereof.

Item 6. Selected Financial Data

The following information should be read in conjunction with Vesta’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except share amounts)
Statement of Operations Data *
Net premiums written	$552,164	$285,520	$210,742	$227,807	$264,839
Net premiums earned	497,957	266,001	216,999	248,076	247,063
Net Investment Income	53,400	63,411	45,903	25,949	26,565
Policy fees	19,932	7,674	4,386	—	—
Realized gains (losses)	(28,582)	(1,113)	(2,061)	12,756	3,272
Other	91,375	13,695	903	4,527	5,473

Total revenues	634,082	349,668	266,130	291,308	282,373
Policyholder benefits, losses and LAE incurred	347,589	193,688	135,042	165,014	167,413
Policy acquisition and other operating expenses	288,597	123,623	96,798	87,451	132,032
Litigation settlement charge	9,029	25,000	—	—	—
Loss on asset impairment	—	—	—	—	65,496
Goodwill and other intangible amortization	336	3,394	1,591	2,118	5,177
Gain on debt extinguishment	(9,477)	(1,400)	(8,077)	—	—
Interest on debt	14,922	17,565	15,105	13,215	14,054

Total expenses	650,996	361,870	240,459	267,798	384,172
Income (loss) from continuing operations before taxes, minority interest, and deferrable capital securities	(16,914)	(12,202)	25,671	23,510	(101,799)
Income taxes (benefit)	(5,769)	(4,455)	8,491	7,129	(29,395)
Minority interest, net of tax	(2,479)	1,076	1,595	—	—
Deferrable capital securities distributions, net of tax	1,081	1,394	1,986	5,632	5,449

Income (loss) from continuing operations	$(9,747)	$(10,217)	$13,599	$10,749	$(77,853)
Income (loss) from discontinued operations, net of tax	(22,464)	(19,113)	(2,397)	12,706	(63,331)
Preferred stock dividend	—	(163)	(3,670)	(563)	—
Gain on redemption of preferred securities, net of tax	560	7,068	9,190	9,548	—

Net income (loss) available to common stockholders	$(31,651)	$(22,425)	$16,722	$32,440	$(141,184)

Diluted net income (loss) from continuing operations per share	(0.29)	(0.38)	0.34	0.53	(4.20)

Diluted net income (loss) from discontinued operations per share	(0.66)	(0.72)	(0.10)	0.63	(3.41)

Diluted net income (loss) available to common shareholders per share	(0.94)	(0.84)	0.78	1.63	(7.61)

Shares used in per share calculation	33,793	26,652	24,255	20,202	18,549
Cash dividends per share	0.11	0.09	0.05	0.04	0.15

Balance Sheet Data (at end of period)
Total investments and cash	$1,151,183	$1,059,328	$1,019,266	$483,997	$634,668
Total assets	2,042,858	1,830,882	1,621,999	915,809	1,347,702
Reserves for losses, LAE & future policy benefits	1,000,739	976,167	923,973	354,709	504,911
Total indebtedness	85,795	109,396	91,419	146,876	168,302
Federal Home Loan Bank advances	176,793	168,614	150,691	—	—
Total liabilities	1,784,552	1,548,325	1,373,663	674,519	1,089,675
Deferrable capital securities	22,445	23,250	33,225	41,225	100,000
Stockholders’ equity	235,861	259,307	215,111	200,065	158,027

Other Data
SAP (1)
Surplus	$200,086	$235,935	$275,270	$271,986	$213,251

      *    As a result of Vesta’s decision to discontinue its health insurance and consulting business in 2002, its reinsurance assumed business in 2000 and its commercial business in 1999, all periods presented have been reclassified to present operations on a continuing and discontinued basis.

   (1)    Statutory data have been derived from the financial statements of Vesta Fire Insurance Corporation, prepared in accordance with statutory accounting principles and filed with insurance regulatory authorities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vesta conducts business in three areas of the personal insurance industry: (1) standard property and casualty insurance; (2) non-standard automobile insurance; and (3) life insurance. Our consolidated revenue is derived principally from risk-bearing premiums, commissions and fees, investment income and investment gains and losses. Our consolidated expenses consist primarily of payments for claims and expenses associated with underwriting activities, agents’ commissions and operations.

We report financial information according to five business segments: (1) standard property-casualty insurance; (2) nonstandard agency; (3) nonstandard underwriting; (4) life insurance; and (5) corporate and other. Since 1999, we have discontinued a number of business lines. We have segregated the reporting for these discontinued operations in our financial statements.

Since 2000, we have pursued a strategy to diversify into various segments of the personal insurance markets. While we have experienced significant and profitable growth in various personal lines business since 2000, we have also experienced significant declines in our property and casualty subsidiaries’ statutory capital and surplus during the same period. These declines in capital and surplus are primarily attributable to lower than expected arbitration awards and changes in estimates of disputed reinsurance recoverable balances, reserve strengthening in our discontinued commercial and assumed reinsurance segments and increased policy acquisitions costs associated with significant premium growth. This decline is statutory surplus coupled with significant growth in premium written is the primary reason that A.M. Best Company recently adjusted the financial strength ratings of our property and casualty insurance subsidiaries from B+ (Very Good) to B (Fair). Management is unable to quantify the impact that this adjustment will have on our business; however, this adjustment could lead to significant deterioration in selected portions of our standard property and casualty premium volume and adversely impact the financial results of this segment going forward. In an effort to strengthen our statutory capital position, we have undertaken an evaluation of a possible sale or divestiture of a portion of our property and casualty business.

Standard property-casualty and nonstandard underwriting

The financial results of our property-casualty underwriting activities (including our standard property-casualty segment and the nonstandard underwriting segment) primarily depend upon two variables: (1) the amount of premiums we collect, which is dependent upon rates and volume; and (2) the costs we incur to adjust and pay claims submitted by individuals we have insured.

Subject to competitive and market trends and regulatory approval, premium rates are generally within our control, and we continuously monitor and seek to adjust rates as appropriate. During 2002, we implemented 21 rate increases in our standard automobile business line, which represented an average premium increase of approximately 11.6%. In 2002, we also implemented 23 rate increases in our standard residential property line, which represented an average premium increase of approximately 13.5%. With respect to volume, our ability to increase written premium in our property-casualty underwriting activities is largely dependent upon our surplus leverage ratio, which reflects our underwriting operations’ net written premiums relative to statutory surplus at the end of a period. As of December 31, 2002, our surplus leverage ratio did not indicate capacity for significant growth in our net premiums written, and, in March of 2003, we commenced an evaluation of a possible sale or divestiture of a portion of our property and casualty business in an effort to maximize shareholder value and strengthen our statutory capital position.

The costs we incur to adjust and pay claims, known as loss and loss adjustment expenses, are largely beyond our control and depend primarily upon the frequency and/or severity of claims made by our policyholders. One measure of performance in the insurance industry is the “loss ratio,” which is the ratio of (i) the sum of loss and loss adjustment expenses; to (ii) the sum of earned premiums and policy fees. Our loss ratio will generally increase or decrease according to the frequency and/or severity of claims made by our policyholders.

Another key performance measure for insurance companies is the “combined ratio.” The combined ratio compares (i) the sum of loss, loss adjustment expenses, operating expenses and policy acquisition expenses; to (ii) total earned premiums and policy fees. A combined ratio of less than 100% indicates underwriting profitability, without regard to investment income earned from investing the premium received.

Nonstandard agency

The financial results of our agency activities primarily depend upon the amount of fees and commissions we can collect from the sale of insurance products and the expenses we incur to conduct our day-to-day operations. Although we expect the minimum commissions and policy fees that we earn under a typical agency contract to be relatively stable, we expect to earn a substantial amount of additional “profit sharing” commissions in excess of the contractual minimums. These profit sharing commissions are dependent upon whether the nonstandard auto policies that we produce for other insurers result in a level of losses in relation to written premium (i.e., loss ratios) below the levels stated in our agency contracts. Accordingly, the frequency and severity of claims made on the policies our agencies produce may result in changes to estimated revenue.

Life Insurance

The financial results of our life insurance operations primarily depend upon (1) the amount we collect as premium; (2) the amount of investment income earned on invested premium; and (3) the benefits we pay to insureds upon their death. Unlike the standard property-casualty reporting segments, we include the investment income earned on invested premium in the results for our life insurance segment. The greatest variable in our revenue in the life segment is the amount of income we can earn on invested assets, which is dependent upon general interest rates and market conditions. The greatest variable in our expense from period to period is the mortality rate of our insureds, as mortality rates in excess of our actuarially predicted levels will adversely impact financial results in any given period.

Corporate and other

The financial results of our corporate and other segment reflect other revenue and expenses that are not allocated to any particular segment, including (i) investment income related to our property-casualty underwriting operations; (ii) corporate interest expense; (iii) general corporate operating expenses; and (iv) realized gains and losses from the sale of investment securities or the repurchases of our own debt securities at a discount.

In addition to the above-mentioned factors, our financial results may also be impacted by weather-related events such as hurricanes and tornadoes. Also, our ability to effectively compete in the insurance markets we serve is influenced by the financial strength ratings assigned to our companies by A.M. Best.

Critical accounting policies and estimates

Our consolidated financial statements are based upon the selection and application of accounting policies that require management to make significant estimates and assumptions. Our financial results would be directly impacted by changes in assumptions and judgments used to apply our accounting policies, particularly in certain critical areas. We believe the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations.

•         Recoverability of assets, including reinsurance receivables, deferred acquisition costs, deferred tax assets and other intangible assets

•         Evaluation of goodwill

•         Valuation of investments

•         Reserves for losses and loss adjustment expenses

•         Recognition of revenue

•         Evaluation of litigation

We have discussed the application of these critical accounting policies with our Board of Directors and audit committee. In 2002, we initially adopted three accounting standards:

•         SFAS No. 142, “Goodwill and Other Intangible Assets”

•         SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and

•         SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

For a discussion of the accounting pronouncements that we have recently adopted, please refer to Note A to our consolidated financial statements on page 50 of this report.

Recoverability of assets

Our financial statements include as assets amounts we either (i) expect to collect from third parties, particularly reinsurance recoverables, or (ii) expect benefit from in future periods, particularly deferred acquisition costs and deferred tax assets. In establishing these amounts, we have made significant judgments and estimates regarding the ultimate realization of each asset. Specifically, we have made critical assumptions and judgments in establishing assets for reinsurance recoverables on paid losses, deferred policy acquisition costs and deferred income taxes. Changes in the assumptions, judgments or estimates we have made with respect to each of these assets would directly impact our financial results and financial condition.

Reinsurance recoverable on paid and accrued losses

As a matter of practice, we routinely cede risks associated with insurance policies we underwrite to reinsurers pursuant to contractual arrangements. We obtain reinsurance primarily to (1) provide protection for individual loss occurrences, including catastrophic losses; (2) stabilize the results of our underwriting activities; and (3) reduce our net liability for individual risks. Reinsurance recoverable on paid losses represents management’s estimate of the amounts we expect to collect from reinsurers as reimbursement for loss claims we have paid.

In exchange for reinsurance coverage, we pay a portion of the policy premiums we receive to reinsurers who have assumed a specified level of risk pursuant to a reinsurance contract. Although a reinsurer is liable for losses to the extent of coverage to which it assumes, reinsurance arrangements do not legally discharge the principal insurer from primary liability for the full amount of a policy.

When we determine that a claim for loss made under one of our policies is owed, we initially pay the full amount owed to the claimant. Subsequently, we seek to recover any amounts due from reinsurers in accordance with the terms of the applicable reinsurance contract. We record the amounts we expect to receive from reinsurers pursuant to these contracts as assets in our financial statements.

At December 31, 2002, we had recorded $79.3 million as amounts recoverable from reinsurers on losses we had paid for valid claims. The amounts recorded have been estimated based upon management’s interpretation of each reinsurer’s obligations pursuant to individual reinsurance contracts between Vesta and each reinsurer. In establishing the balance for reinsurance recoverable, we have made judgments in assessing the financial viability and credit quality of each reinsurer as well as the ability of each reinsurer to pay amounts owed to us. In evaluating the credit and financial quality of each reinsurer, we rely upon our management’s experience and industry knowledge, as well as financial statements, credit reports and other publicly available information applicable to each reinsurer.

It is possible that the amounts we recover under reinsurance contracts could be materially less than the amounts we have recorded, which may result in a material adverse impact on our financial condition and results of operations. Some reinsurers may dispute our claims under reinsurance contracts, including our calculation of amounts recoverable.

Changes in our assumptions, estimates and judgments with respect to establishing assets for reinsurance recoverables on paid losses would materially impact our financial results and financial condition. For more discussion of reinsurance recoverables and other amounts subject to estimation due to arbitrations with our reinsurers, please refer to Notes G and I to our financial statements on pages 63 and 67, respectively, of this report.

Deferred policy acquisition costs

Deferred policy acquisition costs represent costs we incur in connection with acquiring new business or renewing existing business. Deferred policy acquisition costs are primarily comprised of commissions, underwriting and agency expenses and other costs related to issuing insurance policies. In accordance with GAAP, these costs are not expensed in their entirety upon their incurrence (as is the case for statutory accounting purposes); rather, they are initially recorded as assets in our financial statements and are subsequently amortized over the life of the insurance policies to which they relate or at a constant rate based upon the present value of the estimated gross profits to be earned from the underlying policies. This treatment is intended to match the expenses associated with issuing an insurance policy with estimated profits to be earned on the policy over the life of the policy. At December 31, 2002, we had established $71.8 million as assets for deferred acquisition costs in our financial statements.

On an ongoing basis, management reviews the components of deferred acquisition costs we have established and assesses their recoverability. Changes in our assumptions, estimates and judgments with respect to establishing deferred acquisition costs including any change in our estimated future loss ratios, could materially impact our financial statements and financial condition.

Deferred tax assets

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” At December 31, 2002, we had established net deferred tax assets of $46.2 million, which reflects the amount of future benefit we expect to realize in the form of income tax refunds or reductions in income taxes paid. Our deferred tax asset is primarily comprised of net operating loss carryforwards that may be used to offset future taxable income and, thereby, reduce income tax payments. The deferred tax assets have been established in accordance with GAAP and based upon the applicable tax rates and tax laws.

In order to record deferred tax assets, GAAP requires management to justify that realization of the asset is more likely than not. A valuation allowance against deferred taxes is recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based upon estimates of taxable income and the period over which the deferred tax assets will be recovered. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, we may need to establish a valuation allowance, which would impact our financial position and results of operations. To date, no such valuation allowance has been established, as we believe it is more likely than not that our deferred tax assets will be fully realized.

The recoverability of deferred tax assets is determined based upon management’s assumptions and judgments as to our future financial performance. With respect to future financial performance, we have projected that we will generate earnings sufficient to utilize, prior to their respective expiration periods, all net operating losses that comprise deferred tax assets. There can be no assurance that our actual financial results in the future will not vary materially from the estimates we have used in our assessment of the recoverability of deferred taxes. Material differences between expected results and actual performance would adversely impact our financial results and financial condition. In addition, there can be no assurance that there will not be changes in the accounting rules or tax laws regarding treatment of deferred tax assets.

Goodwill

In our financial statements, we have recorded $134.9 million of goodwill and other intangible assets, which represents the amount by which the price we paid to acquire net assets exceeds the fair value of tangible assets acquired plus the liabilities assumed. The determination of whether these assets are impaired involves significant judgments based upon management’s short and long-term projections of future performance for each of our business lines. Certain of these forecasts reflect assumptions regarding our ability to sustain or increase activities in our various business lines. Changes in strategy and/or market conditions may result in changes to recorded asset balances.

Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, we no longer amortize goodwill on a periodic basis in our financial statements. Rather, on at least an annual basis, we conduct an evaluation to assess whether the fair value of our reporting units exceeds each reporting units’ carrying value. We evaluate impairment of three reporting units: homeowners’ insurance operations; life insurance companies; and non-standard agency operations. For purposes of applying the provisions of SFAS No. 142, we compare the aggregate fair value and carrying value of each reporting unit to determine if there is any impairment. As long as the aggregate fair value exceeds the aggregate carrying value for each reporting unit, no impairment is recognized in our financial statements, even if an individual component of a reporting unit would be impaired on a stand-alone basis.

For the year ended December 31, 2002, we have recorded goodwill and other intangible assets for each reporting unit as follows: homeowners’ insurance operations -$56.5 million; life insurance companies - $10.8 million; and nonstandard auto insurance operations - $67.6 million. In connection with our evaluation of goodwill, we engaged a third party regularly involved in the valuation of insurance companies to perform a valuation analysis of our reporting units. Based upon (a) the historical financial performance of each unit; (b) the most recent financial performance of each unit; (c) management’s financial forecast for each reporting unit; (d) information regarding publicly available financial terms of recent transactions in the insurance industry; (e) current and historical market prices of the common stock of comparable companies in the insurance industry; and (f) other publicly available information, management concluded that there was no impairment of goodwill with respect to any of our reporting units.

In the fourth quarter of 2002, we wrote off $9.1 million of goodwill associated with our discontinued health insurance and consulting business lines. With respect to our reporting units in continuing operations, we have concluded that there is no goodwill impairment as of December 31, 2002. With respect to all of our reporting units, our ability to achieve forecasts and projected undiscounted cash flows are based upon a continuation of current financial strength ratings by A.M. Best. Also, because of uncertain market conditions and potential changes in our strategy and business lines, it is possible that forecasts used to support goodwill may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

Valuation of investments

In accordance with guidelines established by our Board of Directors, our investment portfolio consists primarily of investment grade, fixed income securities. At December 31, 2002, our cash and investment portfolio was approximately $1.2 billion, with only 2.4% consisting of investments in equity securities. Because of the nature of our investments, the fair value of our portfolio is not typically volatile, and the market values of our investments have generally been greater than or equal to their costs.

Our investments are recorded at fair value based upon quoted prices, if available. If quoted prices are not available, fair value is primarily determined based upon management’s assessment of the market value of comparable investments. Our determination of fair value also considers various factors including time value and volatility issues, credit quality of the counterparty and existing conditions in the overall financial markets. From time-to-time, the carrying values of our investments may be temporarily impaired because of such factors. We do not adjust the carrying value of any investment unless management determines that its value is other than temporarily impaired.

Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If we determine that the value of any investment is other than temporarily impaired, we record a charge against earnings in the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions—global, regional or related to industries of specific issuers—could adversely affect these values

Loss and loss adjustment expenses

We maintain property-casualty loss reserves to cover the estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. Reserves do not represent an exact calculation of the ultimate liability, but rather utilize actuarial projection techniques commonly used in the insurance industry to develop estimates. Reserve estimates represent managements’ expectations of what the ultimate settlement and administration of claims will cost based upon (1) an assessment of facts and circumstances then known; (2) a review of historical settlement patterns; (3) estimates of trends in claims severity and frequency; (4) estimates of salvage and subrogation; and (5) other factors.

For purposes of establishing reserves on risks insured during the most recent year, including interim periods for which there is minimum experience to date, we have used forecasted loss ratios that have been applied to earned premiums during the interim periods. The determination of such forecasted loss ratios involved significant judgments by management, taking into account the results of the most recent actuarial studies performed, current pricing and underwriting, expected loss and loss adjustment expense trends and other pertinent considerations. In addition, we monitored and analyzed key loss and loss adjustment expense indicators and trends throughout the year. These included, but were not limited to, paid losses, newly reported claims and incidents, closed claim activity and other metrics.

At December 31, 2002, we had recorded liabilities for loss and loss adjustment expenses of $322.3 million. Our loss and loss adjustment expense reserves comprise the largest liability and most significant estimate or compilation of estimates in our financial statements. Furthermore, our loss and loss adjustment expense reserves are subject to significant inherent uncertainties and so there can be no assurance as to whether the actual results will be higher or lower than these estimates. Any adjustments or changes for such differences may be material, especially to our operating results for a period. As our loss and loss adjustment expense reserves are re-estimated, changes to those estimates, if any, are recognized through a charge to income in the most recent period presented.

Revenue recognition

Our consolidated revenue is derived principally from premiums, commissions, fees, investment income and investment gains and losses. Premium income, the largest component of our revenue is generally recognized on a pro-rata basis over the respective period of each property-casualty insurance policy. Premium receivables are recorded net of an estimated allowance for uncollectible amounts. Agency commission income is recognized at the later of the billing or effective date of the related insurance policies, net of an allowance for estimated policy cancellations. At that date, the earnings process has been completed and we can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. Premiums on life insurance contracts are recognized as income as they become due.

Generally, we consider commission and policy fees earned by our agency activities to be a relatively stable revenue stream. However, a significant portion of our non-standard agency business utilizes profit sharing, or contingent, commissions that enable us to collect, in certain circumstances, commissions and fees in excess of contractual minimums and we record estimates of these profit sharing commissions when they become probable. The collection of these additional profit sharing commissions is dependent upon whether the non-standard auto policies that we produce for other insurers result in a loss ratio below the levels stated in our agency contracts. Accordingly, the frequency and severity of claims made on the policies our agencies produce may result in changes to estimated revenue.

Changes in assumptions, estimates and judgments we have made concerning the ultimate realization of profit sharing commissions, as well as differences in the frequency and severity of claims by policyholders, would adversely impact our financial results and financial condition.

Litigation

We are subject to proceedings, arbitrations, lawsuits and other claims, including proceedings under laws and government regulations related to securities, labor, insurance contracts and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based upon a careful analysis of each individual issue with the assistance of outside legal counsel. We have not established any amounts for reserves for litigation or arbitration risks in our financial statements. Our judgments as to any reserves required in connection with these matters may change in the future because of new developments in each situation or changes in our approach in addressing these matters such as a change in settlement strategy. For more information concerning litigation and arbitration matters to which we are a party, please refer to “Item 3. Legal Proceedings” beginning on page 22 of this report and Note G to our financial statements on page 63 of this report.

Comparison of 2002 to 2001

For the year ended December 31, 2002, we reported a net loss available to common shareholders of $31.7 million ($.94 diluted per share), compared with a net loss available to shareholders of $22.4 million ($.84 diluted per share) reported for the previous year.

The primary factors that impacted our financial results in 2002 were as follows:

•         The writedown of $27 million of non-performing collateral loans held as investments in our life insurance segment;

•         The recognition of charges of $37.2 million related to arbitration matters with USF&G and NRMA Insurance, Ltd.;

•         The recognition of a pre-tax charge of $9.9 million related to our decision to exit the health insurance business, including $7.9 million to recognize goodwill impairment on the health insurance business line;

•         Settlement of employment contracts with former management (resulting in a pre-tax charge of $4.2 million);

•         Reduction in investment income as a result of an overall decline in interest rates

•         Significant growth in our standard property-casualty business line in Texas;

•         Significant growth in our non-standard agency and non-standard underwriting business lines as a result of the acquisitions of InsureOne (January 2002), American Agencies (January 2002), A-Affordable Insurance (November 2001) and SpaceCoast Underwriters (October 2001); and

•         Settlement of our claim against Cincinnati Insurance Company, pursuant to which we received $16 million of cash before expenses.

For a depiction of the various components of revenue, expense and financial results for each of our business segments for the years ending December 31, 2002 please refer to Note L of our financial statements on page 71 included in this report.

Standard property-casualty segment

In our standard property-casualty segment, we underwrite or sell personal automobile and residential property insurance through approximately 2,475 independent insurance sales agencies. In 2002, the standard property-casualty segment generated approximately $332 million in revenue, or approximately 52% of consolidated revenue. For the year ended December 31, 2002, net premiums written in our standard property-casualty lines increased by $96 million (up 36.3%), to $360 million from $264 million in the prior year. Net premiums earned for standard property-casualty lines increased by $79.9 million in 2002, up 32.5%, to $326.0 million from $246.1 million in 2001. The increase in both net premiums written and net premiums earned was primarily attributable to increased writings in Texas of $130.4 million compared with $16.4 million in the prior year. The growth in premiums was partially offset by decreased writings in the Midwest and Mid-Atlantic regions in connection with our decision to terminate agents and withdraw from certain states. Effective December 1, 2002, we ceded 50% of the premiums and losses on our Texas residential property business to third party reinsurers pursuant to a quota share reinsurance contract. As a result, we expect our total standard property-casualty net written premiums will decrease in 2003.

Although we expect our net written premium will decrease in 2003 on a net basis, we have implemented rate increases to address emerging loss trends and to protect our net written premium relative to expenses, or underwriting margin. During 2002, we implemented 21 rate increases in our standard automobile business line, which represented an average premium increase of approximately 11.6%. In 2002, we also implemented 23 rate increases in our standard residential property line, which represented an average increase of approximately 13.5%.

Loss and loss adjustment expenses for standard property casualty lines for the year ended December 31, 2002 increased by $64.6 million (up 38.6%) to $224.0 million from $161.6 million in the prior year. The increase in loss and loss adjustment expenses incurred was primarily attributable to our growth in business in Texas. Loss and loss adjustment expenses in Texas were $57.2 million in 2002, compared with $1.7 million in the prior year.

For the year ended December 31, 2002, the loss ratio for standard property-casualty segment was 67.5% compared with 64.7% at December 31, 2001. The increase in the loss ratio was primarily attributable to deteriorating results in the first half of 2002 in Pennsylvania, West Virginia and certain other states that deteriorated because of increased severity and frequency. The loss ratio for these states, and the entire segment, returned to more normal levels in the second half of 2002.

For the year ended December 31, 2002, policy acquisition expenses increased by $18.7 million (up 34.1%) to $73.5 million from $54.8 million for the same period of the prior year. In 2002, policy acquisition expenses related to our activities in Texas increased to $22.4 million from $.6 million in 2001. Operating expenses increased by $8.8 million, or 27.2%, to $41.2 million from $32.4 million, primarily as a result of our growth in Texas.

Non-standard agency segment

Our non-standard agency segment does not engage in underwriting activities. Rather, the primary focus of our agency segment is the distribution of non-standard auto insurance products for various insurance carriers in exchange for commissions and fees. Since our entry into the non-standard auto business in late 2000, revenue for our agency segment has increased significantly. In 2002, our non-standard agency segment generated approximately $151 million of commission and fees-based revenue, or approximately 13% of consolidated revenue.

For the year ended December 31, 2002, fees and commissions in our agency segment increased by $144.7 million from the prior year as a result of the acquisitions of InsureOne and American Agencies in January 2002 and A-Affordable and SpaceCoast Underwriters, in November and October 2001, respectively. As a result of these acquisitions, our agency segment improved its financial performance in 2002, achieving pre-tax income from continuing operations of approximately $11.8 million compared with a pre-tax operating loss of $3.0 million in 2001.

Non-standard underwriting segment

Our non-standard underwriting segment can be separated into two lines of business: (1) underwriting non-standard auto insurance products sold by our affiliated agency operations and (2) underwriting non-standard auto insurance sold by unaffiliated agencies. In each of these business lines, we utilize quota share reinsurance to minimize our exposure to loss. Under a quota share contract, reinsurers share losses and certain allocated expenses in the same percentage as they share in premiums.

Since entering the non-standard auto business in late 2000, our revenue has increased significantly. In 2002, our non-standard underwriting segment generated approximately $178 million of revenue, representing approximately 28% of consolidated revenue.

For the year ended December 31, 2002, net premiums written for non-standard lines increased by $169.5 million, to $181.3 million from $11.8 million in 2001. For the same period, net premiums earned for non-standard lines increased by $151.3 million to $161.5 million from $10.2 million. The increase in net premiums written and net premiums earned was primarily attributable to new business produced by our affiliated agency operations, which acquired several agencies in late 2001 and early 2002.

Of our total non-standard net written premiums of $181.3 million during 2002, the net premiums written on policies sold by our affiliated agencies was approximately $153.8 million. The largest component of our net premiums written on policies sold by affiliated agencies was approximately $125.2 million net premium written through InsureOne, our affiliated agency operation based in Chicago, Illinois. Until December 1, 2002, we bore 100% of the underwriting risk on these policies. Effective December 1, 2002, we ceded 40% of the premiums and losses on the Insure One business to third party reinsurers pursuant to a quota share reinsurance contract. As a result, we expect our total non-standard underwriting net written premiums will decrease in 2003.

Of our total net written premiums of $181.3 million during 2002, net written premiums produced by unaffiliated agencies was approximately $27.5 million, with approximately $107 million of gross written premium ceded to third party reinsurers. For the year ended December 31, 2002, we also collected “issuing carrier” or “fronting” fees of approximately $5.3 million, up from $4.2 million in 2001. The increase in fronting fees was primarily attributable to an increase in the amount of ceded earned premium fronted for a program in California to $81.1 million in 2002, compared with $74.8 million in 2001.

Although we expect our net written premium will decrease in 2003 on an absolute basis as a result of the quota share reinsurance contract placed on the Insure One business, we have implemented rate increases to address emerging loss trends and to protect our underwriting margin. During 2002, we implemented 25 rate increases in our non-standard underwriting segment, which represented an average premium increase of approximately 17.7%.

Loss and loss adjustment expenses for the non-standard underwriting segment increased by $92.3 million in 2002, to $100.3 million from $8.0 million in 2001. The increase in loss and loss adjustment expenses incurred was primarily attributable to the increase in earned premium produced by affiliated agencies acquired in our agency segment during 2002. The loss ratio for our non-standard underwriting segment at December 31, 2002 was 58.1%, compared with 77.4% at December 31, 2001. The decrease in the loss and loss adjustment expense ratio was primarily attributable to favorable loss ratios on premium produced by affiliated agencies acquired in our agency segment during 2002.

Consistent with the corresponding increase in earned premium, policy acquisition expenses for the year ended December 31, 2002 increased by $43.8 million from the same period of the prior year. In 2002, we paid a slightly higher commission rate of 26.8% compared with 22.8% in the prior year because of increased contingent, or profit sharing, commissions earned on improved underwriting results.

Life Insurance segment

We provided a variety of life insurance products through our holdings in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. American Founders’ business is driven primarily by the acquisitions of closed blocks of life insurance policies and, to a lesser extent, by marketing and distributing its fixed annuity products. Our life insurance products are sold through marketing firms, financial institutions and 700 independent agents located throughout 41 states and the District of Columbia. At December 31, 2002, American Founders had approximately $2.5 billion (face value) of life and annuity products in force, and approximately $890.0 million in invested assets.

In 2002, our life insurance segment generated approximately $52 million in revenue, or 8% of consolidated revenue, excluding realized gains and losses. Realized losses in 2002 consist primarily of a write-off of approximately $27 million of collateral loans (see discussion below).

Life insurance premiums and policy fees increased to $14 million from $13.7 million in the prior year as a result of the inclusion of a full year results for acquisitions of Imperial General, Teton National and Washington Life made in 2001 partially offset by normal declines on closed block and increased reinsurance. Investment income decreased from the prior year because of an overall decline in market interest rates during 2002. In addition, investment income declined by approximately $1.5 million in 2002 because we did not accrue interest on approximately $27 million of non-performing loans held as investments in our life insurance segment. As described below, these loans were written off in the fourth quarter of 2002.

During 2002, we actively pursued collection of approximately $27 million in loans held as assets by American Founders, including the filing of civil lawsuits seeking to collect these loans and cooperation with the Mexican Attorney General in a criminal investigation related to the conduct of some of the individuals responsible for these loans. We believed that these collection efforts would yield in a short time period positive indications that the individuals responsible for repaying these loans would acknowledge their obligations and voluntarily perform. As of December 31, 2002, we had seen no indications that these individuals would do so, and we expect to engage in protracted civil litigation regarding this matter. Accordingly, we concluded that these loans were impaired and recorded an estimated loss on these loans equal to their entire balance. This write-off reduced American Founders’ statutory surplus significantly.

In an effort to restore American Founders’ surplus to an acceptable level, we increased a third party reinsurer’s coinsurance participation in substantially all of American Founders’ business from 35% to 62.5%, effective October 1, 2002. At December 31, 2002, American Founders had statutory capital of $30.6 million compared with $35 million at December 31, 2001. While this increased reinsurance positively impacted American Founders’ statutory capital at year end, it negatively impacted financial results for the fourth quarter, as the decline in policyholders benefits was more than offset by the decline in premium and investment income. The effect of this increased cession of premiums, investment income and policyholder benefits will affect the financial results for the complete year in 2003, and we expect income from our existing business in this segment to decrease slightly in 2003.

Corporate and other segment

For the year ended December 31, 2002, net investment income related to our property-casualty underwriting operations decreased by $1.7 million to $18.4 million from $20.1 million in 2001. The weighted average yield on invested assets for 2002 (excluding realized and unrealized gains) was 4.97%, compared with 6.5% for the year ended December 31, 2001. The decrease in investment income was primarily attributable to a decline in overall market interest rates.

Our overall interest expense includes interest payable on our 8.75% senior debentures due in 2025, interest on certain Federal Home Loan Bank borrowings and our commercial credit borrowings. Although we repurchased approximately $24.7 million face amount of our long-term debentures and capital securities during 2002, overall interest expense decreased only slightly compared with 2001, as the interest savings arising from the repurchases of these securities was substantially offset by higher average commercial credit borrowings and higher borrowing from the Federal Home Loan Bank.

In 2002, operating expenses increased by $10.6 million from the prior year primarily because of a severance payment to our former Chairman of approximately $4.2 million in connection with his voluntary resignation in December, 2002. As part of that severance, the former Chairman forfeited 595,000 shares of restricted stock and repaid $2.6 million of loans plus accrued interest.

Discontinued Operations

In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines. Accordingly, our health insurance and consulting lines results for 2002 have been reclassified in our financial statements as part of discontinued operations and are classified as operations held for sale. For the year ended December 31, 2002, we recorded a pre-tax loss of $9.9 million for our health operations and $1.8 million for our consulting business. These results include write downs in the fourth quarter of $7.9 million and $1.2 million, representing the previously recorded goodwill for the health insurance and consulting lines, respectively.

Previously, in 2000 and 1999, we exited the reinsurance assumed and commercial lines businesses, respectively. As a result, the reporting for these business lines is included in discontinued operations in our financial statements. At the time we made the decision to exit each of these business lines, we estimated the reserves required to fulfill our expected future obligations with respect to these discontinued operations. However, we continue to monitor our recorded estimates with respect to ultimate settlement on an ongoing basis.

During 2002, we experienced an unexpected increase in the severity and volume of reported claims associated with both our discontinued assumed reinsurance and commercial lines and increased payments on claim reserves. Additionally, in the 2nd quarter of 2002, we received an award of $16.4 million from our arbitration with F&G Re related to two loss ratio contracts covering accident years 1996 and 1997. In our financial statements, we recorded a charge of $13.6 million to reflect the difference between our recorded recoverable of $30 million and the award amount. The charge was recorded in our Assumed Reinsurance segment which is included in discontinued operations, consistent with the manner in which premiums and losses were originally recorded. As a result of these items, we recorded a pre-tax charge of $22.9 million in our financial statements for the year ended December 31, 2002.

With respect to the discontinued assumed reinsurance line, we increased reserves because of negative trend development relating primarily to certain homeowner coverages. We believe these types of claims should fully develop over a relatively short period of time. With respect to the discontinued commercial lines, the increase in expected losses related primarily to our participation in mandatory pools. These types of claims may take many years to fully develop and we must continue to monitor trends in their ultimate developments.

Based upon available information, we believe the recorded reserves for discontinued operations at December 31, 2002 is adequate. However, we will continue to monitor these reserves and their related claims activity and experience. Further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

Income taxes

For the year ended December 31, 2002, we recorded an income tax benefit of $5.8 million, compared with an income tax benefit of $4.4 million recorded in the prior year. Our effective tax rate of 35% in 2002 was consistent with our effective tax rate in the prior year.

Comparison of 2001 to 2000

For the year ended December 31, 2001, we reported a net loss available to common shareholders of $22.4 million ($.84 diluted per share), a decrease of $39.1 million from net income available to shareholders of $16.7 million ($.78 diluted per share) reported for the previous year ended December 31, 2000. The decrease in income available to common shareholders in 2001 was primarily attributable to (1) an additional charge of $17.6 million to after-tax discontinued operations in the current year; and (2) recording an after-tax charge of $16.3 million relating to settlement of a securities class action lawsuit.

Standard property-casualty segment

For the year ended December 31, 2001, net premiums written in our standard property-casualty lines increased by $58.5 million (up 28.5%), to $264 million from $205.5 million in the prior year. Net premiums earned for standard property-casualty lines increased by $33.3 million in 2001, up 15.6%, to $246.1 million from $212.8 million in 2000. The increase in both net premiums written and net premiums earned was primarily attributable to additional business resulting from our acquisition of Florida Select Insurance Holdings, Inc. on April 1, 2001.

Loss and loss adjustment expenses for standard property casualty lines for the year ended December 31, 2001 increased by $36.8 million (up 29.5%) to $161.6 million from $124.8 million in the prior year. The loss ratio for property-casualty lines at December 31, 2001 was 64.7%, compared with 58.6% at December 31, 2000. The increase in loss and loss adjusted expenses incurred was primarily attributable to corresponding increases in earned premium. The increase in the loss ratio was primarily attributable to deterioration in our homeowners book of business, uninsured motorist coverage in Pennsylvania and a $1.4 million net loss we incurred in connection with Tropical Storm Gabrielle.

For the year ended December 31, 2001, policy acquisition expenses increased by $2.4 million (up 4.6%) to $54.8 million from $52.4 million for the same period of the prior year. The increase in policy acquisition expenses was primarily related to a corresponding increase in earned premium that was partially offset by a decrease in contingent commissions owed on profitable business. Operating expenses increased by $5.8 million, or 21.8%, to $32.4 million from $26.8 million, primarily as a result of costs incurred by Florida Select, which was acquired on April 1, 2001.

Non-standard agency segment

For the year ended December 31, 2001, the principal operating subsidiary of our non-standard agency segment was Instant Auto. The principal revenue stream for Instant Auto is agents’ fees and commissions. In the fourth quarter of 2001, Instant Auto completed the acquisition of A-Affordable Insurance Agency and Spacecoast Agency. In connection with these acquisitions and their related activity in the fourth quarter of 2001, we increased our fees and commissions for this segment by $5.9 million compared with the year ended December 31, 2000. Partially as a result of these acquisitions, our agency segment improved its financial performance, achieving approximately breakeven results in the fourth quarter of 2001, compared with a pre-tax loss of approximately $1.0 million per quarter in the first nine months.

Non-standard underwriting segment

For the year ended December 31, 2001, net premiums written for non-standard lines increased by $9.6 million, to $11.8 million from $2.2 million in 2000. For the same period, net premiums earned for non-standard lines increased by $9.1 million to $10.2 million from $1.1 million. The increase in net premiums written and net premiums earned was primarily attributable to inclusion of a full year of activity for this segment in our financial statements for 2001 compared with four months of activity in 2000. In addition, in 2001 we increased our retained risk on premium produced by unaffiliated agencies by ceding less premiums to third party reinsurers.

For the year ended December 31, 2001, we earned “issuing carrier” or “fronting” fees of approximately $4.2 million, up from $1.0 million in 2000. The increase in fronting fees was primarily attributable to the inclusion of a full year of activity for this segment in our 2001 financial statements compared with four months of activity in 2000.

Loss and loss adjustment expense for non-standard lines increased by $7.3 million in 2001, to $8.0 million from $.7 million in 2000. The loss ratio for non-standard lines at December 31, 2001 was 77.4%, compared with 60.2% at December 31, 2000. The increase in loss and loss adjustment expenses incurred was primarily attributable to the increase in earned premium. The increase in the loss ratio was primarily attributable to increased losses from our California program.

Policy acquisition expenses for the year ended December 31, 2001 increased by $2.1 million from the same period of the prior year in accordance with the corresponding increase in earned premium.

Life Insurance

In June 2000, we entered the life and annuity business through an investment in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. At December 31, 2001, American Founders had approximately $2.5 billion (face value) of life and annuity products in force.

In 2001, life insurance premiums and policy fees increased to $13.8 million from $5.3 million in the prior year primarily because of the inclusion in our financial statements of a full year of results for American Founders in 2001 versus six months in 2000.

Corporate and other segment

For the year ended December 31, 2001, net investment income related to our property-casualty underwriting operations, decreased by $4.4 million to $20.1 million from $24.5 million in 2000. The weighted average yield on invested assets for 2001 (excluding realized and unrealized gains) was 6.25%, compared with 6.7% for the year ended December 31, 2001. The decrease in investment income is primarily attributable to a decline in average yield and a decrease in invested assets. Interest expense decreased by $1.0 million to $8.9 million related to our repurchase of $7.0 million face amount of debt in 2001 and $13.0 million face amount in 2000. Operating expenses increased in 2001 by $2.4 million as compared to 2000. In October 2001, we settled a securities class action litigation for $61.0 million in cash plus expense. In connection with this settlement, we recorded a pre-tax expense of $25 million in our Corporate and other segment for the year ending December 31, 2001.

Discontinued Operations

We exited the reinsurance assumed business and commercial lines business in 2000 and 1999, respectively. We exited these lines through non-renewal of policies, and we remain obligated to settle claims relating to coverages provided prior to the expiration and non-renewal of individual policies. Effective with our decision to exit these lines, we have reported the financial results for these business lines in discontinued operations.

At the time we made the decision to exit these business lines, we estimated the reserves required to fulfill our expected future obligations with respect to these discontinued operations. On an ongoing basis, we monitor these estimates with respect to ultimate settlement. During 2001, we experienced an unexpected increase in the severity and volume of reported claims associated with both our discontinued assumed reinsurance and commercial lines and increased payments on claim reserves. As a result, we recorded an after-tax charge of $19.5 million in our financial statements for the year ended December 31, 2001 to increase the reserves in order to revise our estimated reserves to reflect expected losses from these discontinued lines.

With respect to the discontinued assumed reinsurance line, we increased reserves because of negative trend development relating primarily to certain homeowner coverages. We believe these types of claims should fully develop over a relatively short period of time. With respect to the discontinued commercial lines, the increase in expected losses related to a variety of underlying coverages, including general liability. These types of claims may take many years to fully develop and we must continue to monitor trends in their ultimate developments. Based upon available information, we believed the recorded reserves for discontinued operations at December 31, 2001 was adequate. However, we will continue to monitor these reserves and their related claims activity and experience. Further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

Income taxes

For the year ended December 31, 2001, we recorded an income tax benefit of $4.5 million, down $13.0 million from income tax expense of $8.5 million recorded for the prior year. Compared with the prior year, our effective rate on pre-tax income in 2001 increased to 35% from 33.9%, primarily because of reduced tax-exempt investment income and an increase in state income taxes.

Liquidity and Capital Resources

Liquidity and Capital Resources – Holding Company

Vesta is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Insurance Group. The principal uses of funds at the holding company level are to pay (1) operating expenses; (2) principal and interest on outstanding indebtedness and deferrable capital securities; and (3) dividends to stockholders as declared by the Board of Directors.

Vesta’s principal source of liquidity and capital resources to meet its holding company obligations is dividends paid by our subsidiaries. Many of our subsidiaries are insurance companies that are individually supervised by various state insurance regulators, and other unregulated companies that we own, such as Instant Insurance Holdings, Inc., are owned indirectly through a regulated insurance company. Given our organizational structure, we rely on two subsidiaries to pay dividends to our holding company or otherwise fund the obligations of our holding company on its behalf – Vesta Fire Insurance Corporation, an Illinois domiciled insurer, and J. Gordon Gaines, Inc., a Delaware business corporation.

Dividends from Vesta Fire

Transactions between Vesta and its insurance subsidiaries, including the payment of dividends, are subject to certain limitations under the insurance laws of those subsidiaries’ domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends out of unassigned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. The Illinois Insurance Department has indicated that these dividend limitations prohibit the payment of dividends if the insurer has negative or zero “unassigned funds” at the end of the prior year, as reported on its statutorily required annual statement. Our lead insurance subsidiary, Vesta Fire, reported negative “unassigned funds” on its annual statement for 2002, and is expected to continue to report negative unassigned funds for the foreseeable future. Accordingly, we may not be able to declare and pay a dividend from our lead insurance company subsidiary for the foreseeable future without prior approval. There can be no assurance that Vesta Fire will be able to obtain the requisite regulatory approval for the payment of dividends.

Dividends from J. Gordon Gaines

J. Gordon Gaines, Inc. provides administrative services to all of our property – casualty insurance subsidiaries in exchange for fees pursuant to an administrative services agreement and, with respect to our Texas Select Lloyds Insurance Company, an attorney-in-fact agreement. These management agreements are subject to certain regulatory standards which generally require their terms and fees to be fair and reasonable. The Illinois or Texas Departments of Insurance may review these agreements from time to time to insure the reasonableness of their terms and fees, and it is possible that such terms and fees could be modified to reduce the amounts available to our holding company. Assuming these management agreements are not modified in a material respect, we believe that J. Gordon Gaines, Inc. will be able to pay dividends to our holding company, or otherwise fund the obligations of our holding company on its behalf, sufficient to fund our anticipated needs (including debt service) for at least the next twelve months.

Credit Facilities

In March, 2002, we amended our previous $30 million revolving credit agreements with First Commercial Bank of Birmingham, Alabama (“First Commercial”) to restructure the financial covenants contained therein. These credit agreements, which consisted of a $15 million unsecured line and a $15 million secured line, were due to expire in April 2003.

Effective February 1, 2003, we entered into a new revolving credit arrangement with First Commercial to replace the previous facility. The new facility is a $30 million line secured by a pledge of 358,375 shares of common stock of Instant Insurance Holdings, Inc., representing approximately 70% of Instant’s issued and outstanding shares of capital stock as of December 31, 2002. The new facility bears interest at First Commercial’s prime rate and will mature no earlier than June 30, 2005. As of March 1, 2003, we had drawn the entire $30 million available under this Agreement.

This new credit agreement contains covenants which require us to maintain (i) consolidated GAAP net income (excluding realized gains and losses) of at least $15 million for any calendar year, beginning in 2003, (ii) Consolidated debt to capital ratio of no more than 39%, (iii) an A.M. Best rating of “B” or better, (iv) consolidated GAAP net worth of at least $208 million, (v) an interest coverage ratio of not less than 1.5 to 1 and (vi) risk-based capital of not less than 150% of the NAIC’s authorized control level.

During the transition to the new credit facility, we were required to be in compliance with covenants pertaining to the ratio of consolidated debt to capital, consolidated GAAP net worth and risk-based capital. As of December 31, 2002, we were in compliance with all required covenants.

Liquidity and Capital Resources – Subsidiary Operations

The principal sources of funds for our insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. The principal uses of funds in our subsidiary operations are the payment of claims, operating expenses, commissions and the purchase of investments. Our subsidiaries also borrow funds from the Federal Home Loan Bank from time to time and invest the proceeds at higher interest rates, and we have a need to repay these funds to the FHLB as indicated in the table illustrating our overall contractual obligations presented below.

Our subsidiary operations also involve ongoing reinsurance recoverable disputes that could result in an obligation to repay certain amounts to reinsurers from whom we have collected funds. In connection with these disputes, our principal operating subsidiary, Vesta Fire, has obtained letters of credit for the benefit of reinsurers for which it is contingently liable. At December 31, 2002, Vesta Fire was contingently liable for $33.7 million under the terms of letters of credit obtained in connection with these reinsurance disputes.

Additionally, we regularly obtain letters of credit or otherwise pledge securities for the benefit of ceding insurers in our nonstandard underwriting segment pursuant to reinsurance contracts. As of December 31, 2002, we had pledged approximately $7.7 million in securities pursuant to these reinsurance contracts.

Contractual and Contingent Obligations - Consolidated

Contractual Obligations

The following table sets forth the principal maturities of our material contractual obligations owing to third parties at December 31, 2002 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

8.75% Senior Debentures	$55,925	$—	$—	$—	$55,925
8.525% Deferrable Capital Securities	22,445	—	—	—	22,445
Federal Home Loan Bank advances (1)	176,793	99,917	5,249	3,290	68,337
Line of credit	30,000	—	30,000	—	—

	$285,163	$99,917	$35,249	$3,290	$146,707

(1)       As part of the Federal Home Loan Bank program, as more fully described in Note N to our financial statements, we have pledged securities with a market value of approximately $183.6 million to secure our obligation of $176.8 million. We intend to renew all Federal Home Loan Bank advances maturing in the current year, however in the unlikely event we elect not to renew all maturing advances, we could liquidate the pledged investments to satisfy the obligation.

Future payments for our interest and operating lease obligations to third parties at December 31, 2002 are as follows (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

8.75% Senior Debentures	$110,095	$4,893	$9,787	$9,787	$85,628
8.525% Deferrable Capital Securities	45,914	1,913	3,827	3,827	36,347
Federal Home Loan Bank advances	66,811	5,739	9,859	9,131	42,082
Line of credit	2,700	1,350	1,350	—	—
Operating leases	26,723	6,813	11,086	7,295	1,529

	$252,243	$20,708	$35,909	$30,040	$165,586

Contingent Obligations:

As discussed above, our subsidiary operations are also involved in ongoing reinsurance recoverable disputes that could result in an obligation to repay certain amounts to reinsurers from whom we have collected funds. In connection with these disputes, our principal operating subsidiary, Vesta Fire, has obtained letters of credit for the benefit of reinsurers for which it is contingently liable. At December 31, 2002, Vesta Fire was contingently liable for $33.7 million under the terms of letters of credit obtained in connection with these reinsurance disputes.

Additionally, we regularly obtain letters of credit or otherwise pledge securities for the benefit of ceding insurers in our nonstandard underwriting segment pursuant to reinsurance contracts. As of December 31, 2002, we had pledged approximately $7.7 million in securities pursuant to these reinsurance contracts.

Inter-company obligations

In addition to the contractual obligations of our holding company to third parties presented in the tables above, our holding company owes contractual obligations to certain of our subsidiaries that are eliminated in consolidation of our financial statements. As of December 31, 2002, our insurance company subsidiaries held $8.7 million face amount of our 8.75% Senior Debentures due 2025 and $44.0 million face amount of our 12.5% Senior Notes due 2005. Our holding company paid these subsidiaries approximately $6.3 million in interest payments in 2002 which was eliminated in consolidation.

Cash Flows

As is typical in the insurance industry, we collect cash in the form of premiums and invest that cash until claims are paid. Cash collected from premiums and cash paid for claims are included in cash flow from operations, while the cash impact from our investing activities is included in cash flow from investing activities. In periods such as 2001 and 2000, when we were exiting certain lines of business such as commercial lines and reinsurance assumed lines, we funded the payout of commercial and reinsurance assumed claims through the liquidation of invested assets, consistent with the historical insurance business model. However, this generates cash outflows from operations that can be misleading.

On a consolidated basis, net cash provided by (used in) operations for the year ended December 31, 2002 and 2001, was $122.6 million and $(11.1) million, respectively. Cash flow from operations was positive for the current period primarily due to increased residential writings in Texas and in our non-standard automobile segment. Net cash used in investing activities was $(1.1) million and $(45.0) million for the year ended December 31, 2002 and 2001, respectively as we invested cash generated by our operations in 2002 and used cash to purchase Florida Select in April, 2001. Net cash provided by (used in) financing activities was $(4.4) million and $66.3 million for the year ending December 31, 2002 and 2001, respectively. In 2002, our financing activities were essentially unchanged as we slightly increased our borrowings from the FHLB and repurchased long-term debt with cash. In 2001, we engaged in a number of stock transactions, including the issuance of 8.6 million shares of stock in a follow-on offering for approximately $64.0 million, net of underwriting discount and expenses.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations.” SFAS No. 141 address financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, “Business Combinations,” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The standard eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001 and requires that all intangible assets be accounted for separately from goodwill, for acquisitions after July 1, 2001. Vesta has applied the requirements of SFAS No. 141 to all acquisitions after July 1, 2001 and will account for future acquisitions in accordance with the new guidance.

Effective January 1, 2002, Vesta adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, which had been issued by the FASB in June 2001. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

The provisions of SFAS No. 142 no longer allow the amortization of goodwill, and certain intangible assets that have indefinite useful lives, and require that potential impairment of goodwill on those assets be tested annually. In 2001 and 2000, we amortized $3.4 million and $1.6 million, respectively, of goodwill and other intangible assets. In addition, SFAS No. 142 requires the following disclosures for goodwill and other intangible assets:

•         Changes in the carrying amount of goodwill from period-to-period;

•         The carrying amount of intangible assets by major category; and

•         The estimated intangible amortization for the next five years.

The initial adoption and application of the provisions of SFAS No. 142 did not result in the recognition of impairment losses for goodwill pursuant to a transitional impairment test. However, in the fourth quarter of 2002, we wrote off $9.1 million of goodwill associated with our discontinued health insurance ($7.9 million) and consulting ($1.2 million) business lines. The results for these lines, including the impairment charge for goodwill, are classified in discontinued operations in our Consolidated Financial Statements. For more information, please refer to Note R to our financial statements on page 80 of this report. With respect to remaining goodwill in our continuing operations, we determined that, as of December 31, 2002, there was no impairment.

Effective January 1, 2002, Vesta adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which had been issued by the FASB in October 2001. SFAS No. 144 provides a single model for treatment of the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,

Unusual and Infrequently Occurring Events and Transactions.” Adoption of SFAS No. 144 is not expected to have a material impact on Vesta’s financial position, results of operations or cash flows other than the classification of certain items in our statements of financial position, results of operations and cash flows.

Effective July 1, 2002, Vesta adopted SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which had been issued by the FASB in April 2002. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 and the amended sections of SFAS No. 13 are not applicable to Vesta and, therefore, have no effect on our financial statements. In connection with our adopting SFAS No. 145 on July 1, 2002, we reclassified gains on the extinguishment of debt from extraordinary gain on debt extinguishment to other expense in our third quarter financial statements. These reclassifications decreased other expense by $9.5 million, $1.4 million and $8.1 million for the years ending December 31, 2002, 2001 and 2000, respectively.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” related to a guarantors accounting for, and disclosures of, the issuance of certain types of guarantees. Vesta is required to adopt the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002 on a prospective basis. Management is currently reviewing the impact related to the initial recognition and measurement guarantees of this Interpretation.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. This statement is effective for 2003 and amends SFAS No. 123, “Accounting for Stock-Based Compensation” by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires additional disclosures related to the effect of stock-based compensation on reported results. Vesta has adopted the disclosure provisions of SFAS No. 148 and is currently reviewing its treatment of stock-based compensation as well as the impact of this pronouncement.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This Interpretation provides guidance on the identification and consolidation of variable interest entities (“VIEs”), whereby control is achieved through means other than through voting rights. Management is currently evaluating the impact of FIN 46.

In May 2002, the Derivatives Implementation group of the FASB exposed for comment issue No. B36, “Bifurcation of Embedded Credit Derivatives” (“DIG B36”). DIG B36 would require the bifurcation of potential embedded derivatives within modified coninsurance and funds withheld coinsurance arrangements in which the terms require the future payment of a principal amount plus a return based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets. The proposed effective date of the implementation guidance in DIG B36 is for the first fiscal quarter beginning after June 15, 2003 and would be applied on a prospective basis. The Company is currently evaluating the impact of this pronouncement.

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

The following table sets forth the estimated market values of our fixed maturity investments, mortgage and collateral loans, annuities, and equity investments resulting from a hypothetical immediate 100 basis point adverse change in interest rates and a 10% decline in market prices for equity exposures, respectively from levels prevailing at December 31, 2002.

Amount (in thousands)

Fixed Maturity Investments	$833,618
Equity Investments	26,530
Mortgage and collateral loans	11,457
Annuity liabilities	366,093

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Accountants

To the Stockholders of
Vesta Insurance Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Vesta Insurance Group, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangibles Assets” and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” In addition, as discussed in Note A to the Financial Statements, effective July 1, 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

/s/ PRICEWATERHOUSECOOPERS LLP
Birmingham, Alabama March 26, 2003

Vesta Insurance Group, Inc
Consolidated Balance Sheets
(amounts in thousands, except share data)

	December 31,

	2002	2001

Assets:
Investments:
Fixed maturities available for sale - at fair value (cost: 2002 - $829,682; 2001 - $785,049)	$863,695	$807,197
Equity securities—at fair value (cost: 2002 - $26,072; 2001 - $32,298)	27,055	31,431
Mortgage and collateral loans	12,124	43,978
Policy loans	61,278	63,949
Short-term investments	9,679	41,198
Other invested assets	36,759	47,996

Total investments	1,010,590	1,035,749
Cash	140,593	23,579
Accrued investment income	11,866	23,090
Premiums in course of collection (net of allowances for losses of $897 in 2002 and $2,684 in 2001)	128,799	47,589
Reinsurance balances receivable	355,054	357,827
Reinsurance recoverable on paid losses	79,334	76,757
Deferred policy acquisition costs	71,752	58,832
Property and equipment	22,123	18,368
Deferred income taxes	46,176	38,591
Assets held for sale	9,598	—
Goodwill and other intangible assets	134,870	109,260
Other assets	32,103	41,240

Total assets	$2,042,858	$1,830,882

Liabilities:
Policy liabilities	$ 678,419	$695,170
Losses and loss adjustment expenses	322,320	280,997
Unearned premiums	306,782	179,879
Federal Home Loan Bank advances	176,793	168,614
Reinsurance balances payable	100,860	16,464
Short term debt	30,000	29,964
Long term debt	55,795	79,432
Liabilities held for sale	5,632	—
Other liabilities	107,951	97,805

Total liabilities	1,784,552	1,548,325

Commitments and contingencies: See Note G

Deferrable Capital Securities	22,445	23,250

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, issued: 2002 - 0 and 2001 - 0	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, issued: 2002 - 38,143,037 and 2001 - 36,994,464	381	370
Additional paid-in capital	248,372	244,640
Accumulated other comprehensive income, net of tax expense of $8,131 and $4,191 in 2002 and 2001, respectively	15,101	7,784
Retained earnings (deficit)	(2,698)	32,611
Treasury stock (2,464,977 shares and 923,972 shares at cost) at December 31, 2002 and 2001, respectively	(18,250)	(6,591)
Unearned stock	(7,045)	(19,507)

Total stockholders’ equity	235,861	259,307

Total liabilities, deferrable capital securities and stockholders’ equity	$2,042,858	$1,830,882

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(amounts in thousands, except share data)
Statements of Operations

	For the Year Ended December 31,

	2002	2001	2000

Revenues:
Net premiums written	$552,164	$285,520	$210,742
Decrease (increase) in unearned premium	(54,207)	(19,519)	6,257

Net premiums earned	497,957	266,001	216,999
Policy fees	19,932	7,674	4,386
Net investment income	53,400	63,411	45,903
Realized (losses) gains	(28,582)	(1,113)	(2,061)
Agents fees and commissions	83,098	5,892	—
Other	8,277	7,803	903

Total revenues	634,082	349,668	266,130
Expenses:
Policyholder benefits	23,283	24,092	9,610
Losses and loss adjustment expenses incurred	324,306	169,596	125,432
Policy acquisition expenses	100,977	59,088	53,224
Litigation settlement charge and arbitration awards	9,029	25,000	—
Operating expenses	187,620	64,535	43,574
Interest on debt	14,922	17,565	15,105
Gain on debt extinguishment	(9,477)	(1,400)	(8,077)
Goodwill and other intangible amortization	336	3,394	1,591

Total expenses	650,996	361,870	240,459
Income (loss) from continuing operations before taxes, minority interest, and deferrable capital securities	(16,914)	(12,202)	25,671
Income tax expense (benefit)	(5,769)	(4,455)	8,491
Minority interest, net of tax	(2,479)	1,076	1,595
Deferrable capital security distributions, net of tax	1,081	1,394	1,986

Income (loss) from continuing operations	(9,747)	(10,217)	13,599
Income (loss) from discontinued operations, net of tax	(22,464)	(19,113)	(2,397)

Net income (loss)	(32,211)	(29,330)	11,202
Preferred stock dividend	—	(163)	(3,670)
Gain on redemption of preferred securities, net of tax	560	7,068	9,190

Net income (loss) available to common stockholders	$(31,651)	$(22,425)	$16,722

Basic net income (loss) from continuing operations per share	$(0.29)	$(0.38)	$0.46

Basic net income (loss) available to common stockholders per share	$(0.94)	$(0.84)	$0.92

Diluted net income (loss) from continuing operations per share	$(0.29)	$(0.38)	$0.34

Diluted net income (loss) available to common stockholders per share	$(0.94)	$(0.84)	$0.78

Statements of Comprehensive Income (Loss)

Net income (loss)	$(32,211)	$(29,330)	$11,202

Other comprehensive income, net of tax:

Unrealized holding gains (losses) on available-for-sale securities net of tax expense (benefit) of $3,877, $4,207 and $4,475 in 2002, 2001 and 2000, respectively.	7,199	7,813	8,311

Less realized gains (losses) on available-for-sale securities net of tax expense (benefit) of $(63), $1,469 and $(323) in 2002, 2001, and 2000, respectively.	(118)	2,727	(600)

	7,317	5,086	8,911
Gain on extinguishments of preferred securities net of tax expense of $74, $1,060 and $700 in 2002, 2001 and 2000, respectively	560	7,068	9,190

Comprehensive income (loss)	$(24,334)	$(17,176)	$29,303

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Unearned Stock	Total

Balance, December 31, 1999	$30	$190	$172,272	$(6,213)	$41,862	$(6,274)	$(1,802)	$ 200,065
Net income					11,202			11,202
Preferred stock dividend	—	—	—	—	(3,670)	—	—	(3,670)
Issuance of restricted stock	—	—	(1,426)	—	—	2,249	(440)	383
Treasury stock acquisitions	—	—		—	—	(56,304)	—	(56,304)
Issuance of treasury stock	—	—	(1,904)	—	—	42,179	—	40,275
Common dividends declared (0.05 per share)	—	—	—	—	(941)	—	—	(941)
Net change in unrealized gains net of tax expense of $4,798	—	—	—	8,911	—	—	—	8,911
Issuance of stock for Agent’s Trust	—	—	—	—	—	4,725	(4,725)	—
Extinguishment of preferred securities, net of tax of $700	—	—	(1,560)	—	9,190	7,560	—	15,190

Balance, December 31, 2000	30	190	167,382	2,698	57,643	(5,865)	(6,967)	215,111
Net loss	—	—	—	—	(29,330)	—	—	(29,330)
Preferred stock dividend	—	—	—	—	(163)	—	—	(163)
Issuance of restricted stock	—	8	7,285	—	—	7,357	(14,650)	—
Amortization of restricted stock awards	—	—	—	—	—	—	2,076	2,076
Treasury stock acquisitions	—	—	—	—	—	(57,218)	—	(57,218)
Issuance of treasury stock	—	—	(14,229)	—	—	49,135	—	34,906
Issuance of common stock	(30)	172	84,202	—	—	—	—	84,344
Common dividends declared (0.0875 per share)	—	—	—	—	(2,607)	—	—	(2,607)
Net change in unrealized gains net of tax expense of $2,738	—	—	—	5,086	—	—		5,086
Issuance of stock from Agent’s Trust	—	—	—	—	—	—	34	34
Extinguishment of preferred securities, net of tax of $1,060	—	—	—	—	7,068	—	—	7,068

Balance, December 31, 2001	—	370	244,640	7,784	32,611	(6,591)	(19,507)	259,307
Net loss	—	—	—	—	(32,211)	—	—	(32,211)
Forfeiture of restricted stock	—	—	—	—	—	(6,110)	6,110	—
Amortization of restricted stock awards	—	—	—	—	—	—	1,660	1,660
Tax effect of restricted stock awards	—	—	(995)	—	—	—	—	(995)
Treasury stock acquisitions	—	—	—	—	—	(1,354)	—	(1,354)
Issuance of treasury stock	—	—	—	—	—	405	—	405
Issuance of common stock	—	11	4,727	—	—	—	—	4,738
Common dividends declared (0.10 per share)	—	—	—	—	(3,658)	—	—	(3,658)
Net change in unrealized gains net of tax expense of $3,940	—	—	—	7,317	—	—	—	7,317
Issuance of stock from Agent’s Trust	—	—	—	—	—	(4,600)	4,692	92
Extinguishment of preferred securities, net of tax of $74	—	—	—	—	560	—	—	560

Balance, December 31, 2002	$—	$381	$248,372	$15,101	$(2,698)	$(18,250)	$(7,045)	$235,861

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,

	2002	2001	2000

Operating Activities:
Net income (loss)	$(32,211)	$(29,330)	$11,202
Adjustments to reconcile net income (loss) to cash used in operations
Changes in:
Loss and LAE reserves	42,873	(6,317)	(91,020)
Unearned premium reserves	91,172	39,309	(28,274)
Reinsurance balances receivable	73,609	10,262	6,044
Premiums in course of collection	(72,932)	(20,734)	17,323
Reinsurance recoverable on paid losses	(2,577)	(19,432)	20,600
Policy liabilities of traditional life insurance products	4,328	7,633	2,308
Other assets and liabilities	(17,143)	(7,514)	(10,927)
Policy acquisition costs deferred	(106,237)	(56,871)	(39,425)
Policy acquisition costs amortized	100,977	64,833	52,361
Realized losses	28,582	1,172	2,061
Amortization and depreciation	6,797	7,282	6,777
Net cash received in reinsurance transactions	14,800	—	—
Gain on debt extinguishments	(9,477)	(1,400)	(8,077)

Net cash provided by (used in) operations	122,561	(11,107)	(59,047)

Investing Activities:
Investments sold:
Fixed maturities available for sale	274,886	248,163	124,517
Equity securities	10,928	3,338	491
Maturities, paydowns, calls and other	106,242	71,294	33,131
Investments acquired:
Fixed maturities available for sale	(431,838)	(276,166)	(90,889)
Equity securities	(6,166)	(16,555)	(13,388)
Other invested assets	14,390	(275)	(21,569)
Net cash paid for acquisition	7,020	(56,942)	(13,561)
Net (increase) decrease in short-term investments	31,519	(11,744)	112,900
Assets held for sale	(5,871)	—	—
Additions to property and equipment	(5,336)	(6,336)	(6,733)
Dispositions of property and equipment	3,084	232	3,758

Net cash provided by (used in) investing activities	(1,142)	(44,991)	128,657

Financing Activities:
Net change in short term debt	36	24,964	—
Net change in FHLB borrowings	8,179	14,651	11,684
Net deposits and withdrawals from insurance liabilities	1,479	(9,705)	(5,644)
Retirement of long term debt and preferred securities	(9,492)	—	(51,717)
Issuance of common stock	—	96,381	32,678
Acquisition of common stock	(949)	(57,218)	(56,303)
Dividends paid	(3,658)	(2,770)	(4,611)

Net cash provided by (used in) financing activities	(4,405)	66,303	(73,913)
Increase (decrease) in cash	117,014	10,205	(4,303)
Cash at beginning year	23,579	13,374	17,677

Cash at end of year	$140,593	$23,579	$13,374

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note A - Significant Accounting Policies

Nature of Operations: Vesta is a holding company whose principal assets are investments in the capital stock of a group of wholly owned subsidiaries that constitute the Vesta Insurance Group, Inc. (“Vesta Group”). The Vesta Group offers financial services through the production, distribution, and administration of property-casualty and life insurance products. The lead insurers in the Vesta Group are Vesta Fire Insurance Corporation and American Founders Life Insurance Company. In the fourth quarter of 2002, we discontinued our health insurance and consulting lines of business. In 1999 and 2000, we discontinued the commercial line of business and our reinsurance assumed line of business, respectively. Each of these business lines have been segregated from continuing operations herein for all periods presented. See Note R for further discussion of our discontinued operations.

Principles of Consolidation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Vesta Insurance Group, Inc. and its operating subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of the Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining the premiums in course of collection, reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables and impairment of assets.

Investments: Investment securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. Mortgage loans, policy loans, and collateral loans are stated at the aggregate unpaid principal balances, less any unamortized premium or discount and less allowance for possible losses and permanent impairments, if required.

Short-term investments are carried at cost and include investments in certificates of deposit and other interest-bearing time deposits with original maturities of one year or less.

Gains and losses realized on the disposition of investments are recognized as revenues and are determined on a specific identification basis. Unrealized gains and losses on equity securities and fixed maturities available for sale, net of deferred income taxes, are reflected directly in stockholders’ equity. If an investment becomes other than temporarily impaired, such impairment is treated as a realized loss and the investment is adjusted to net realizable value. An investment in a debt or equity security is impaired if its fair value falls below its book value and the decline is considered other than temporary. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which fair value has been below cost; the financial condition and near term prospects of the issuer; and, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. A debt security is impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms. Equity investments are impaired when it becomes apparent that the Company will not recover its cost over the expected holding period. Other-than-temporary declines in fair value of investments are included in realized gains and losses. For the year ended December 31, 2002, we recognized other than temporary impairment losses of $8.0 million.

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

Recognition of Revenue: Revenue is recognized as follows:

•          Earned premiums on property-casualty business are recognized as revenue on a pro rata basis over the policy term. Reinsurance premiums ceded are similarly pro-rated with the prepaid portion recorded as an asset in the Consolidated Balance Sheet.

•          Agency commission income is recognized at the later of the billing or effective date of the related insurance policies, net of an allowance for estimated policy cancellations.

•          Premiums on traditional life contracts are recognized as income when due.

•          Premiums for accident and health policies are recognized in proportion to the insurance protection provided over the period covered by the policies.

•          Policy fees are recorded as revenue on a pro-rata basis over the policy term.

Losses and Loss Adjustment Expenses: The liability for losses and loss adjustment expenses (‘‘LAE’’) includes an amount determined from loss reports and individual cases. It also includes an amount for losses incurred but not reported (“IBNR”) which is based on historical experience. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings currently. These reserves are established on an undiscounted basis and are reduced for estimates of salvage and subrogation.

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

For investment contracts without mortality risk (such as deferred annuities and immediate annuities with benefits paid for a certain period), premium deposits and benefit payments are recorded as increases or decreases in a liability account, rather than as revenue and expense. We record as revenue any amounts charged against the liability account for the cost of insurance, policy administration, and surrender penalties. Any interest credited to the liability account and any benefit payments which exceed the contract liability account balance are recorded as expenses. As of December 31, 2002 and 2001, approximately $112.5 million and $95.7 million, respectively, of Vesta’s annuity reserves are subject to discretionary withdrawal without surrender charges or other adjustments.

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

Deferred Policy Acquisition Costs: Commissions and other costs that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies to which they relate. Anticipated investment income is considered in determining recoverability of deferred acquisition costs.

The costs to acquire blocks of life insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. We amortize the present value of future profits over the premium payment period. The unamortized present value of future profits was approximately $13.9 million and $20.9 million at December 31, 2002 and 2001, respectively. During 2002, we reduced value of business acquired (“VOBA”) by approximately $6.0 million and recorded deferred revenue of $8.8 million in relation to an increase in our ceded reinsurance with Employers Reinsurance Corporation (“ERC”) from 35% to 62.5%. In 2002, we amortized $.3 million of deferred revenue, and the balance at December 31, 2002 was $8.5 million. During 2001, $4.5 million of present value of future profits was capitalized (relating to acquisitions made during the year). During the years ending December 31, 2002 and 2001, we recognized amortization expenses associated with future profits of $1.8 million and $1.5 million, respectively. Estimated amortization expense for each of the next five years is as follows (in thousands):

For the year ended December 31,
2003	$746
2004	$708
2005	$673
2006	$639
2007	$607

Reinsurance: We report assets and liabilities related to insurance contracts before the effects of reinsurance. Reinsurance receivables and prepaid reinsurance premiums (including amounts related to insurance liabilities) are reported as assets. Estimated reinsurance receivables are recognized in a manner consistent with the liabilities related to the underlying insurance contracts. Reinsurance recoverables represent amounts due from reinsurers for paid losses.

Minority Interest: Minority interest in consolidated subsidiaries totaled $14.8 million and $16.1 million and is included in other liabilities at December 31, 2002 and 2001, respectively.

Income Taxes: Vesta accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Property and Equipment: Property and equipment is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight-line method over the estimated useful lives of these assets that range from 1 to 15 years. Ordinary maintenance and repairs are charged to expense as incurred.

A summary of property and equipment used in the business at December 31, 2002 and 2001 is as follows (in thousands):

	2002	2001	Estimated Useful Lives

Building and real estate	$6,406	$5,570	3-9 yrs
Data processing equipment	26,390	24,616	3-15 yrs
Furniture and office equipment	9,842	7,721	1-5 yrs
Other	5,412	3,622	1-5 yrs

	48,050	41,529
Accumulated depreciation	(25,927)	(23,161)

Net Property and Equipment	$22,123	$18,368

Depreciation expense on property and equipment used in the business was $5.5 million, $3.9 million, and $3.3 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Goodwill and other intangible assets: Goodwill and other intangible assets at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Goodwill	$135,604	$112,973
Intangible assets not subject to amortization	3,150	—
Intangible assets subject to amortization	2,400	2,400

	141,154	115,373
Accumulated amortization	(6,284)	(6,113)

Net goodwill and other intangible assets	$134,870	$109,260

Reclassification: Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported total assets, total liabilities, stockholders’ equity or net income during the periods involved.

Income Per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts that could be exercised or converted into common shares. Reconciliations of net income available to common shareholders and average shares outstanding as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Net income (loss) available to common shareholders	$(31,651)	$(22,425)	$16,722
Preferred stock dividends on convertible preferred stock	—	163	2,252

Adjusted net income (loss) available to common shareholders	$(31,651)	$(22,262)	$18,974

Average shares outstanding — basic	33,793	26,652	18,240
Stock options and restricted stock *	—	—	115
Convertible preferred stock *	—	—	5,900

Average shares outstanding — diluted	33,793	26,652	24,255

      *   In 2002 and 2001, 184 thousand and 1.2 million shares, respectively, had an anti-dilutive effect and were excluded in accordance with SFAS No. 128

Stock based compensation: During 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The Statement defines a fair value based method of accounting for an employee stock option. It also allows an entity to continue using the intrinsic value based accounting method prescribed by the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Vesta has continued to use this method to account for its stock options and other forms of stock based compensation. However, SFAS No. 123 requires entities electing to remain with the intrinsic method of accounting to provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as well as other disclosures about Vesta’s stock-based employee compensation plans.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if Vesta had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.03%, 5.13% and 6.50%; dividend yields of 2.36%, 1.0% and 1.0%; volatility factor of the expected market price of Vesta’s common stock of 79.10, 88.97, and 78.39; and a weighted-average expected life of the options of ten years.

Vesta’s actual and pro forma information is as follows (in thousands, except for earnings per share information):

	Year Ended December 31,

	2002	2001	2000

Net income (loss) available to common shareholders
As reported	$(31,651)	$(22,425)	$16,722
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1,079	1,350	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,515)	(1,614)	(211)

Pro forma	$(32,087)	$(22,689)	$16,511

Net income (loss) available to common shareholder per share — basic
As reported	$(0.94)	$(0.84)	$0.92
Pro forma	$(0.95)	$(0.85)	$0.91
Net income (loss) available to common shareholder per share — diluted
As reported	$(0.94)	$(0.84)	$0.78
Pro forma	$(0.95)	$(0.85)	$0.77

New Accounting Standards: In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 address financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The standard eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001 and requires that all intangible assets be accounted for separately from goodwill, for acquisitions after July 1, 2001. Vesta has applied the requirements of SFAS No. 141 to all acquisitions after July 1, 2001 and will account for future acquisitions in accordance with the new guidance.

Effective January 1, 2002, Vesta adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, which had been issued by the FASB in June 2001. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

The provisions of SFAS No. 142 no longer allow the amortization of goodwill, and certain intangible assets that have indefinite useful lives, and require that potential impairment of goodwill on those assets be tested annually. In addition, SFAS No. 142 requires the following disclosures for goodwill and other intangible assets:

•          Changes in the carrying amount of goodwill from period-to-period;

•          The carrying amount of intangible assets by major category; and

•          The estimated intangible amortization for the next five years.

The initial adoption and application of the provisions of SFAS No. 142 did not result in the recognition of impairment losses for goodwill pursuant to a transitional impairment test. However, in the fourth quarter of 2002, we wrote off $9.1 million of goodwill associated with our discontinued health insurance ($7.9 million) and consulting ($1.2 million) business lines. The results for these lines, including the impairment charge for goodwill, are classified in discontinued operations in our Consolidated Financial Statements (see Note R for further discussion). With respect to remaining goodwill in our continuing operations, we determined that, as of December 31, 2002, there was no impairment.

Effective January 1, 2002, Vesta adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which had been issued by the FASB in October 2001. SFAS No. 144 provides a single model for treatment of the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Adoption of SFAS No. 144 is not expected to have a material impact on Vesta’s financial position, results of operations or cash flows other than the classification of certain items in our statements of financial position, results of operations and cash flow.

Effective July 1, 2002, Vesta adopted SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which had been issued by the FASB in April 2002. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 and the amended sections of SFAS No. 13 are not applicable to Vesta and, therefore, have no effect on our financial statements. In connection with our adopting SFAS No. 145 on July 1, 2002, we reclassified gains on the extinguishment of debt from extraordinary gain on debt extinguishment to other expense in our third quarter financial statements. These reclassifications decreased other expense by $9.5 million, $1.4 million and $8.1 million for the years ending December 31, 2002, 2001 and 2000, respectively.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” related to a guarantors accounting for, and disclosures of, the issuance of certain types of guarantees. Vesta is required to adopt the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002 on a prospective basis. Management is currently reviewing the impact related to the initial recognition and measurement guarantees of this Interpretation.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. This statement is effective for 2003 and amends SFAS No. 123, “Accounting for Stock-Based Compensation” by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires additional disclosures related to the effect of stock-based compensation on reported results. Vesta has adopted the disclosure provisions of SFAS No. 148 and is currently reviewing its treatment of stock-based compensation as well as the impact of this pronouncement.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This Interpretation provides guidance on the identification and consolidation of variable interest entities (“VIEs”), whereby control is achieved through means other than through voting rights. Management has completed an analysis of FIN 46 and has determined that Vesta does not have VIEs.

In May 2002, the Derivatives Implementation group of the FASB exposed for comment issue No. B36, “Bifurcation of Embedded Credit Derivatives” (“DIG B36”). DIG B36 would require the bifurcation of potential embedded derivatives within modified coninsurance and funds withheld coinsurance arrangements in which the terms require the future payment of a principal amount plus a return based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets. The proposed effective date of the implementation guidance in DIG B36 is for the first fiscal quarter beginning after June 15, 2003 and would be applied on a prospective basis. The Company is currently evaluating the impact of this pronouncement.

Note B – Acquisitions

In January 2002, we completed three acquisitions: (1) the acquisition of certain assets of InsureOne Agency and the renewal rights to a book of non-standard automobile business; (2) acquisition of the nonstandard automobile related assets of Harbor Insurance Group; and (3) purchase of the common stock of Old American Investments. The estimated combined purchase prices for these acquisitions was $36.8 million, with $16.6 million due at closing and $20.2 million due upon the occurrence of certain future events. The transactions have been accounted for as purchases. Summarized below is an allocation of assets and liabilities acquired (in thousands and unaudited):

Assets acquired:
Cash	$27,716
Property, Plant & Equipment	2,720
Deferred policy acquisition costs	9,469
Other assets	16,892
Intangible assets	3,150
Goodwill	34,206

Total assets	$94,153

Liabilities acquired:
Unearned premiums	$35,731
Other liabilities	41,817

Total liabilities	$77,548

On August 1, 2002, Instant acquired a 100% interest in Driver’s Choice Insurance Services, LLC. The transaction has been accounted for as a purchase. Summarized below is an allocation of assets and liabilities acquired (in thousands and unaudited):

Assets acquired:
Cash	$(59)
Other assets	1,041
Goodwill	916

Total assets	$1,898

Liabilities acquired:
Payables and other liabilities	$1,898

Total liabilities	$1,898

Effective April 1, 2001, we acquired Florida Select Insurance Holdings Inc., the parent company of Florida Select Insurance Company for cash of approximately $66.4 million. Florida Select is the eighth largest residential homeowners insurer in the state of Florida with approximately $137.7 million of assets and $60.0 million of annual gross written premium. The transaction has been accounted for as a purchase. Summarized below is an allocation of assets and liabilities acquired (in thousands and unaudited):

Assets acquired:
Invested assets	$56,707
Cash	24,895
Other assets	19,465
Intangible assets	2,400
Goodwill	34,215

Total assets	$137,682

Liabilities acquired:
Loss and LAE reserves	$22,019
Unearned premiums	36,582
Other liabilities	12,668

Total liabilities	$71,269

On October 1, 2001, our subsidiary, Instant, acquired a 75% interest in Spacecoast Holdings, Inc. for $3.7 million. On October 31, 2001, Instant acquired A-Affordable Insurance Agency of Texas for approximately $8.5 million. These transactions have been accounted for as purchases. Summarized below is an allocation of assets and liabilities acquired (in thousands and unaudited):

Assets acquired:
Cash	$3,211
Other assets	1,746
Goodwill	11,874

Total assets	$16,831

Liabilities acquired:
Payables and other liabilities	$4,590

Total liabilities	$4,590

Summarized below are the consolidated results of operations for the years ended December 31, 2002 and 2001 on an unaudited pro forma basis as if the acquisitions had occurred as of the beginning of each period presented. The pro forma information is based on our consolidated results of operations for the years ended December 31, 2002 and 2001 and on data provided by the acquired companies, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises (in thousands, except per share amounts and unaudited):

	Year ended December 31,

	2002	2001

Total revenues	$643,338	$465,882
Income (loss) available to common shareholders	$(32,008)	$(18,510)
Income (loss) available to common shareholders per share - basic	$(0.95)	$(0.69)
Income (loss) available to common shareholders per share - diluted	$(0.95)	$(0.69)

Note C – Goodwill and Other Intangible Assets

In June, 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” having a required effective date for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to at least annual impairment testing as prescribed by the new Statements. Other intangible assets will continue to be amortized over their useful lives. We adopted SFAS No. 142 effective January 1, 2002.

SFAS No. 142 prescribed transitional rules and required that we perform an assessment of whether there was an indication of impairment as of the date of adoption. Companies had up to six months from the date of adoption to determine the fair value of each of their reporting units and compare fair values to each reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, there is an indication that the reporting unit’s goodwill may be impaired and a second test had to be performed pursuant to the transitional rules. The second step required that companies compare the implied fair value of each reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption.

Upon our initial adoption of SFAS No. 142, we identified three reporting units that would be tested for goodwill impairment: homeowners’ insurance operations; life insurance operations; and non-standard automobile insurance operations. In connection with our evaluation of goodwill, we engaged a third party regularly involved in the valuation of insurance companies to perform a valuation analysis of our reporting units. Based upon (a) the historical financial performance of each unit; (b) the most recent financial performance of each unit; (c) management’s financial forecast for each reporting unit; (d) information regarding publicly available financial terms of recent transactions in the insurance industry; (e) current and historical market prices of the common stock of comparable companies in the insurance industry; and (f) other publicly available information, management concluded that there was no goodwill impairment with respect to any of our reporting units. Accordingly, we were not required to perform the second test prescribed by SFAS No. 142.

At December 31, 2002, we have recorded goodwill and other intangible assets for each reporting unit as follows: (a) homeowners’ insurance operations — $56.5 million; (b) life insurance operations — $10.8 million; and (c) non-standard automobile agency operations — $67.6 million. With respect to our continuing operations reporting units, we have concluded that there was no goodwill impairment as of December 31, 2002.

In the fourth quarter of 2002, we wrote off $9.1 million of goodwill associated with our discontinued health insurance ($7.9 million) and consulting ($1.2 million) business lines. (See Note R for further discussion of discontinued operations).

For the years ended December 31, 2001 and 2000, we recorded $2.2 million and $1.0 million, respectively, in amortization of goodwill. The impact of amortization of goodwill on net income was as follows (in thousands, except per share data):

	Year ended December 31, 2001 2000

Reported net income (loss)	$(29,330)	$11,202
Add back:
Goodwill amortization, net of income taxes	2,206	1,034

Net income (loss) excluding goodwill amortization, net of income taxes	$(27,124)	$12,236

Basic net income per common share
Reported net income (loss)	$(1.10)	$0.61
Add back:
Goodwill amortization, net of income taxes	0.08	0.06

Net income (loss) excluding goodwill amortization, net of income taxes	$(1.02)	$0.67

Weighted average number of common shares outstanding (basic)	26,652	18,240

Diluted net income per common share
Reported loss income (loss)	$(1.10)	$0.46
Add back:
Goodwill amortization, net of income taxes	0.08	0.04

Net income (loss) excluding goodwill amortization, net of income taxes	$(1.02)	$0.50

Weighted average number of common shares outstanding (diluted)	26,652	24,255

The changes in the carrying amount of goodwill and other intangible assets for the years ended December 31, 2002 and 2001 are as follows (in thousands):

Balance as of January 1, 2001	$17,797
Goodwill and other intangible assets acquired	94,857
Amortization	(3,394)

Balance as of December 31, 2001	109,260
Goodwill and other intangible assets acquired and other adjustments	35,061
Amortization	(336)
Impairment charge	(9,115)

Balance as of December 31, 2002	$134,870

Amortization expense recorded on the intangible assets for each of the years ended December 31, 2002 and 2001 was $.3 million and $.2 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

For the year ended December 31,

2003 $300
2004 250
2005 200
2006 200
2007 200

Note D - Statutory Accounting and Regulation

Vesta’s insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from accounting principles generally accepted in the United States of America (“GAAP”). The most significant differences between GAAP and statutory accounting principles are as follows: (a) under GAAP acquisition costs of obtaining new business are deferred and amortized over the policy period rather than charged to operations as incurred; (b) under GAAP certain items are reported as assets (property and equipment, agents’ balances, prepaid expenses) rather than being charged directly to surplus as nonadmitted items; (c) statutory accounting disallows reserve credits for reinsurance in certain circumstances; (d) under GAAP bonds classified as available-for-sale are recorded at their market values instead of amortized cost; (e) under GAAP benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions rather than under statutory prescribed assumptions; (f) under GAAP the Asset Valuation Reserve and Interest Maintenance Reserve established for statutory accounting purposes are restored to stockholders’ equity (g) under GAAP other assets such as deferred income taxes and goodwill are not limited to statutory prescribed percentages of equity with any excess charged directly to surplus as nonadmitted items.

The following is a summary of selected statutory financial information for our primary insurance subsidiaries at December 31, 2002 and 2001 (in thousands):

	2002	2001

Statutory Capital and Surplus:
Vesta Fire Insurance Corporation	$200,086	$235,935
American Founders Life	$30,683	$35,030

Statutory net income:
Vesta Fire Insurance Corporation	$(74,252)	$68,544
American Founders Life	$(15,304)	$8,761

Restrictions on Dividends to Stockholder and Transactions between Affiliates: Transactions between Vesta and its insurance subsidiaries, including the payment of dividends and management fees to Vesta by such subsidiaries, are subject to certain limitations under the insurance laws of those subsidiaries’ domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends out of unassigned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, such dividends do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. On October 29, 2001, the Illinois Insurance Department published a Company Bulletin that indicates that the Department interprets these dividend limitations to prohibit the payment of dividends if the insurer has negative or zero “unassigned funds” at the end of the prior year, as reported on its statutorily required annual statement. Our lead insurance subsidiary, Vesta Fire, reported negative “unassigned funds” in its annual statement for 2002. Accordingly, we may not be able to declare and pay a dividend from our lead insurance company subsidiary for the foreseeable future without prior approval.

Risk-Based Capital Requirements: The NAIC adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its “risk-based capital” (“RBC”) by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its “authorized control level” of RBC.

Based upon calculations by Vesta, the RBC levels of our primary insurance subsidiaries do not trigger regulatory attention. The RBC levels of each of our other insurance subsidiaries also do not trigger regulatory attention except for Texas Select Lloyds Insurance Company (“TSLIC”). TSLIC has $3.5 million in total adjusted capital, but is required to have more than $4.4 million in order to avoid regulatory action. This situation is due primarily to how RBC is impacted by TSLIC’s 50% quota share reinsurance agreement, entered into in December 2002, with unaffiliated insurance companies that have received ratings of A and A+ by A.M. Best. In addition to the “Excellent” and “Superior” A.M. Best ratings, the reinsurers have provided to TSLIC letters of credit in amounts equal to reserve and unearned premiums assumed by them. Notwithstanding the financial strength of the reinsurers and the letters of credit held by TSLIC, Vesta is taking steps to increase the surplus of TSLIC to a level that satisfies appropriate regulators.

Note E - Investment Operations

Vesta’s investment income is summarized as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Fixed maturities	$43,984	$48,586	$39,264
Equity securities	1,135	1,295	1,047
Short-term investments	8,612	11,593	5,093
Other	398	2,686	2,132

	54,129	64,160	47,536
Less investment expense	(729)	(749)	(1,633)

Net investment income from continuing operations	$53,400	$63,411	$45,903

An analysis of gains (losses) from investments is as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Realized investment gains (losses) from:
Fixed maturities	$384	$3,575	$(342)
Equity securities	(565)	680	(581)
Collateral loans	(28,500)	(6,080)
Other	99	712	—

	$(28,582)	$(1,113)	$(923)

Net change in unrealized investment gains (losses) on:
Fixed maturities available for sale	$9,341	$7,950	$13,032
Equity securities available for sale	1,916	(126)	677
Less: Applicable tax expense	3,940	2,738	4,798

Net change in unrealized gains	$7,317	$5,086	$8,911

During 2002, we actively pursued collection of approximately $27 million in loans held as assets by American Founders, including the filing of civil lawsuits seeking to collect these loans and cooperation with the Mexican Attorney General in a criminal investigation related to the conduct of some of the individuals responsible for these loans. We believed that these collection efforts would yield in a short time period positive indications that the individuals responsible for repaying these loans would acknowledge their obligations and voluntarily perform. As of December 31, 2002, we had seen no indications that these individuals would do so, and we expect protracted civil litigation with them. Accordingly, we concluded that these loans were impaired and recorded an estimated loss on these loans equal to their entire balance.

A summary of fixed maturities and equity securities by amortized cost and estimated fair value at December 31, 2002 and 2001 is as follows (in thousands):

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2002
United States Government	$56,940	$5,247	$4	$62,183
States, municipalities and political subdivisions	34,059	2,571	1	36,629
Corporate	271,081	18,197	8,005	281,273
Mortgage-backed securities, GNMA collateral	467,602	17,271	1,263	483,610

Total Fixed Maturities	829,682	43,286	9,273	863,695
Equity securities	26,072	1,994	1,011	27,055

Total portfolio	$855,754	$45,280	$10,284	$890,750

2001
United States Government	$76,161	$3,530	$130	$79,561
States, municipalities and political subdivisions	29,922	1,778	142	31,558
Corporate	306,570	11,570	5,044	313,096
Mortgage-backed securities, GNMA collateral	372,396	12,298	1,712	382,982

Total Fixed Maturities	785,049	29,176	7,028	807,197
Equity securities	32,298	545	1,412	31,431

Total portfolio	$817,347	$29,721	$8,440	$838,628

A schedule of fixed maturities by contractual maturity at December 31, 2002 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions (in thousands).

	Amortized Cost	Fair Value

Due in one year or less	$21,135	$21,355
Due from one to five years	107,485	114,496
Due from five to ten years	155,082	162,065
Due in ten years or more	78,378	82,169
Mortgage backed securities	467,602	483,610

Total	$829,682	$863,695

As part of a modified coinsurance agreement with Employers Reinsurance Corporation, our life insurance subsidiary is holding $170.0 million of invested assets for the benefit of Employers Re. Additionally, we have pledged investments having a market value of $183.6 million to the Federal Home Loan Bank.

Gross gains (losses) realized on the sale of equity securities were $(.6) million, $.4 million and $(.6) million in 2002, 2001 and 2000, respectively. Gross gains realized on the sale of fixed maturities were $10.5 million, $3 million and $1.4 million in 2002, 2001 and 2000, respectively. Gross losses on the sale of fixed maturities were $10.2 million, $.5 million and $1.8 million in 2002, 2001 and 2000, respectively.

We maintain a mortgage loan portfolio consisting of first-lien residential and commercial mortgages. At December 31, 2002, our residential mortgages had carrying values of approximately $28.0 million and commercial mortgages had carrying values of approximately $9.3 million. In the fourth quarter of 2002, we wrote off approximately $27 million of impaired collateralized loans held as investments by our life insurance subsidiary.

Bonds with a fair value of $71.2 million and $76.1 million were on deposit with certain states in accordance with their insurance regulations at December 31, 2002 and 2001, respectively.

Note F - Reserves for Losses and Loss Adjustment Expenses

The table below presents a reconciliation of beginning and ending loss and LAE reserves for the last three years (in thousands):

	Year Ended December 31,

	2002	2001	2000

Gross losses and LAE reserves at beginning of year	$280,997	$263,689	$354,709
Reinsurance receivable	(167,281)	(170,050)	(186,559)

Net losses and LAE reserves at beginning of year	113,716	93,639	168,150
Acquisitions	—	22,019	—
Increases (decreases) in provisions for losses and LAE for
Claims incurred:
Current year	334,758	162,984	169,333
Prior years	35,486	34,355	(5,862)
Losses and LAE payments for claims incurred:
Current year	(198,747)	(119,668)	(120,888)
Prior years	(89,032)	(79,613)	(117,094)

Net losses and LAE reserves at end of year	196,181	113,716	93,639
Reinsurance receivable	126,139	167,281	170,050

Gross losses and LAE reserves	$322,320	$280,997	$263,689

In 2002, Vesta received two arbitration cases rulings with USF&G and NRMA. Both companies reinsured Vesta companies, and Vesta fully expected to recover all unpaid liabilities. However, as disclosed during the year, the impact of these cases resulted in adverse development to Vesta of $13.6 million and $23.6 million, respectively. Therefore, the total adverse development recognized in 2002 was $35.5 million for the cumulative prior years. In 2001, the $34.3 million in adverse development of prior years is primarily due to a $30.0 million charge taken on our discontinued lines of business. The main contribution to the adverse development was liability exposures written in the 1980’s.

Vesta discontinued its commercial and assumed reinsurance lines of business in 1999 and 2000, respectively. The variability in reserves is largely due to the ultimate disposition of individual claims. The absence of other risk factors from this listing does not imply that additional factors will not be identified in the future that will have a significant influence on our reserves.

Note G - Commitments and Contingencies

Securities Litigation

In 2001, Vesta settled a securities class action that had been pending since 1998. In connection with that settlement, we advanced approximately $5.4 million due from two issuers of directors and officers insurance policies and recorded a receivable for that amount due from those insurers. We collected that $5.4 million in cash during 2002.

Also in connection with that settlement, the issuer of our primary directors’ and officers’ insurance policy, which was intended to cover the initial $25 million of settlement costs and related expenses, denied coverage and refused to fund its share of the settlement costs. We sued that insurer in Alabama state court alleging that its action was taken in bad faith. In February 2003, we settled that claim and collected $16 million in cash.

Health insurance related lawsuits

Vesta and two former officers of Vesta are defendants in a lawsuit styled James H. Cashion, Jr. d/b/a American Health Underwriters v. Vesta Insurance Group, Inc., et al. Plaintiff, a former general agent of our subsidiary States General Life Insurance Company, which we purchased in 2001, alleges that the defendants engaged in an actionable civil conspiracy to tortiously interfere with his agency contracts. The civil conspiracy claim is premised, in part, on certain payments made to two former officers of Vesta by another agent who replaced Mr. Cashion. The Plaintiff is seeking actual and punitive damages. Vesta denies tortiously interfering with plaintiff’s agency contract, believes the claims asserted against it have no merit, and is vigorously defending this lawsuit. The case is set for trial on May 12, 2003, but is likely to be rescheduled later in 2003. In the opinion of management, resolution of the lawsuit is not expected to have a material adverse effect on our financial position.

On December 30, 2002, States General provided the contractually required notice of termination of its exclusive agency contract with Jimmy Walker, Sr., and that contract will expire in accordance with its terms on June 30, 2003. At the same time, another of our affiliates ceased loaning money to Mr. Walker and exercised its right to receive certain commissions earnings on the policies placed in force by Mr. Walker, which Mr. Walker had assigned to us as collateral for his indebtedness to us. At December 31, 2002, the outstanding balance owed by Mr. Walker was approximately $2.5 million. Mr. Walker contended that these actions constituted a premature termination of his agency contracts and threatened litigation. In the interest of resolving this issue expeditiously, we filed a lawsuit in Jefferson County, Alabama seeking a declaratory judgment that our receipt of these assigned commissions is in accordance with an enforceable collateral assignment of commissions document and otherwise lawful. We also filed for arbitration seeking a declaration that our actions were in accordance with our agency contracts with Mr. Walker and otherwise lawful. In the opinion of management, resolution of the lawsuit is not expected to have a material adverse effect on our financial position.

Life insurance related lawsuits

Our subsidiary, American Founders, is a defendant in a lawsuit brought by a judgment creditor of IFS Holdings, Inc. – the former holder of American Founders’ series A and C preferred stock – alleging that

American Founders redeemed its Series A and Series C preferred stock from IFS Holdings, Inc. for less than “reasonably equivalent value,” and, therefore, engaged in a voidable fraudulent transfer. American Founders believes (i) that the redemption transaction was for reasonably equivalent value; (ii) that the allegations brought against it in this lawsuit are without merit. We have vigorously defended this action. In the opinion of management, resolution of the lawsuit is not expected to have a material adverse effect on our financial position. However, depending upon the amount and timing, an unfavorable resolution of this matter could materially affect American Founders’ future operations or cash flows in a particular period.

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

Reinsurance Arbitration/Litigation

As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire’s 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $33.4 million at December 31, 2002. Additionally, we have previously collected approximately $48.5 million from the drawdown of collateral on hand. Such amount, net of related expenses, has been reflected in the 2002 financial statements.

NRMA Insurance Ltd. (“NRMA”), one of the participants in the 20 percent whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We also filed for arbitration against Alfa Mutual Insurance Company and Dorinco Reinsurance Company, the other two participants on the treaty. All those arbitrations are in the discovery stages. Additionally, Alfa filed a Motion for Declaratory Judgment asking the arbitration panel to order that there is no enforceable agreement between Alfa and Vesta or alternatively, that there is no coverage for developmental losses under the treaty. After a hearing in June 2002, the arbitration panel denied Alfa’s motion. The hearing on the merits of the arbitration with Alfa is scheduled for May 2003. On December 16, 2002, Dorinco filed a motion for an order that the treaty does not cover developmental losses. A decision on that motion is pending. On June 19, 2002, the panel in the NRMA arbitration issued an order to bifurcate the arbitration, and scheduled a hearing for the week of October 28, 2002 to decide the issue of coverage for developmental losses under the treaty. On September 6, 2002, the panel notified the parties that it would make such determination on this specific issue on the papers and filings submitted by the parties without the necessity of a live hearing. On November 6, 2002 the Company was recently notified by the panel that it ruled that the treaty does not apply to loss occurrences prior to July 1, 1997. As a result, Vesta recorded a $23.6 million pre-tax non-operating charge as a revision of our estimated reinsurance recoverable in the third quarter of 2002. This ruling does not set a binding precedent regarding Vesta’s other arbitrations and, accordingly, we have not recorded any change in our estimate of our recoverable from the other treaty participants as a result of this ruling. In February 2003, Vesta filed a petition to vacate the NRMA panel ruling in the U.S. District Court for the Northern District of Alabama. There has been no decision on this petition. While management continues to believe its interpretation of the treaty’s terms and computations based thereon are correct, these matters are in arbitration and their ultimate outcome cannot be determined at this time. If rescission on all three treaties was awarded by three separate arbitration panels, we would incur a charge of approximately $57.0 million.

We are in arbitration with CIGNA Property and Casualty Insurance Company (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claims are due under the terms of the treaty. At that time, the treaty was terminated on a cut-off basis. In the pending arbitration Vesta is seeking, among other things, recoupment of all believed improper claims payments and excessive expense allocations and charges from CIGNA. The arbitration was bifurcated into two phases with Phase I concentrating on the interpretation of the intent of the parties related to the expense reimbursement provisions of the treaty at the time it was entered. Phase II, which is ongoing, relates to any remaining issues between the parties, including those that exist with regard to an audit of expenses ceded to the treaty which Vesta intends to conduct. The Phase I hearing was held in February 2002 and the panel ruled that (i) the Company is responsible for the payment of ceding commissions provided for in the treaty and should pay any outstanding billings for commissions and paid claims, plus interest; (ii) the Company may proceed with an audit of expenses ceded to the treaty; and (iii) the parties should identify any further issues to be brought before the arbitration panel for phase two of the hearing. The Phase II hearing has not yet been scheduled.

If the amounts recoverable under the relevant treaties are ultimately determined to be materially less than the amounts that we have reported as recoverable, we may incur a significant, material, and adverse impact on our financial condition and results of operations.

During 1999, F&G Re (on behalf of USF&G), filed for arbitration under two aggregate stop loss reinsurance treaties whereby F&G Re assumed certain risks from Vesta. F&G Re is seeking to cancel the treaties and avoid its obligation. Based on the terms of the two treaties, Vesta was entitled to recoveries of approximately $30.0 million as losses from prior accident years mature and had recorded a reinsurance recoverable of $30.0 million at December 31, 2001. The hearing in this arbitration began on February 11, 2002. The hearing was adjourned on February 15, 2002 and resumed on June 11, 2002, and the panel awarded Vesta $15 million, plus interest of $1.4 million. Accordingly, we recorded a pre-tax charge of approximately $13.6 million in the second quarter of 2002. The charge related to this award was recorded in our Assumed Reinsurance segment, which is reflected herein as a discontinued operation, consistent with the manner in which premiums and losses under these contracts were originally recorded.

Muhl vs. Vesta is a case pending in the supreme Court of the State of New York, County of New York, brought by the Liquidator of Midland Insurance Company (“Midland”), claiming recoveries under two alleged retrocession agreements (Pool I and Pool III) between Midland and Interstate Fire Insurance Company, Vesta’s predecessor in interest. The Liquidator’s claims against Vesta under Pool I and Pool III have been severed.

Third party auditors hired by Vesta have identified coverage issues that cast doubt on the validity of a number of claims. In addition, there is no actual retrocessional agreement that evidences the terms and conditions of Pool III which involves 71% or more of the incurred losses at issue. Although there are other tangential documents that the Liquidator may attempt to rely on to prove liability under Pool III, we believe that the Liquidator will not be able to establish liability for any portion of the Pool III claims. We also believe that a number of the losses allegedly incurred in connection with Pool I may be avoided on specific coverage grounds. We are defending this matter vigorously and are reasonably optimistic regarding the ultimate outcome, although an adverse ruling in this case could have a material effect on our financial condition.

Nichols vs. Vesta Fire Insurance Corporation is a lawsuit brought by the Liquidator of Delta America Re Insurance Company in Kentucky state court to recover losses alleged under reinsurance contracts entered into in the 1970’s. Vesta removed the action to federal court and successfully moved to compel arbitration. Each party has selected a party arbitrator but as yet there is no neutral umpire. There has been no discovery as yet and no organizational meeting of the panel. Given the preliminary nature of these proceedings, it is too early to evaluate the likelihood of a favorable or unfavorable outcome.

Vesta vs. New Cap Re is an arbitration against an Australian reinsurer, to collect reinsurance recoverables pursuant to two accident year excess of loss ratio reinsurance agreements. In the arbitration,

New Cap Re challenged Vesta’s earlier draw on a Letter of Credit for $7.5 million which was held in connection with one of the two contracts. Shortly after the arbitration commenced, New Cap Re became the subject of insolvency proceedings in Australia and an ancillary proceeding in the U.S. Bankruptcy Court in New York. The Bankruptcy Court stayed all pending litigation and arbitration against New Cap Re, and we appealed that ruling to the Southern District of New York, and ultimately to the U.S. Court of Appeals for the Second Circuit which recently affirmed the Bankruptcy Court’s stay of the arbitration against New Cap Re. Hence, our efforts to recover losses as well as New Cap Re’s efforts to challenge the earlier draw on the $7.5 million Letter of Credit by us are stayed.

On September 5, 2002, New Cap Re served us with an Application pursuant to Section 588FF of the Australian Corporations Act seeking an order directing us to pay New Cap Re and its liquidator $1.0 million that Vesta allegedly received as an “unfair preference” and/or arising out of an “uncommercial transaction,” as those terms are defined by the Corporations Act. We filed a Notice of Appearance on October 31, 2002. While management intends to vigorously defend this matter, given the preliminary nature of these proceedings, it is too early to evaluate the likelihood of success.

Other

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

Contingent liabilities

As part of its ongoing reinsurance recoverable arbitrations, we have obtained letters of credit for the benefit of certain parties. Our principal operating subsidiary, Vesta Fire is contingently liable under the terms of these letters of credit. For our reinsurance arbitrations, we have obtained letters of credit totaling $33.7 million for which we are contingently liable. Additionally, as part of our specialty lines underwriting retained, we have pledges of securities totaling $7.7 million securing our obligations under various reinsurance agreements. As part of our Federal Home Loan Bank Program, as more fully described in Note N, we have pledged securities with a market value of $183.6 million securing our obligation thereunder.

Leases

We lease office space for our home office and subsidiary offices and other equipment under operating lease arrangements. Rental expense for operating leases was $13.9 million, $6.2 million, and $3.0 million for the years ending December 31, 2002, 2001 and 2000 respectively.

Future payments for operating lease obligations at December 31, 2002 are as follows (in thousands):

	Total	Less than 1 year	2-3 years	4 - 5 years	After 5 years

Operating leases	$26,723	$6,813	$11,086	$7,295	$1,529

Note H - Supplemental Disclosures for Cash Flow Statement

The following table summarizes amounts recorded for interest and income taxes paid (in thousands):

	Year Ended December 31,

	2002	2001	2000

Cash paid for interest	$16,522	$19,642	$23,275
Cash paid for income taxes	1,318	7,605	1,901

In 2002, we redeemed $.8 million face amount of Deferrable Capital Securities in exchange for approximately 69 thousand shares of common stock. The resulting after-tax gain from this transaction of $.2 million was recorded directly to equity in accordance with EITF 86-32 “Early Extinguishment of a Subsidiary’s Mandatorily Redeemable Preferred Stock.” Also, we redeemed $7.9 million face amount of our Senior Debentures in exchange for approximately 1.1 million shares of common stock, resulting in a pre-tax gain of $2.9 million.

In 2001, we redeemed $10.0 million face amount of Deferrable Capital Securities in exchange for approximately 965 thousand shares of common stock. The resulting after-tax gain from these transactions of $1.9 million was recorded directly to equity in accordance with EITF 86-32. Also, we redeemed $7.0 million face amount of our Senior Debentures in exchange for approximately 568 thousand shares of common stock, resulting in a pre-tax gain of $1.4 million. In December 2001, we issued 1.5 million shares of common stock in exchange for 9.2 million shares of Instant Insurance Holdings, Inc. held by a minority shareholder.

In December 2000, we issued 952 thousand shares of common stock in exchange for 693 shares of non-voting stock of Aegis Financial Corporation. In December 2000, we issued 556 thousand shares of common stock in exchange for 3.0 million shares of Instant Auto Insurance Holdings, Inc. In December 2000, we redeemed $8.0 million face amount of our Deferrable Capital Securities in exchange for approximately 1.2 million shares of common stock. The resulting after-tax gain from this transaction of $1.3 million was recorded directly to equity in accordance with EITF 86-32.

Note I - Reinsurance

Vesta engages in reinsurance agreements as part of our overall underwriting and risk management strategy. Our reinsurance ceded programs include coverages which limit the amount of individual claims to a fixed amount or percentage and which limit the amount of claims related to catastrophes.

The effect on premiums earned and losses and loss adjustment expenses of all ceded and assumed reinsurance transactions are as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Reinsurance assumed:
Premiums assumed	$88,151	$11,698	$38,240
Losses, policy benefits, and LAE assumed	46,906	37,453	31,746
Reinsurance ceded:
Premiums ceded	239,786	130,473	43,413
Losses, policy benefits, and LAE	141,635	110,321	40,316

As further discussed in Note R, we exited the assumed reinsurance line of business in 1999. The premiums disclosed here as assumed premiums represent life insurance premiums that were acquired through reinsurance agreements and residential property and non-standard automobile premiums which were fronted for Vesta by another carrier. However, in these situations, we control the underwriting, and claims functions and therefore it is considered to be direct premiums and included in either the standard property-casualty or non-standard underwriting segments.

The amount of reserves for unpaid losses and loss adjustment expenses, policy benefits and unearned premiums that we would remain liable for should reinsuring companies be unable to meet their obligations are as follows (in thousands):

	Year Ended December 31,

	2002	2001

Losses and loss adjustment expense	$126,139	$167,281
Policy benefits	141,105	152,235
Retroactive Reinsurance Receivable	599	599
Unearned premiums	87,211	37,712

	$355,054	$357,827

During 2000, we entered into a transaction with NeHi Re, L.P., a special purpose limited syndicate under the INEX Insurance Exchange, to provide $50.0 million of excess-of-loss reinsurance protection to potential losses arising in Hawaii and in the Northeast United States for a period of three years. We paid $3.0 million in annual premiums for this catastrophe reinsurance.

Note J - Income Taxes

Income tax expense (benefit) consists of:

	Year Ended December 31,

	2002	2001	2000

		(in thousands)
Current tax expense (benefit)	$(5,061)	$531	$709
Deferred tax expense (benefit)	(13,608)	(14,877)	6,805
Less:
Tax (benefit) expense from discontinued operations	(12,974)	(10,951)	(1,677)
Tax expense on gain on redemption of preferred securites	74	1,060	700

Total tax expense (benefit) from continuing operations	$(5,769)	$(4,455)	$8,491

Vesta’s effective income tax rate differed from the statutory income tax rate as follows:

	Year Ended December 31,

	2002	2001	2000

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (reductions) in tax resulting from:
Tax exempt investment income	0.2	(0.6)	(4.0)
Goodwill	(0.3)	0.2	1.0
Other	0.1	0.4	1.9

	35.0%	35.0%	33.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001

	(in thousands)

Deferred tax assets:
Unearned and advance premiums	$16,428	$10,312
Discounted unpaid losses	10,224	9,146
Net operating loss/AMT credit carryforward	44,223	37,490
Policy liabilities	4,260	5,514
Goodwill	3,700	8,804
Other	11,682	10,448

Total deferred tax assets	90,517	81,714

Deferred tax liabilities:
Deferred acquisition costs	23,584	21,973
Unrealized gains (losses)	8,186	5,306
Fixed assets	2,392	2,384
Other	2,902	6,183

Total deferred tax liabilities	37,064	35,846

Valuation allowance	7,277	7,277

Net deferred tax asset	$46,176	$38,591

Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As part of the purchase accounting for our December 2000 acquisition of Instant Auto, we recorded valuation allowance of $7.3 million for net operating losses that were generated prior to the acquisition. The utilization of these net operating losses is subject to a number of acquisition-related limitations and, accordingly, we recorded a valuation allowance as part of purchase accounting. We have determined that the benefits of our remaining deferred tax assets are realizable and accordingly, no valuation allowance has been recorded at December 31, 2002 and 2001 with respect to these assets. Net operating loss carryforwards expire in periods through 2022 with approximately $29.3 million of the total expiring after 2018.

Note K - Stockholders’ Equity

Vesta has a Shareholders’ Rights Plan that provides for the payment of a dividend of one preferred stock purchase right to be attached for each outstanding share of common stock. Each Right, if and when it becomes exercisable, will entitle the registered holder to purchase from Vesta one one-hundreth (1/100) of a share of Vesta’s Series B Junior participating Preferred Stock at a price of $30.00 per one one-hundreth of a share. The Rights will be excercisable only if a person or group acquires a beneficial ownership of 10%

or more of the common stock. The Rights entitle the holder to purchase one one-hundreth of a share of a new series of preferred stock at an exercisable price of $30.00 and will expire on June 15, 2010.

In 2002, we redeemed $.8 million face amount of Deferrable Capital Securities in exchange for approximately 69 thousand shares of common stock. The resulting after-tax gain from these transactions of $.2 million was recorded directly to equity in accordance with EITF 86-32 “Early Extinguishment of a Subsidiary’s Mandatorily Redeemable Preferred Stock.” Also, we redeemed $7.9 million face amount of our Senior Debentures in exchange for approximately 1.1 million shares of common stock, resulting in a pre-tax gain of $2.9 million.

In 2002, we purchased 218 thousand shares of treasury stock on the open market for approximately $1.4 million. In the first quarter, we issued 57 thousand shares of treasury stock in exchange for 328 thousand shares of Instant Insurance Holdings, Inc. held by four minority shareholders. As of December 31, 2002, the Board of Directors has authorized the Company to acquire up to 5.0 million shares of treasury stock.

On January 26, 2001, pursuant to the original terms, the holders of our Series A Convertible Preferred Stock, converted their preferred stock into 5.9 million shares of common stock. We subsequently purchased these shares for approximately $47.6 million.

In 2001, we sold 5.5 million shares of common stock to third parties for approximately $32.3 million. In June 2001, we completed a follow on offering of 8.625 million shares of common stock for approximately, $64.0 million, net of offering expenses. Additionally, in 2001, we purchased 1.4 million shares on the open market for approximately $9.7 million. These shares were used for various restricted stock awards, debt for equity exchanges or are held in treasury.

In 2001, we redeemed $10.0 million face amount of Deferrable Capital Securities in exchange for approximately 965 thousand shares of common stock. We also redeemed the preferred stock of a subsidiary with a stated value of $9.0 million and a carrying value of $8.4 million for approximately $5.2 million. Additionally, we were not required to pay the contingent amount recorded in 2000 as discussed below. The resulting after-tax gain from these transactions of $7.1 million was recorded directly to equity in accordance with EITF 86-32 “Early Extinguishment of a Subsidiary’s Mandatorily Redeemable Preferred Stock.” Also, we redeemed $7.0 million face amount of our Senior Debentures in exchange for approximately 568 thousand shares of common stock, resulting in a pretax gain of $1.4 million.

On December 31, 2001, we issued 1.5 million shares of common stock in exchange for 9.2 million shares of Instant Insurance Holdings, Inc. held by a minority shareholder.

In the fourth quarter of 2000, Vesta redeemed preferred stock of a subsidiary with a stated value of $21 million and a carrying value of $18 million for $7.0 million including a $3.5 million contingent payable. In addition, we redeemed $8 million of Deferrable Capital Securities in exchange for 1.2 million shares of common stock. The resulting after-tax gain from these transactions of $9.2 million was recorded directly to equity in accordance with EITF 86-32 “Early Extinguishment of a Subsidiary’s Mandatorily Redeemable Preferred Stock.”

In the fourth quarter of 2000, Vesta established the Agent Stock Incentive Plan Trust to satisfy future obligations of Vesta to its Agents under the terms of the Agent’s Stock Incentive Plan. Vesta issued 750 thousand shares to the Trust in December 2000. Effective December 31, 2002, the Agent’s Stock Incentive Plan was terminated, and the trustees returned 730 thousand shares to Vesta, which we have included as treasury stock. At December 31, 2001, 745 thousand shares were held by the trust and included in the unearned stock caption on the consolidated balance sheet as contra equity.

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

Unearned stock consists of shares of common stock issued by Vesta that remain subject to certain future restrictions, and therefore are shown as a reduction to stockholders’ equity. Unearned stock compensation is composed of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Unamortized restricted stock awards	$6,941	$14,537
Receivable from issuance of restricted stock	104	278
Agent’s trust	—	4,692

	$7,045	$19,507

Note L - Segment Information

We report financial results according to five business segments, which are distinguished by their product offerings or business activities. The accounting policies of the operating segments are described in Note A. Segment pre-tax income is generally income before income tax and minority interest. Premiums, policy fees, other income, loss and benefit expenses, operating expenses and policy acquisition expenses are attributed directly to each operating segment. Net investment income and interest expense are allocated only to those segments for which such amounts are considered an integral part of the financial results for that segment.

A brief description of each segment is as follows:

Standard property-casualty segment

The standard property-casualty segment consists of two principal lines of business: (1) underwriting only residential property insurance in capacity constrained states; and (2) underwriting residential property and automobile insurance in states where we can profitably offer both products through independent agents. Vesta’s insurance products are distributed primarily through approximately 2,475 independent agencies in 24 states. Our residential property lines target families (1) with multiple insurance policies; (2) who own more than one automobile; and (3) who live in a home valued between $100,000 and $250,000. Our standard personal auto line targets drivers over age thirty-five with above average driving records.

Non-standard agency segment

Our non-standard agency segment does not engage in underwriting activities. The primary focus of our agency segment is the distribution of non-standard auto insurance products for various retail and wholesale insurance carriers in exchange for commissions and fees. Our non-standard agencies primary target (1) individuals specifically required by law to purchase auto insurance; (2) individuals with accidents or violations on their driving records; (3) new drivers; and (4) drivers of high-performance vehicles. Typically, non-standard auto insurance customers are considered higher-risk than standard customers, and premiums for non-standard insurance are generally more expensive.

Non-standard underwriting segment

Our non-standard underwriting segment consists of two lines of business: (1) underwriting non-standard auto insurance products sold by our affiliated agency operations and (2) underwriting non-standard auto insurance sold by unaffiliated agencies. In each of these lines of business, we utilize quota share reinsurance to minimize our exposure to loss. The non-standard underwriting segment includes our fronting operations and any underwriting risk retained from premiums written through our non-standard auto agencies.

With respect to fronting arrangements, we write property-casualty insurance coverages and reinsure substantially all of the risks to reinsurers in exchange for fees. This business takes advantage of our certificates of authority granting us license to write insurance in many states. Income from fronting arrangements is primarily generated on a fee-for-service basis. For the premium written through our non-standard auto agencies, we determine, based upon market conditions and the prospective results of the underlying business, whether to keep 100% of the underwriting risk or reinsure this risk to various reinsurers. Our decision on how much underwriting risk to retain is dependent on the current rating environment and the amount of commissions offered by the reinsurers.

Life insurance segment

We provide a variety of life insurance products through American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. In 2000, we purchased a 72% interest in American Founders. On February 18, 2003, we purchased the remaining shares held by minority holders and now own 100% of American Founders. At December 31, 2002, American Founders had in force approximately $2.5 billion (face value) of life and annuity products. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products through independent agents located throughout the U.S. In the fourth quarter of 2002, we decided to exit the health insurance business line, which was previously included in the life insurance segment. The results for the health insurance line have been reclassified to discontinued operations for all periods presented in this report.

Corporate and other segment

Our corporate and other segment consists primarily of (1) net income earned on investments; (2) interest expenses associated with all debt; (3) financial results for a small life insurance agency; and (4) overhead expenses not directly associated with any other business segment.

The following tables present selected financial data by segment for the respective years ended December 31 (in thousands):

2002	Standard Property Casualty	Life Insurance	Non- Standard Underwriting	Non- Standard Agency	Corporate and Other	Eliminations	Consolidated Total

Revenues:
Premiums earned	$325,974	$10,506	$161,477				$497,957
Net investment income	—	36,020	—	$—	$18,392	$(1,012)	53,400
Policy fees	5,306	3,536	11,090	—	—	—	19,932
Realized gains (losses)	—	(28,173)	—	—	(409)	—	(28,582)
Agents fees and commissions	—	—	—	150,584	—	(67,486)	83,098
Other	405	1,602	5,363	—	907	—	8,277

Total revenues	331,685	23,491	177,930	150,584	18,890	(68,498)	634,082

Expenses:
Loss, LAE and policyholder benefits	224,028	23,283	100,278	—	—	—	347,589
Policy acquisition costs	73,478	2,720	46,222	—	—	(21,443)	100,977
Litigation settlement charge	—	—	—	—	9,029	—	9,029
Operating expenses	41,211	9,721	20,830	137,805	24,096	(46,043)	187,620
Interest on debt	—	6,304	—	1,012	8,618	(1,012)	14,922
Gain on debt extinguishment	—	—	—	—	(9,477)	—	(9,477)
Goodwill and other intangible amortization	—	—	—	—	336	—	336

Total expenses	338,717	42,028	167,330	138,817	32,602	(68,498)	650,996

Pre-tax income (loss) from continuing operations	$(7,032)	$(18,537)	$10,600	$11,767	$(13,712)	$—	$(16,914)

Operating segment assets:
Investments and other assets	$405,783	$894,134	$142,394	$140,969	$303,416
Deferred acquisition costs	42,308	18,708	10,736	—	—

	$448,091	$912,842	$153,130	$140,969	$303,416

2001	Standard Property Casualty	Life Insurance	Non-Standard Underwriting	Non- Standard Agency	Corporate and Other	Consolidated Total

Revenues:
Premiums earned	$246,063	$9,769	$10,169			$266,001
Net investment income	—	42,987	—	$325	$20,099	63,411
Policy fees	3,547	3,971	156	—	—	7,674
Realized gains (losses)	—	(3,532)	—	—	2,419	(1,113)
Agents fees and commissions	—	—	—	5,892	—	5,892
Other	718	1,020	4,237	—	1,828	7,803

Total revenues	250,328	54,215	14,562	6,217	24,346	349,668
Expenses:
Loss, LAE and policyholder benefits	161,599	24,092	7,997	—	—	193,688
Policy acquisition costs	54,795	1,937	2,356	—	—	59,088
Litigation settlement charge	—	—	—	—	25,000	25,000
Operating expenses	32,356	9,350	276	9,087	13,466	64,535
Interest on debt	—	8,584	—	83	8,898	17,565
Gain on debt extinguishment	—	—	—	—	(1,400)	(1,400)
Goodwill and other intangible amortization	—	—	—	—	3,394	3,394

Total expenses	248,750	43,963	10,629	9,170	49,358	361,870

Pre-tax income (loss) from continuing operations	$1,578	$10,252	$3,933	$(2,953)	$(25,012)	$(12,202)

Operating segment assets:
Investments and other assets	$267,686	$936,034	$55,056	$38,777	$374,673
Deferred acquisition costs	36,800	21,538	494	—	—

	$304,486	$957,572	$55,550	$38,777	$374,673

2000	Standard Property- Casualty	Life Insurance	Non-Standard Underwriting	Corporate and Other	Consolidated Total

Revenues:
Premiums earned	$212,809	$3,093	$1,097	—	$216,999
Net investment income	—	21,360	—	$24,543	45,903
Policy fees	2,177	2,209	—	—	4,386
Realized losses	—	—	—	(2,061)	(2,061)
Other	—	712	977	(786)	903

Total revenues	214,986	27,374	2,074	21,696	266,130
Expenses:
Loss, LAE and policyholder benefits	124,772	9,610	660	—	135,042
Policy acquisition costs	52,361	619	244	—	53,224
Operating expenses	26,616	5,855	—	11,103	43,574
Interest on debt	—	5,179	—	9,926	15,105
Gain on debt extinguishment	—	—	—	(8,077)	(8,077)
Goodwill and other intangible amortization	—	—	—	1,591	1,591

Total expenses	203,749	21,263	904	14,543	240,459

Pre-tax income (loss) from continuing operations	$11,237	$6,111	$1,170	$7,153	$25,671

Operating segment assets:
Investments and other assets	$209,274	$885,578	$5,314	$347,085
Deferred acquisition costs	27,169	18,533	252	—

	$236,443	$904,111	$5,566	$347,085

Note M - Debt and Deferrable Capital Securities

Long-term debt and Deferrable Capital Securities at December 31, 2002 and 2001 consists of the following (in thousands):

	2002	2001

8.75% Senior Debentures, due July 15, 2025	$55,925	$79,820
Less: debt issue cost	(130)	(388)

Long-term debt	$55,795	$79,432

8.525% Deferrable Capital Securities, issued by Vesta Capital Trust I, due January 15, 2027	$22,445	$23,250

The Senior Debentures are unsecured and rank on parity with all other unsecured and unsubordinated indebtedness. The debentures contain certain restrictions on the ability of Vesta to issue, sell, or otherwise dispose of any restricted subsidiary or to pledge the capital stock of any subsidiary.

During the year ended December 31, 2002, we extinguished $23.9 million of our Senior Debentures for 1.1 million shares of common stock and approximately $9.4 million plus accrued interest. As a result of the early redemption of this long term debt, we recorded a pre-tax gain of $9.5 million. During the year ended December 31, 2001, we extinguished $7.0 million of our Senior Debentures for 569 thousand shares of common stock. As a result of the early redemption of this long term debt, we recorded a pretax gain of $1.4 million. During the year ended December 31, 2000, we extinguished $13.1 million of our Senior Debentures for approximately $9.8 million plus accrued interest and all $44.1 million of our 12.5% Senior Notes for approximately $38.2 million plus accrued interest. We recorded pretax gains, net of related debt issue costs, of $8.1 million as a result of the early redemption of this long term debt. The redemptions were funded with internally generated cash.

Vesta’s short-term debt outstanding at December 31, 2002 and 2001 is as follows (in thousands):

	Outstanding	Available

2002	$30,000	$—
2001	$29,964	$36

In March, 2002, we amended our previous $30 million revolving credit agreements with First Commercial Bank of Birmingham, Alabama (“First Commercial”) to restructure the financial covenants contained therein. These credit agreements, which consisted of a $15 million unsecured line and a $15 million secured line, were due to expire in April 2003. In January 2003, we entered into a new revolving credit arrangement with First Commercial to replace the previous facility. The new facility is a $30 million line secured by our ownership in our non-standard agency operations. The facility bears interest at First Commercial’s prime rate, which was 4.25% at December 31, 2002.

This new credit agreement contains covenants which require us to maintain (i) consolidated GAAP net income (excluding realized gains and losses) of at least $15 million for any calendar year beginning in 2003, (ii) Consolidated debt to capital ratio of no more than 39%, (iii) an A.M. Best rating of “B” or better, (iv) consolidated GAAP net worth of at least $208 million, (v) an interest coverage ratio of not less than 1.5 to 1 and (vi) risk-based capital of not less than 150% of the NAIC’s authorized control level.

In 1997, our single purpose finance subsidiary, Vesta Capital Trust I, issued $100 million principal amount of its 8.525% Deferrable Capital Securities. We have unconditionally guaranteed Vesta Capital Trust’s obligation to make semi-annual distributions on these capital securities, and we have issued a debenture in a like amount to Vesta Capital Trust which requires us to make interest payments in the same amounts and at the same times as the distributions which are payable on these capital securities. These securities and the related distributions are treated in a manner similar to minority interest in the financial statements.

The terms of the capital securities and the underlying debenture permit us to defer interest payments on the debentures, and, therefore, distributions on the capital securities, for up to ten years. We exercised this right of deferral with respect to the semiannual payment originally due July 15, 1999. While we have elected to resume payment on these capital securities effective January 15, 2000, including all accrued amounts due since July 15, 1999, we may elect to defer payments again in the future. In the event we elect to defer such payments again in the future, we will not be permitted to pay any dividends on our common stock or other equity securities.

During the year ended December 31, 2000, we exchanged 1.2 million shares of common stock for $8 million face amount of Deferrable Capital Securities. The resulting after-tax gain of $1.3 million was recorded directly to retained earnings in accordance with EITF 86-32, “Early Extinguishment of a Subsidiaries Mandatorily Redeemable Preferred Stock.” During the year ended December 31, 2001, we exchanged 966 thousand shares of common stock for $10 million face amount of Deferrable Capital Securities. The resulting after tax gain of $1.9 million was recorded directly to retained earnings in accordance with EITF 86-32. During the year ended December 31, 2002, we exchanged 69 thousand shares of common stock for $805 thousand face amount of Deferrable Capital Securities. The resulting after-tax gain of $209 thousand was recorded directly to retained earnings in accordance with EITF 86-32. The after-tax gains from these transactions have been included in the respective computations of income available to common shareholders and related earnings per share computations in accordance with EITF Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.”

As of December 31, 2002, our long term debt carried a semiannual distribution obligation of approximately $ 3.4 million.

Note N - Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (“FHLB”) as of December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Short-term advances, bearing interest at 1.41% to 3.03% for 2002 and 1.91% to 4.015% for 2001	$105,580	$95,100
Amortizing advances with balloon payments, bearing interest at rates from 6.41% to 7.3%, maturing from 2010 to 2016	64,595	66,412
Fully amortizing advances, bearing interest at rates ranging From 6.19% to 7.48%, maturing from 2003 to 2017	6,618	7,102

	$176,793	$168,614

We are required to maintain a collateral deposit with FHLB. At December 31, 2002 and 2001 respectively, investments having a market value of approximately $183.6 million and $176.8 million were pledged to the FHLB. For the years ended December 31, 2002 and 200l, interest expense was approximately $7.4 million and $8.6 million, respectively.

Annual maturities of borrowings from FHLB as of December 31, 2002 are as follows (in thousands):

2003	$99,917
2004	5,249
2005	3,290
2006	2,582
2007	2,747
Thereafter	63,008

$176,793

Note O - Stock Based Compensation

During 1995, the FASB issued SFAS No. 123. The Statement defines a fair value based method of accounting for an employee stock option. It also allows an entity to continue using the intrinsic value based accounting method prescribed by APB Opinion No. 25. Vesta has continued to use this method to account for its stock options and other forms of stock based compensation. However, SFAS No. 123 requires entities electing to remain with the intrinsic method of accounting to provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as well as other disclosures about Vesta’s stock-based employee compensation plans. Information about Vesta’s stock based compensation plans and the related required disclosures follow.

Prior to completion of our initial public offering, our stockholders approved the Vesta Insurance Group, Inc. Long Term Incentive Plan (“Plan”), which provided for grants to our executive officers of restricted stock, stock options, stock appreciation rights, and deferred stock awards, and in certain instances grants of options to directors. Our stockholders approved certain amendments to the Plan effective August 27, 1999 and May 16, 1995, including an amendment to increase the shares of common stock available for awards to 2,221,998 shares and an amendment to delete the provision for the grant of options to non-employee directors. On May 7, 2001, stockholders approved the 2001 Incentive Compensation Plan (“Incentive Compensation Plan”) as a means of continuing our ability to attract, retain and motivate directors and employees through equity based compensatory awards. Under the Incentive Compensation Plan, the Compensation Committee has the discretion to issue stock options, restricted stock awards, and unrestricted stock awards in recognition of past services or other valid consideration. The aggregate number of shares of Vesta common stock that may be issued under the Incentive Compensation Plan may not exceed 2,000,000; provided, however, that no more than 750,000 shares may be awarded under the Incentive Compensation Plan in the form of awards other than options. The maximum number of shares with respect to which awards may be granted to any individual in any one-year under the Incentive Compensation Plan is 350,000. The stockholders also approved the Vesta Insurance Group, Inc. Non-Employee Director Stock Plan (“Director Plan”) effective May 16, 1995, which provides for grants to Vesta’s non-employee directors of stock options and restricted stock.

The following summary sets forth activity under the Plans for the years ended December 31:

	2002		2001		2000

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding—beginning of the year	867,977	$9.93	825,562	$10.92	860,636	$15.64
Granted	300,000	6.84	137,500	6.16	130,000	4.89
Exercised	—	—	—	—	—	—
Forfeited	285,666	10.60	95,085	4.50	165,074	30.79

Outstanding—end of the year	882,311	$8.61	867,977	$9.93	825,562	$10.92

Weighted-average fair value of options granted during the year	$4.35		$3.85		$3.72

Of the 882,311 outstanding options at December 31, 2002, 349,811 were exercisable.

The following table shows expiration dates and weighted average exercise price for all outstanding options and options currently exercisable at December 31, 2002.

Expiration Date	Number of Shares	Weighted Average Exercise Price	Options Exercisable

2003	45,500	$15.76	45,500
2004	19,500	15.05	19,500
2005	35,811	20.47	35,811
2006	9,000	35.38	9,000
2007	15,000	31.00	15,000
2008	15,000	59.19	15,000
2009	240,000	4.59	95,000
2010	130,000	4.89	40,000
2011	122,500	6.08	45,000
2012	250,000	6.81	30,000

At December 31, 2002, Vesta has issued 981,807 shares of restricted stock. In addition, Vesta issued 74,307 shares to officers of Vesta in exchange for promissory notes. The common stock is being held by Vesta as security for the repayment of the notes. The balance of the unamortized restricted stock and unpaid note receivable at December 31, 2002 and 2001, was $7.1 million and $14.8 million, respectively, and are shown as reductions to stockholders’ equity. The restrictions on these shares expire in 2003 - 2011.

Note P - Quarterly Financial Information (Unaudited)

The following is a summary of selected quarterly information (in thousands, except for per share data):

	Three months ended

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Premiums and policy fees earned	$110,192	$129,060	$138,586	$140,051
Net investment income	13,568	13,691	14,295	11,846
Operating costs and expenses	141,851	166,292	190,382	152,471
Income tax (benefit) expense	1,380	(592)	(5,565)	(992)
Minority interest and Deferrable Capital Securities	553	919	622	(3,492)
Net income (loss) from continuing operations	1,620	(1,576)	(10,612)	821
Net income (loss) from discontinued operations	65	(9,907)	(998)	(11,624)
Net income available to common stockholders	1,959	(11,483)	(11,610)	(10,517)
Basic per share data:
Net (loss) income from continuing operations	0.05	(0.05)	(0.31)	0.02
Net income (loss) from discontinued operations	0.00	(0.29)	(0.03)	(0.34)
Net income (loss) available to common stockholders	0.06	(0.34)	(0.34)	(0.31)

	Three months ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Premiums and policy fees earned	$61,467	$70,850	$71,009	$70,349
Net investment income	15,489	17,007	15,317	15,598
Operating costs and expenses	76,269	80,651	115,623	89,327
Income tax (benefit) expense	1,787	4,341	(9,020)	(1,563)
Minority interest and Deferrable Capital Securities	632	915	587	336
Net income (loss) from continuing operations	2,135	6,779	(17,591)	(1,540)
Preferred stock dividend	(163)	—	—	—
Net income (loss) from discontinued operations	499	273	(19,461)	(424)
Net income available to common stockholders	3,036	7,052	(31,953)	(560)
Basic per share data:
Net (loss) income from continuing operations	0.11	0.29	(0.55)	(0.05)
Net income (loss) from discontinued operations	0.03	0.01	(0.61)	(0.01)
Net income (loss) available to common stockholders	0.16	0.30	(1.00)	(0.02)

As discussed in Note R, Vesta discontinued its (1) commercial operations, effective the fourth quarter of 1999; (2) reinsurance assumed operations, effective the fourth quarter of 2000; (3) health insurance business line, effective the fourth quarter of 2002; and (4) consulting business line, effective the fourth quarter of 2002. All quarters prior to such effective dates have been reclassified in accordance with APB Opinion No. 30 and SFAS No. 144 for presentation of discontinued operations.

Note Q - Fair Values of Financial Instruments

The carrying amounts and estimated fair values of Vesta’s financial instruments, none of which were held for trading purposes, at December 31, 2002 and 2001 are as follows (in thousands):

	2002		2001

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Fixed maturities	$863,695	$863,695	$807,197	$807,197
Equity securities	$27,055	$27,055	$31,431	$31,431
Cash and short-term investments	$150,272	$150,272	$64,777	$64,777
Mortgage loans	$12,124	$12,124	$16,870	$16,870
Collateral loans	$—	$—	$27,108	$27,108
Policy loans	$61,278	$61,278	$63,949	$63,949
Other invested assets	$36,759	$36,759	$47,996	$47,996

Financial liabilites:
Insurance liabilties for investment contracts	$572,143	$546,521	$576,849	$550,065
FHLB advances	$176,793	$176,793	$168,614	$168,614
Long term debt and deferrable capital securites	$78,240	$43,032	$102,682	$69,552

The fair values presented represent management’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all nonfinancial instruments are not required to be disclosed; therefore, the aggregate fair value amounts presented do not purport to represent the underlying fair value of Vesta. Except as noted below, fair values were estimated using quoted market prices.

•          Equity Securities - The carrying value of unaffiliated common stock, except for stock of FHLB, approximates fair value. Because FHLB shares are not publicly traded, the market value of the stock was considered to be equivalent to its cost due to the fact that FHLB has historically redeemed the shares at the original cost.

•          Mortgage Loans - The fair value of mortgage loans is calculated by discounting scheduled cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit and interest rate risks. Approximately $66,000 of the loans were in the process of foreclosure.

•          Other Invested Assets - The carrying value of certain other invested assets approximates fair value because existing rates of return approximates the current rates of return required on similar investments.

•          Annuity Account Balances – Annuity account balances include single premium and flexible premium deferred and immediate annuity contracts, supplementary contracts not having significant mortality risk, policyholder dividend accumulations, and separate account liabilities. Cash surrender value is used in determining the fair value of single premium and flexible premium deferred annuity contracts. Carrying amounts approximated fair value for immediate annuities, supplementary contracts, policyholder dividend accumulations, and separate account liabilities.

•          Borrowings - Fair values for the advances from FHLB were calculated using interest rates in effect as of each year end with the other terms of the advances unchanged. Carrying values of short-term debt approximate fair value as effective rates approximate current rates. Fair values of long-term debt and deferrable capital securities, were determined based on recent transactions involving the applicable securities.

It is not practical to estimate the fair value of policy loans as they have no stated maturity and their rates are set at a spread related to policy liability amounts.

Note R - Discontinued Operations

In the fourth quarter of 2002, we made a decision to exit the health insurance business line, which we entered in December 2000 through the acquisition of Aegis Financial Corporation and its subsidiary States General Life Insurance Company. In connection with this decision, we recognized a charge of $9.9 million in the fourth quarter of 2002, which included a charge of $7.9 million to write-off goodwill associated with this business line. In December 2002, in connection with our decision to exit the health insurance business, we (1) terminated our exclusive agent that was generating new business; (2) began actively marketing efforts to sell the health business, including its platform; and (3) hired an investment banker to advise us with respect to a sale. Accordingly, in accordance with the requirements of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” our health operations have been segregated from continuing operations herein for all periods presented.

Also in the fourth quarter of 2002, we elected to exit the consulting business. In connection with this decision, we wrote-off goodwill associated with the consulting business of $1.2 million. This business is being actively marketed for sale. Accordingly, in accordance with the requirements of SFAS No. 144, the consulting operations have been segregated from continuing operations herein for all periods presented.

In 1999, we elected to exit the assumed reinsurance business line and stopped accepting new contracts. We sold the majority of our reinsurance assumed operations, including most renewal rights to Hartford Fire Insurance Company in the first quarter of 1999 for $15 million. In the fourth quarter of 2000, the last active reinsurance contract was commuted. Such commutation represented the measurement date for treatment of the reinsurance assumed business as a discontinued operation under APB Opinion No. 30. Therefore, the reinsurance assumed operations have been segregated from continuing operations herein for all periods presented. Vesta will continue to pay losses on policies with coverage periods prior to the measurement date as those losses become due.

In 1999, we elected to exit all commercial lines programs by not accepting new commercial policy applications and non renewing existing in-force policies at their renewal dates. In November of 1999, we received final regulatory approval to non renew our commercial lines policies from all of the states in which we wrote commercial lines. Such approval represented the measurement date for treatment of the commercial segment as a discontinued operation under APB Opinion No. 30. Therefore, the commercial operations have been segregated from continuing operations herein for all periods presented. We will continue to earn premium and incur losses on policies that were in-force through November 1999.

As a result of an unexpected increase in the severity and volume of reported claims associated with both our discontinued commercial and assumed reinsurance lines and an increase in payments on claim reserves during 2001, we increased our expected losses from discontinued operations in the third quarter of 2001 by approximately $19.5 million, net of tax. The increase in our expected losses with respect to our commercial business related to a variety of underlying coverages including general liability. These types of claims may take many years to fully develop and we must continue to monitor trends in their ultimate development. Similarly, we experienced negative development in some of our assumed reinsurance contracts, principally related to certain homeowner coverages. These types of claims should fully develop over a comparatively shorter period of time. During 2002, we incurred an after-tax charge of $9.5 million due to the completion of arbitration with F&G Re related to ceded commercial and assumed reinsurance business (see Note G). While we believe that the recorded reserves for discontinued operations at December 31, 2002 are adequate, further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

Operating results of reinsurance assumed, commercial, health and consulting lines were as follows (in thousands):

	2002	2001

Net premium earned	$20,119	$(20,538)

Income (loss) from discontinued operations before tax	$(34,693)	$(30,064)
Income tax expense (benefit)	(12,229)	(10,892)

Income (loss) from discontinued operations	$(22,464)	$(19,172)

Basic net income (loss) from discontinued operations per common share	$(0.66)	$(0.72)
Diluted net income (loss) from discontinued operations per common share	$(0.66)	$(0.72)

Assets and liabilities of the commercial and reinsurance assumed segments are primarily comprised of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Investments and other assets	$86,824	$106,871
Reserves for loss, LAE and unearned premium	87,193	105,707

Assets and liabilities of the health and consulting lines are classified as held for sale and are primarily comprised of the following at December 31, 2002:

2002

Cash	$5,871
Property & equipment	425
Deferred policy acquisition costs	1,809
Other assets	1,493
Future policy benefits	5,062
Other liabilities	570

Note S – Related Party Transactions

In June of 2001, the Company settled a contingent liability with three of its executives under the Executive Officer Incentive Compensation Plan by issuing 1.25 million shares of restricted stock and giving the executives total loans of $5.0 million. The restricted stock, which is recorded as Unearned Stock at December 31, 2002, vests over a 10-year period. The loans, which are recorded as Other Assets at December 31, 2002 will be forgiven over a 10-year period. The Company will record the vesting of the restricted stock and the forgiveness of the loans as compensation expense in the appropriate periods.

In December 2002, James E. Tait, the former Chairman, voluntarily resigned. Mr. Tait received a severance payment of $4.2 million. In addition, Mr. Tait returned to Vesta 450 thousand shares of unvested restricted stock and also repaid an outstanding loan in the amount of $1.8 million plus accrued interest under the Executive Officer Incentive Compensation. Also, Mr. Tait returned 145 thousand shares of restricted stock, repaid a $250 thousand loan for a relocation advance, and repaid a Bonus Promissory Note of $550 thousand plus accrued interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of Registrant

Information required by this item is incorporated by reference from the sections entitled “Information about our Board of Directors and Executive Officers,” and “Compensation and Other Transactions with Executive Officers and Directors” in the Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 2003 (the “Proxy Statement”), which is to be filed with the Securities and Exchange Commission on or before April 30, 2003.

Item 11. Executive Compensation

Information required by this item is incorporated by reference from the section entitled “Compensation and Other Transactions with Executive Officers and Directors” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters

(a)       Security ownership of certain beneficial owners:

Information required by this item is incorporated by reference from the section entitled “Principal Stockholders” in the Proxy Statement.

(b)       Security ownership of management:

Information required by this item is incorporated by reference from the section entitled “Information about our Board of Directors and Executive Officers” in the Proxy Statement.

(c)       Changes in control:

We know of no arrangements, including any pledges by any person of its securities, the operation of which may at a subsequent date result in a change of control.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)

Equity compensation plans approved by shareholders	835,811	$8.10	3,704,317

Equity compensation plans not approved by security holders	46,500	$17.80	—

Total	882,311	$8.61	3,704,317

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference from the section entitled “Information about our Board of Directors and Executive Officers” in the Proxy Statement.

Item 14. Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information concerning Vast and its consolidated subsidiaries required to be included in our periodic SEC reports.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)    Index of documents filed as a part of this report:

Page of this Report

(1) Financial Statements:

Report of Independent Accountants	45
Consolidated Balance Sheets at December 31, 2002 and 2001	46
Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2002	47
Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2002	48
Consolidated Statements of Cash Flow for each of the years in the three-year period ended December 31, 2002	49
Notes to Consolidated Financial Statements	50

(2) Schedules Supporting Financial Statements for the three years ended December 31, 2002

II. Condensed Financial Information of Registrant (Parent Company)	88
III. Supplemental Insurance Information (Consolidated)	91
IV. Reinsurance (Consolidated)	92
V. Valuation and Qualifying Accounts (Consolidated)	92

Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

(3) Exhibits

Exhibits are listed in the index of Exhibits at page 86.

(b) Reports on Form 8-K: Current reports were filed on Form 8-K on November 6, 2002 and November 8, 2002 in connection with press releases.

EXHIBITS INDEX

Exhibit No.	Description

3.2

By-Laws of the Company (Amended and Restated as of October 1, 1993) (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338))

4.1

Indenture between the Company and Southtrust Bank of Alabama, National Association, dated as of July 19, 1995 (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))

4.2

Supplemental Indenture between the Company and Southtrust Bank of Alabama, National Association, dated July 19, 1995 (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))

4.3

Indenture dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina, as trustee (filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338))

4.4

Amended and Restated Declaration of Trust, dated as of January 31, 1997, of Vesta Capital Trust I (filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338))

4.5

Capital Securities Guarantee Agreement, dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina, as trustee (filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated by reference (File No. 1-12338))

10.1

Amended and Restated Management Agreement between J. Gordon Gaines, Inc. and Vesta Fire Insurance Corporation and its subsidiary and affiliated companies, effective as of January 1, 1999 (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference)

10.2

Office Lease between the Company and Torchmark Development Corporation, dated as of April 20, 1992 (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-12338))

10.3†	Credit Agreement by and among Vesta Insurance Group, Inc. and First Commercial Bank establishing a $30 million Revolving Credit Facility dated February 1, 2003.

10.4†	Stock Pledge Agreement, dated February 1, 2003 by Vesta Insurance Group, Inc. in favor of First Commercial Bank.

10.5

Form of Restricted Stock Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on August 31, 1993 and incorporated herein by reference (File No. 1-12338))

10.6*	The Company’s Incentive Compensation Plan (filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on April 9, 2001 and incorporated herein by reference)

Exhibit No.	Description

10.7*

The Company’s Long Term Incentive Plan as amended effective as of August 27, 1999 (filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on August 9, 1999) and incorporated herein by reference

10.8*

Form of Non-Qualified Stock Option Agreement entered into by and between the Company and certain of its executive officers and directors (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))

10.9*	Cash Bonus Plan of the Company (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference)

10.10*

J. Gordon Gaines, Inc. Post Retirement Benefits Plan (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-12338))

10.11

The Company’s Non-Employee Director Stock Plan (filed as an exhibit to the Company’s 10-Q for the quarter ended March 30, 2000, filed on May 15, 2000 and incorporated herein by reference (File No. 1-12338))

10.12

Employment Agreement between the registrant and Norman W. Gayle, III, dated as of September 30, 1999. (filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

10.13

Employment Agreement between the registrant and Donald W. Thornton, dated as of September 30, 1999. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

10.14

Vesta Insurance Group, Inc. Executive Officer Incentive Compensation Plan. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

10.15

Settlement Agreement, made as of July 23, 2001, relating to the Vesta Insurance Group, Inc. Executive Officer Incentive Compensation Plan. (Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

21.0†	Subsidiaries of Vesta Insurance Group, Inc.

23.1†	Consent of PricewaterhouseCoopers LLP

99.1†	Comments concerning forward looking statements

99.2 †	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 †	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      *   These are the Company’s compensatory plans.

      †   Filed herewith.

Vesta Insurance Group, Inc.
(Parent Company)
Schedule II – Condensed
Balance Sheets
(in thousands except share data)

	At December 31,

	2002	2001

Assets
Investment in affiliates *	$344,853	$394,607
Short-term investments	513	100

Total investments	345,366	394,707

Cash	11	—
Receivable from litigation settlement	16,000	—
Other assets	13,348	10,803

Total assets	$374,725	$405,510

Liabilities
Other liabilities	$53,069	$36,807
Short term debt	30,000	29,964
Long term debt	55,795	79,432

Total liabilities	138,864	146,203

Stockholders’ equity
Preferred stock $.01 par value, 5,000,000 shares, authorized, issued:
2002 - 0 and 2001 – 0	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, issued:
2002 - 38,143,037 and 2001 - 36,994,464 shares	381	370
Additional paid-in capital	248,372	244,640
Accumulated other comprehensive income, net of tax (benefit) expense of $8,131 and $4,191 in 2002 and 2001, respectively	15,101	7,784
Retained earnings	(2,698)	32,611
Treasury stock	(18,250)	(19,507)
Unearned stock	(7,045)	(6,591)

Total stockholders’ equity	235,861	259,307

Total liabilities and stockholders’ equity	$374,725	$405,510

*  Eliminated in consolidation

Vesta Insurance Group, Inc.
(Parent Company)
Schedule II—Condensed Statements of Operations
(in thousands)

	For the Year Ended December 31,

	2002	2001	2000

Revenues:
Net other income (loss)	$(2,775)	$4,470	$443
Gain on litigation settlement	16,000	—	—

	13,225	4,470	443

Expenses:
Interest expenses	13,587	15,125	16,636
Operating expenses	12,301	29,325	2,318
Gain on debt extinguishment	(9,477)	(1,400)	(8,077)

Total expenses	16,411	43,050	10,877

Net loss before income tax and equity in earnings of affiliates	(3,186)	(38,580)	(10,434)
Income tax benefit	1,115	13,503	3,652

Loss before equity in earnings of affiliates	(2,071)	(25,077)	(6,782)
Equity in earnings of affiliates *	(30,140)	(4,253)	17,984

Net income (loss)	$(32,211)	$(29,330)	$11,202

      *   Eliminated in consolidation

Vesta Insurance Group, Inc.
(Parent Company)
Schedule II—Condensed Statement of Cash Flows
(in thousands)

	For the Year Ended December 31,

	2002	2001	2000

Cash (used in) provided from operations	$14,074	$(61,342)	$24,862

Cash provided by investing activities:
Net decrease in short-term investments	—	—	3,484

Cash provided by investing activities	—	—	3,484

Cash (used in) provided from financing activities:
Dividends paid	(3,658)	(2,770)	(4,611)
Acquisition of common stock	(949)	(57,269)	(56,303)
Issuance of common stock	—	96,381	32,678
Net change in short term debt	36	24,964	—
Retirement of debt and deferrable capital securities	(9,492)	—	—

Cash (used in) provided from financing activities	(14,063)	61,306	(28,236)

Net increase (decrease) in cash	11	(36)	110

Cash balance at beginning of period	$—	$36	$(74)

Cash balance at end of period	$11	$—	$36

Vesta Insurance Group, Inc.
Schedule III—Supplemental Insurance Information (Consolidated)
As of December 31, 2002 and 2001
(in thousands)

	Deferred Policy Acquisition Costs	Future Policy Benefits, Loss and Loss Adjustment Expense Reserve	Unearned Premiums

As of December 31, 2002
Standard Property-Casualty	$42,308	$164,077	$227,485
Life Insurance	18,708	678,419	—
Specialty lines	10,736	73,833	79,297
Discontinued operations	—	84,410	—

	$71,752	$1,000,739	$306,782

As of December 31, 2001
Standard Property-Casualty	$36,800	$156,085	$149,419
Life Insurance	21,538	695,170	—
Specialty lines	494	25,088	30,460
Discontinued operations	—	99,824	—

	$58,832	$976,167	$179,879

Vesta Insurance Group, Inc.
Schedule III—Supplemental Insurance Information (Consolidated)
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	Net Earned Premium	Net Investment Income	Benefits, Claim and Loss Adjustment Expenses	Amortization of DAC	Other Operating Expenses	Net Premium Written

As of December 31, 2002
Standard Property-Casualty	$325,974		$224,028	$73,478	$41,211	$360,309
Life Insurance	10,506	$36,020	23,283	2,720	9,721	10,506
Non-standard Underwriting	161,477	—	100,278	46,222	20,830	181,349
Nonstandard Auto Agency	—	—	—	—	137,805	—
Corporate and other	—	18,392	—	—	24,096	—
Eliminations	—	(1,012)	—	(21,443)	(46,043)	—

	$497,957	$53,400	$347,589	$100,977	$187,620	$552,164

As of December 31, 2001
Standard Property-Casualty	$246,063		$161,599	$54,795	$32,356	$263,962
Life Insurance	9,769	$42,987	24,092	1,937	9,350	9,769
Nonstandard Underwriting	10,169	—	7,997	2,356	276	11,789
Nonstandard Auto Agency	—	325	—	—	9,087	—
Corporate and other	—	20,099	—	—	13,466	—

	$266,001	$63,411	$193,688	$59,088	$64,535	$285,520

As of December 31, 2000
Standard Property-Casualty	$212,809		$124,772	$52,361	$26,616	$205,461
Life Insurance	3,093	$21,360	9,610	619	5,855	3,093
Nonstandard Underwriting	1,097	—	660	(733)	—	2,188
Corporate and other	—	24,543	—	—	11,103	—

	$216,999	$45,903	$135,042	$52,247	$43,574	$210,742

Vesta Insurance Group, Inc.
Schedule IV—Reinsurance (Consolidated)
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

Premiums Earned	Gross Direct Amount	Ceded to other Companies	Assumed from other Companies	Net Amount	Percentage of Amount Assumed to Net

2002	$ 649,592	$ 239,786	$ 88,151	$ 497,957	17.70%
2001	384,776	130,473	11,698	266,001	4.40%
2000	255,257	43,413	38,240	250,084	15.29%

Vesta Insurance Group, Inc.
Schedule V – Valuation and Qualifying Accounts (Consolidated)
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Deductions	Balance at End of Period

Allowance for premiums in course of collection:
2002	$2,684	$760	$2,547	$897
2001	3,937	3,797	5,050	2,684
2000	2,412	7,707	6,182	3,937

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VESTA INSURANCE GROUP, INC.
By:	/s/ NORMAN W. GAYLE, III

Norman W. Gayle, III, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NORMAN W. GAYLE, III	Director, President & CEO	28-Mar-03

Norman W. Gayle, III

/s/ HOPSON B. NANCE	Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)	28-Mar-03

Hopson B. Nance

	Director	28-Mar-03

Tambra L.G. Bailie

/s/ ROBERT B. D. BATLIVALA, PHD.	Director	28-Mar-03

Robert B. D. Batlivala, PhD.

/s/ WALTER M. BEALE, JR.	Director	28-Mar-03

Walter M. Beale, Jr.

/s/ EHNEY A. CAMP, III	Director	28-Mar-03

Ehney A. Camp, III

	Director	28-Mar-03

Alan S. Farrior

/s/ MICHAEL J. GOUGH	Director	28-Mar-03

Michael J. Gough

	Director	28-Mar-03

T. Owen Vickers, Sr.

/s/ STEPHEN R. WINDOM	Director	28-Mar-03

Stephen R. Windom

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Norman W. Gayle, III, certify that:

1.         I have reviewed this annual report on Form 10-K of Vesta Insurance Group, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003
/s/ NORMAN W. GAYLE, III

Norman W. Gayle, III President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Hopson B. Nance, certify that:

1.         I have reviewed this annual report on Form 10-K of Vesta Insurance Group, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

/s/ HOPSON B. NANCE

Hopson B. Nance Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)