Form 10-Q
period 2003-03-31
VESTA INSURANCE GROUP INC
filed 2003-05-14
CIK 911576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                          (Mark One)

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The number of shares outstanding of the registrant's common stock,
$.01 par value, as of May 9, 2003
36,678,060

Vesta Insurance Group, Inc.

Part I
Item 1. Financial Statements
Vesta Insurance Group, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)
	March 31, 2003	December 31, 2002
	(unaudited)
Assets:
Fixed maturities available for sale - at fair value (cost: 2003 - $856,810;
2002 - $829,682)	$877,098	$863,695
Equity securities-at fair value: (cost: 2003- $29,781; 2002- $26,072)	30,158	27,055
Mortgage loans	9,999	12,124
Policy loans	61,325	61,278
Short-term investments	35,881	9,679
Other invested assets	36,084	36,759

Total investments	1,050,545	1,010,590
Cash	77,309	140,593
Accrued investment income	13,775	11,866
Premiums in course of collection (net of allowances for losses
of $897 in 2003 and 2002)	128,441	128,799
Reinsurance balances receivable	356,127	355,054
Reinsurance recoverable on paid losses	91,521	79,334
Deferred policy acquisition costs	74,302	71,752
Property and equipment	20,552	22,123
Deferred income taxes	46,847	46,176
Assets held for sale	8,354	9,598
Goodwill	129,199	129,320
Other intangible assets	5,466	5,550
Other assets	40,330	32,103

Total assets	$2,042,768	$2,042,858

Liabilities:
Policy liabilities	$671,143	$678,419
Losses and loss adjustment expenses	323,076	322,320
Unearned premiums	336,208	306,782
Federal Home Loan Bank advances	165,617	176,793
Reinsurance balances payable	99,674	100,860
Short term debt	30,000	30,000
Long term debt	55,798	55,795
Liabilities held for sale	6,435	5,632
Other liabilities	94,190	107,951

Total liabilities	1,782,141	1,784,552
Commitments and contingencies: See Note B
Deferrable Capital Securities	22,445	22,445
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, issued:
2003 - 0 and 2002 - 0	--	--
Common stock, $.01 par value, 100,000,000 shares authorized, issued:
2003 and 2002 - 38,143,037	381	381
Additional paid-in capital	248,372	248,372
Accumulated other comprehensive income, (net of tax expense
of $7,763 and $8,131 in 2003 and 2002, respectively)	14,417	15,101
Retained earnings	85	(2,698)
Treasury stock (2,464,977 shares at cost at March 31, 2003 and
December 31, 2002, respectively)	(18,250)	(18,250)
Unearned stock	(6,823)	(7,045)

Total stockholders' equity	238,182	235,861

Total liabilities, deferrable capital securities
and stockholders' equity	$2,042,768	$2,042,858

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Consolidated Statements of Operations and Comprehensive Income
Statements of Operations
(amounts in thousands, except per share data)
	Three months ended March 31,
	2003	2002
	(unaudited)
Revenues:
Net premiums written	$132,353	$146,080
Change in unearned premiums	(13,453)	(39,306)

Net premiums earned	118,900	106,774
Policy fees	7,638	3,418
Agency fees and commissions	20,877	18,380
Net investment income	11,615	13,568
Realized gains	3,508	1,085
Other	1,943	2,135

Total revenues	164,481	145,360
Expenses:
Policyholder benefits	5,090	7,828
Losses and loss adjustment expenses incurred	79,957	70,694
Policy acquisition expenses	21,955	19,794
Operating expenses	45,737	40,880
Interest on debt	3,158	3,951
Gain on debt extinguishment	--	(1,380)
Other intangible amortization	84	84

Total expenses	155,981	141,851
Income (loss) from continuing operations before taxes, minority interest,
and deferrable capital securities	8,500	3,509
Income tax expense	2,976	1,272
Minority interest, net of tax	286	424
Deferrable capital security distributions, net of tax	311	129

Net income (loss) from continuing operations	4,927	1,684
Gain (loss) from discontinued operations, net of tax	(1,253)	65

Net income (loss)	3,674	1,749
Gain on redemption of preferred securities, net of tax	--	210

Net income (loss) available to common shareholders	$3,674	$1,959

Net income (loss) from continuing operations per share - Basic	$0.14	$0.05

Net income (loss) available to common shareholders per share - Basic	$0.11	$0.06

Net income (loss) from continuing operations per share - Diluted	$0.14	$0.05

Net income (loss) available to common shareholders per share - Diluted	$0.11	$0.06

Statements of Comprehensive Income (Loss)
Net income (loss)	$3,674	$1,749
Other comprehensive income, net of tax:
Unrealized holding (losses) gains on available-for-sale
securities net of tax of $559 and $(2,943), respectively	1,596	(5,465)
Less realized (losses) gains on available-for-sale
securities net of tax of $1,228 and $380, respectively	2,280	705

	(684)	(6,170)
Gain on redemption of preferred securities, net of tax of
$0 and $113, respectively	--	210

Comprehensive (loss) income	$2,990	$(4,211)

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Consolidated Statement of Cash Flows
(amounts in thousands)
	Three months ended March 31,
	2003	2002
	(unaudited)
Operating Activities:
Net income	$3,674	$1,749
Adjustments to reconcile net loss to cash provided by (used in) operations
Changes in:
Loss and LAE reserves, and future policy liabilities	(2,086)	19,604
Unearned premium reserves	29,426	55,615
Reinsurance balances receivable	(1,072)	(33,702)
Premiums in course of collection	358	(28,187)
Reinsurance recoverable on paid losses	(12,187)	(8,748)
Reinsurance balances payable	(1,187)	31,183
Other assets and liabilities	(18,995)	(11,856)
Policy acquisition costs deferred	(24,506)	(49,123)
Policy acquisition costs amortized	21,955	25,482
Realized gains	(3,508)	(1,085)
Amortization and depreciation	1,566	1,079
Gain on extinguishment of debt	--	(897)

Net cash provided by (used in) operations	(6,562)	1,114
Investing Activities:
Investments sold:
Fixed maturities available for sale	64,731	48,068
Equity securities	193	988
Investments acquired:
Fixed maturities available for sale	(120,880)	(89,036)
Equity securities	(2,375)	(2,989)
Maturities, paydowns, calls and other
Fixed maturities available for sale	49,915	26,561
Net decrease in other invested assets	2,752	1,693
Net cash received (paid) for acquisition	(12,000)	9,006
Net increase in short-term investments	(26,202)	(421)
Assets held for sale	(713)	--
Additions to property and equipment	(861)	(680)
Disposal of property and equipment	1,010	10

Net cash used in investing activities	(44,430)	(6,800)
Financing Activities:
Net change in FHLB borrowings	(11,176)	11,078
Change in long and short-term debt	3	(3)
Net deposits and withdrawals from insurance liabilities	(227)	(5,441)
Acquisition of common stock	--	(821)
Dividends paid	(892)	(925)

Net cash provided by (used in) financing activities	(12,292)	3,888
Decrease in cash	(63,284)	(1,798)
Cash at beginning of period	140,593	23,579

Cash at end of period	$77,309	$21,781

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands except per share amounts)

Note A-Significant Accounting Policies

     Basis of Presentation:The accompanying unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes which have been issued by the Company and filed with the Securities and Exchange Commission.

     Reclassifications: Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between periods. These reclassifications have no effect on previously reported stockholders' equity or net income during the periods involved.

      New Accounting Standards: Effective January 1, 2002, Vesta adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which had been issued by the FASB in October 2001. SFAS No. 144 provides a single model for treatment of the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Adoption of SFAS No. 144 did not have a material impact on Vesta's financial position, results of operations or cash flows other than the classification of certain items in our statements of financial position, results of operations and cash flow.

     Effective July 1, 2002, Vesta adopted SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which had been issued by the FASB in April 2002. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 and the amended sections of SFAS No. 13 are not applicable to Vesta and, therefore, have no effect on our financial statements. In connection with our adopting SFAS No. 145 on July 1, 2002, we reclassified gains on the extinguishment of debt from extraordinary gain on debt extinguishment to other expense in our third quarter financial statements. These reclassifications decreased other expense by $.0 million and $1.4 million for the quarters ending March 31, 2003 and 2002, respectively.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," related to a guarantors accounting for, and disclosures of, the issuance of certain types of guarantees. Vesta is required to adopt the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002 on a prospective basis. Management has determined that there will be no material impact on Vesta's financial position or results of operations related to the initial recognition and measurement guarantees of this Interpretation.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement is effective for 2003 and amends SFAS No. 123, "Accounting for Stock-Based Compensation" by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires additional disclosures related to the effect of stock-based compensation on reported results. Vesta is currently reviewing its treatment of stock-based compensation as well as the impact of this pronouncement.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This Interpretation provides guidance on the identification and consolidation of variable interest entities ("VIEs"), whereby control is achieved through means other than through voting rights. Implementation of FIN 46 did not have a material impact on Vesta's financial position, results of operations or cash flows other than the classification of certain items in our statements of financial position, results of operations and cash flow.

      In May 2002, the Derivatives Implementation Group of the FASB exposed for comment issue No. B36, "Bifurcation of Embedded Credit Derivatives" ("DIG B36"). DIG B36 would require the bifurcation of potential embedded derivatives within modified coinsurance and funds withheld coinsurance arrangements in which the terms require the future payment of a principal amount plus a return based on a specified proportion of the ceding company's return on either its general account assets or a specified block of those assets. The proposed effective date of the implementation guidance in DIG B36 is for the first fiscal quarter beginning after June 15, 2003 and would be applied on a prospective basis. The Company is currently evaluating the impact of this pronouncement.

      Restricted Assets: As part of a modified coinsurance agreement with Employers Reinsurance Corporation, American Founders is holding $167.6 million of assets for the benefit of Employers, of which $165.8 million are included in fixed maturities available for sale herein.

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

     Reconciliation of income available to common shareholders and average shares outstanding for the three months ending March 31, 2003 and 2002 are as follows:

	Three months ended March 31,
	2003	2002
Net income available to common shareholders	$3,674	$1,959

Weighted average shares outstanding-basic	34,865	33,305
Stock options and restricted stock	42	591

Weighted average shares outstanding-diluted	34,907	33,896

     Earnings per share for discontinued operations for the three months ended March 31, 2003 and 2002 are as follows:

	2003	2002
Basic Earnings per share:
Discontinued Operations	$(0.03)	$0.00
Diluted Earnings per share:
Discontinued Operations	$(0.03)	$0.00

Note B-Commitments and Contingencies

Securities Litigation

      In 2001, Vesta settled a securities class action that had been pending since 1998. In connection with that settlement, the issuer of our primary directors' and officers' insurance policy, which was intended to cover the initial $25 million of settlement costs and related expenses, denied coverage and refused to fund its share of the settlement costs. We sued that insurer in Alabama state court alleging that its action was taken in bad faith. In February 2003, we settled that claim and collected $16 million in cash.

Health insurance related lawsuits

      Vesta and two former officers of Vesta are defendants in a lawsuit styled James H. Cashion, Jr. d/b/a American Health Underwriters v. Vesta Insurance Group, Inc., et al, Plaintiff, a former general agent of our subsidiary States General Life Insurance Company, which we purchased in 2001, alleges that the defendants engaged in an actionable civil conspiracy to tortiously interfere with his agency contracts. The civil conspiracy claim is premised, in part, on certain payments made to these two former officers of Vesta by another agent who replaced Mr. Cashion. The plaintiff is seeking actual and punitive damages. Vesta denies tortiously interfering with plaintiff's agency contract, believes the claims asserted against it have no merit, and is vigorously defending this lawsuit. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on our financial position.

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

Life insurance related lawsuits

      Our subsidiary, American Founders, is a defendant in a lawsuit brought by a judgment creditor of IFS Holdings, Inc. - the former holder of American Founders' series A and C preferred stock - alleging that American Founders redeemed its Series A and Series C preferred stock from IFS Holdings, Inc. for less than "reasonably equivalent value," and, therefore, engaged in a voidable fraudulent transfer. American Founders believes (i) that the redemption transaction was for reasonably equivalent value; and (ii) that the allegations brought against it in this lawsuit are without merit. We have vigorously defended this action. In the opinion of management, resolution of the lawsuit is not expected to have a material adverse effect on our financial position. However, depending upon the amount and timing, an unfavorable resolution of this matter could materially affect American Founders' future operations or cash flows in a particular period.

Indemnification Agreements and Liability Insurance

     Pursuant to Delaware law and our by-laws, we are obligated to indemnify our current and former officers and directors for certain liabilities arising from their employment with or services to Vesta, provided that their conduct complied with certain requirements. Pursuant to these obligations, we have been funding costs of defense and other expenses on behalf of certain current and former officers and directors, subject to an undertaking from such individuals to repay any amounts advanced in the event a court determines that they are not entitled to indemnification.

Reinsurance Arbitration/Litigation

      As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $33.4 million at March 31, 2003. Additionally, we have previously collected approximately $48.5 million from the drawdown of collateral on hand. Such amount, net of related expenses, has been reflected in the 2002 financial statements.

      NRMA Insurance Ltd. ("NRMA"), one of the participants in the 20 percent whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We also filed for arbitration against Alfa Mutual Insurance Company and Dorinco Reinsurance Company, the other two participants on the treaty. All those arbitrations are in the discovery stages. Additionally, Alfa filed a Motion for Declaratory Judgment asking the arbitration panel to order that there is no enforceable agreement between Alfa and Vesta or alternatively, that there is no coverage for developmental losses under the treaty. After a hearing in June 2002, the arbitration panel denied Alfa's motion. The hearing on the merits of the arbitration with Alfa was scheduled for May 2003. However, on April 21, 2003, Alfa filed a lawsuit against Vesta Fire in state court in Montgomery, Alabama seeking a declaration from the Court on certain procedural and organizational matters and requesting that the Court stay the arbitration proceedings during the pendency of the litigation in state court in Alabama. On April 24, 2003, the Court issued a temporary restraining order staying the proceedings in the ongoing arbitration in order to maintain the status quo until the merits of Alfa's petition can be heard and determined. The lawsuit filed by Alfa will delay indefinitely the Alfa arbitration proceedings but it is too early to determine if the litigation will delay proceedings in the other two arbitrations. On June 19, 2002, the panel in the NRMA arbitration issued an order to bifurcate the arbitration, and scheduled a hearing for the week of October 28, 2002 to decide the issue of coverage for developmental losses under the treaty. On September 6, 2002, the panel notified the parties that it would make such determination on this specific issue on the papers and filings submitted by the parties without the necessity of a live hearing. On November 6, 2002, the Company was notified by the panel that it ruled that the treaty does not apply to loss occurrences prior to July 1, 1997. As a result, Vesta recorded a $23.6 million pre-tax non-operating charge as a revision of our estimated reinsurance recoverable in the third quarter of 2002. This ruling does not set a binding precedent regarding Vesta's other arbitrations and, accordingly, we have not recorded any change in our estimate of our recoverable from the other treaty participants as a result of this ruling. In February 2003, Vesta filed a petition to vacate the NRMA panel ruling in the U.S. District Court for the Northern District of Alabama. On April 8, 2003, the Court ruled that since the arbitration proceedings have not been fully exhausted, it was dismissing Vesta's petition without prejudice of the parties to seek the Court's review of any final arbitration award. The hearing in the NRMA arbitration is currently scheduled to begin on October 20, 2003, and is estimated to take approximately two weeks. On December 16, 2002, Dorinco filed a motion seeking an order that the treaty does not cover developmental losses. On May 1, 2003, the panel in the Dorinco arbitration ruled that Dorinco is not responsible for losses on any policy or any other insurance or reinsurance contract terminated prior to July 1, 1997 and that the arbitration will continue with respect to losses whenever occurring, on policies or any other insurance or reinsurance contract in force at July 1, 1997. The hearing in the Dorinco arbitration is currently scheduled to begin on December 1, 2003, and is estimated to take approximately two weeks. Based on a current estimate of the impact of this ruling and the ruling previously received from the NRMA panel, we currently believe our estimated recoverable is appropriate. However, we are continuing to evaluate the effects of complying with these rulings and our estimate may change in the future as a result of this evaluation.

      While management continues to believe its interpretation of the treaty's terms and computations based thereon are correct, these matters are being contested in these arbitration proceedings and their ultimate outcome cannot be determined at this time. If rescission on all three treaties was awarded by three separate arbitration panels, we would incur a charge of approximately $57.0 million.

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

     Muhl vs. Vesta is a case pending in the supreme Court of the State of New York, County of New York, brought by the Liquidator of Midland Insurance Company ("Midland"), claiming recoveries under two alleged retrocession agreements (Pool I and Pool III) between Midland and Interstate Fire Insurance Company, Vesta's predecessor in interest. The Liquidator's claims against Vesta under Pool I and Pool III have been severed.

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

      Nichols vs. Vesta Fire Insurance Corporation is a lawsuit brought by the Liquidator of Delta America Re Insurance Company in Kentucky state court to recover losses alleged under reinsurance contracts entered into in the 1970's. Vesta removed the action to federal court and successfully moved to compel arbitration. Each party has selected a party arbitrator but as yet there is no neutral umpire. There has been no discovery as yet and no organizational meeting of the panel. Given the preliminary nature of these proceedings, it is too early to evaluate the likelihood of a favorable or unfavorable outcome.

      Vesta vs. New Cap Re is an arbitration against an Australian reinsurer, to collect reinsurance recoverables pursuant to two accident year excess of loss ratio reinsurance agreements. In the arbitration, New Cap Re challenged Vesta's earlier draw on a Letter of Credit for $7.5 million which was held in connection with one of the two contracts. Shortly after the arbitration commenced, New Cap Re became the subject of insolvency proceedings in Australia and an ancillary proceeding in the U.S. Bankruptcy Court in New York. The Bankruptcy Court stayed all pending litigation and arbitration against New Cap Re, and we appealed that ruling to the Southern District of New York, and ultimately to the U.S. Court of Appeals for the Second Circuit which recently affirmed the Bankruptcy Court's stay of the arbitration against New Cap Re. Hence, our efforts to recover losses as well as New Cap Re's efforts to challenge the earlier draw on the $7.5 million Letter of Credit by us are stayed.

      On September 5, 2002, New Cap Re served us with an Application pursuant to Section 588FF of the Australian Corporations Act seeking an order directing us to pay New Cap Re and its liquidator $1.0 million that Vesta allegedly received as an "unfair preference" and/or arising out of an "uncommercial transaction," as those terms are defined by the Corporations Act. We filed a Notice of Appearance on October 31, 2002. While management intends to vigorously defend this matter, given the preliminary nature of these proceedings, it is too early to evaluate the likelihood of success.

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

A brief description of each segment is as follows:

Standard property-casualty segment

      The standard property-casualty segment consists of two principal lines of business: (1) underwriting residential property insurance in capacity constrained states; and (2) underwriting residential property and automobile insurance in states where we can profitably offer both products through independent agents. Vesta's insurance products are distributed primarily through approximately 2,475 independent agencies in 24 states. Our residential property lines target families (1) with multiple insurance policies; (2) who own more than one automobile; and (3) who live in a home valued between $100,000 and $250,000. Our standard personal auto line targets drivers over age thirty-five with above average driving records.

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

Life insurance segment

      We provide a variety of life insurance products through American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. In 2000, we purchased a 72% interest in American Founders. On February 18, 2003, we purchased the remaining shares held by minority holders and now own 100% of American Founders. At March 31, 2003, American Founders had in force approximately $2.3 billion (face value) of life and annuity products. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products through independent agents located throughout the U.S. In the fourth quarter of 2002, we decided to exit the health insurance business line which was previously included in the life insurance segment. The results for the health insurance line have been reclassified to discontinued operations for all periods presented in this report.

Corporate and other segment

      Our corporate and other segment consists primarily of (1) net income earned on investments; (2) interest expenses associated with all debt; (3) financial results for a small life insurance agency; and (4) overhead expenses not directly associated with any other business segment.

      A summary of segment results for the three months ended March 31, 2003 and 2002 is as follows:

2003	Standard Property- Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate & Other	Eliminations	Total
(in thousands)
Revenues:
Premiums earned	$77,819	$2,410	$38,671				$118,900
Agency fees and commissions	--	--	--	$38,922		$(18,045)	20,877
Net investment income	--	7,695	--	--	$3,920	--	11,615
Policy fees	2,062	493	5,083	--	--	--	7,638
Realized gains (losses)	--	(8)	--	--	3,516	--	3,508
Other	242	642	912	--	147	--	1,943

Total revenues	80,123	11,232	44,666	38,922	7,583	(18,045)	$164,481
Expenses:
Loss, LAE and policyholder benefits	53,445	5,090	26,512	--	--	--	85,047
Policy acquisition costs	18,800	368	11,233	--	--	(8,446)	21,955
Operating expenses	11,104	2,452	3,907	33,969	3,904	(9,599)	45,737
Interest on debt	--	1,453	--	--	1,705	--	3,158
Gain on extinguishment of debt	--	--	--	--	--	--	--
Intangible asset amortization	--	--	--	--	84	--	84

Total expenses	83,349	9,363	41,652	33,969	5,693	(18,045)	155,981
Pre-tax income (loss) from
continuing operations	$(3,226)	$1,869	$3,014	$4,953	$1,890	--	$8,500

Operating segment assets:
Investments and other assets	$416,590	$887,696	$154,601	$139,706	$296,070
Deferred acquisition costs	42,203	19,256	12,843	--	--

	$458,793	$906,952	$167,444	$139,706	$296,070

2002	Standard Property- Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate & Other	Eliminations	Total
(in thousands)
Revenues:
Premiums earned	$67,843	$3,057	$35,874				$106,774
Agency fees and commissions	--	--	--	$32,562		$(14,182)	18,380
Net investment income	--	9,306	--	--	$4,382	(120)	13,568
Policy fees	1,302	983	1,133	--	--	--	3,418
Realized gains (losses)	--	942	--	--	143	--	1,085
Other	--	337	1,608	--	190	--	2,135

Total revenues	69,145	14,625	38,615	32,562	4,715	(14,302)	$145,360
Expenses:
Loss, LAE and policyholder benefits	47,079	7,828	23,615	--	--	--	78,522
Policy acquisition costs	15,415	269	9,318	--	--	(5,208)	19,794
Operating expenses	9,172	2,458	3,296	29,710	5,218	(8,974)	40,880
Interest on debt	--	1,576	--	120	2,375	(120)	3,951
Gain on extinguishment of debt	--	--	--	--	(1,380)	--	(1,380)
Intangible asset amortization	--	--	--	--	84	--	84

Total expenses	71,666	12,131	36,229	29,830	6,297	(14,302)	141,851
Pre-tax income (loss) from
continuing operations	$(2,521)	$2,494	$2,386	$2,732	$(1,582)	--	$3,509

Operating segment assets:
Investments and other assets	$288,866	$908,188	$124,576	$63,204	$398,451
Deferred acquisition costs	51,955	23,987	11,889	4,111	--

	$340,821	$932,175	$136,465	$67,315	$398,451

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

Note E-Acquisitions

      In February 2003, we completed the acquisition of the approximate 27% remaining ownership from the minority owners of American Founders Financial Corporation. The purchase price for this acquisition was $12.9 million. The transaction has been accounted for as a purchase. Summarized below is a preliminary allocation of 100% of the assets and liabilities of American Founders (in thousands and unaudited):

Assets acquired:
Invested assets	$723,738
Deferred policy acquisition costs	17,666
Other assets	152,684
Goodwill	10,760

Total assets	$904,848

Liabilities acquired:
Future policy benefits	$661,432
Other liabilities	185,719

Total liabilities	$847,151

Note F-Subsequent Events

      In the first week of April, a severe hailstorm caused approximately $1.2 billion of total losses to the industry, including an estimated $540 million of residential property losses in Texas, according to the Insurance Services Office. Texas Select, Vesta's residential property subsidiary in Texas, is currently estimated to have approximately $10 to $12 million in pre-tax losses, net of its 50% Texas quota share, in the second quarter as a result of this storm.

      A Vesta subsidiary acquired 20% of InsureOne Agency from a minority owner for $9.6 million, effective April 1, 2003. As a result of this purchase, we now own 100% of the InsureOne Agency.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with management's discussion and analysis of the financial condition and results of operations and all of the other information, including the discussion of Vesta's critical accounting policies, appearing in Vesta's 2002 Annual Report as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto.

Results of Operations

     Overview

      Vesta conducts business in three areas of the personal insurance industry: (1) standard property and casualty insurance; (2) non-standard automobile insurance; and (3) life insurance. Our consolidated revenue is derived principally from risk-bearing premiums, commissions and fees, investment income and investment gains and losses. Our consolidated expenses consist primarily of payments for claims and expenses associated with underwriting activities, agents' commissions and operations.

      We report financial information according to five business segments: (1) standard property-casualty insurance; (2) non-standard agency; (3) non-standard underwriting; (4) life insurance; and (5) corporate and other. Since 1999, we have discontinued a number of business lines. We have segregated the reporting for these discontinued operations in our financial statements.

      Since 2000, we have pursued a strategy to diversify into various segments of the personal insurance markets. While we have experienced significant and profitable growth in various personal lines businesses since 2000, we have also experienced significant declines in our property and casualty subsidiaries' statutory capital and surplus during the same period. These declines in capital and surplus are primarily attributable to lower than expected arbitration awards and changes in estimates of disputed reinsurance recoverable balances, reserve strengthening in our discontinued commercial and assumed reinsurance segments and increased policy acquisitions costs associated with significant premium growth. This decline in statutory surplus coupled with significant growth in premium written is the primary reason that A.M. Best Company recently adjusted the financial strength ratings of our property and casualty insurance subsidiaries from B+ (Very Good) to B (Fair). Management is unable to quantify the impact that this adjustment will have on our business; however, this adjustment could lead to significant deterioration in selected portions of our standard property and casualty premium volume and adversely impact the financial results of this segment going forward. In an effort to strengthen our statutory capital position, we have undertaken an evaluation of a possible sale or divestiture of a portion of our property and casualty business.

Standard property-casualty and non-standard underwriting

      The financial results of our property-casualty underwriting activities (including our standard property-casualty segment and the non-standard underwriting segment) primarily depend upon two variables: (1) the amount of premiums we collect, which is dependent upon rates and volume; and (2) the costs we incur to adjust and pay claims submitted by individuals we have insured.

      Subject to competitive and market trends and regulatory approval, premium rates are generally within our control, and we continuously monitor and seek to adjust rates as appropriate. During the first quarter of 2003, we implemented 4 rate increases in our standard automobile business line, which represented an average premium increase of approximately 7.4%. In the first quarter of 2003, we also implemented 11 rate increases in our standard residential property line, which represented an average premium increase of approximately 16.7%. In our non-standard underwriting segment, we enacted 9 rate increases for an average increase of 2.2%. With respect to volume, our ability to increase written premium in our property-casualty underwriting activities is largely dependent upon our surplus leverage ratio, which reflects our underwriting operations' net written premiums relative to statutory surplus at the end of a period. As of December 31, 2002, our surplus leverage ratio did not indicate capacity for significant growth in our net premiums written, and, in March of 2003, we commenced an evaluation of a possible sale or divestiture of a portion of our property and casualty business in an effort to maximize shareholder value and strengthen our statutory capital position.

      The costs we incur to adjust and pay claims, known as loss and loss adjustment expenses, are largely beyond our control and depend primarily upon the frequency and/or severity of claims made by our policyholders. One measure of performance in the insurance industry is the "loss ratio," which is the ratio of (i) the sum of loss and loss adjustment expenses; to (ii) the sum of earned premiums and policy fees. Our loss ratio will generally increase or decrease according to the frequency and/or severity of claims made by our policyholders.

      Another key performance measure for insurance companies is the "combined ratio." The combined ratio compares (i) the sum of loss, loss adjustment expenses, operating expenses and policy acquisition expenses; to (ii) total earned premiums and policy fees. A combined ratio of less than 100% indicates underwriting profitability, without regard to investment income earned from investing the premium received.

Non-standard agency

      The financial results of our agency activities primarily depend upon the amount of fees and commissions we can collect from the sale of insurance products and the expenses we incur to conduct our day-to-day operations. Although we expect the minimum commissions and policy fees that we earn under a typical agency contract to be relatively stable, we expect to earn a substantial amount of additional "profit sharing" commissions in excess of the contractual minimums. These profit sharing commissions are dependent upon whether the non-standard auto policies that we produce for other insurers result in a level of losses in relation to written premium (i.e., loss ratios) below the levels stated in our agency contracts. Accordingly, the frequency and severity of claims made on the policies our agencies produce may impact our profit sharing commissions.

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

Comparison of First Quarter 2003 to First Quarter 2002

      For the period ended March 31, 2003, we reported net income available to common shareholders of $3.7 million ($0.11 diluted per share), compared with net income available to shareholders of $2.0 million ($.06 diluted per share) reported for the previous year.

The primary factors that impacted our financial results in the first quarter of 2003 were as follows:
  The first quarter is typically one of the strongest for non-standard auto business, and the non-standard agency segment produced $2.9 million in net income in the quarter. The non-standard underwriting segment generated approximately $2 million in net income on a 95.2% combined ratio.
  Our combined ratio in the standard property-casualty segment was 104.3%, which is made up of a 106.9% combined ratio on residential property business and a 95.6% combined ratio for standard auto. The 106.9% combined ratio in the residential property business was primarily driven by large fire and freeze losses along the eastern coastal states and $3.2 million in losses from catastrophes.

      For a depiction of the various components of revenue, expense and financial results for each of our business segments for the quarter ending March 31, 2003 please refer to Note C included in this report.

Standard property-casualty segment

      In our standard property-casualty segment, we underwrite or sell personal automobile and residential property insurance through approximately 2,475 independent insurance sales agencies. In the first quarter of 2003, the standard property-casualty segment generated approximately $80.1 million in revenue, or approximately 48.7% of consolidated revenue.

      For the quarter ended March 31, 2003, net premiums written in our standard property-casualty lines decreased by $14.7 million (down 15.1%), to $83.0 million from $97.7 million in the prior year quarter. Net premiums earned for standard property-casualty lines increased by $10.0 million in 2003, up 14.7%, to $77.8 million from $67.8 million in 2002. The decrease in net premiums written is primarily attributable to the Texas residential property 50% quota share as well as decreased writings in the Midwest and Mid-Atlantic regions in connection with our decision to terminate agents and withdraw from certain states. Effective December 1, 2002, we ceded 50% of the premiums and losses on our Texas residential property business to third party reinsurers pursuant to a quota share reinsurance contract. Net premiums earned increased as increases in premiums written in prior periods was earned.

      Although we expect our net written premium will decrease in 2003 on a net basis, we have implemented rate increases to address emerging loss trends and to protect our net written premium relative to expenses, or underwriting margin. During the first quarter of 2003, we implemented 4 rate increases in our standard automobile business line, which represented an average premium increase of approximately 7.4%. We also implemented 11 rate increases in our standard residential property line, which represented an average increase of approximately 16.7%.

      Loss and loss adjustment expenses for standard property casualty lines for the period ended March 31, 2003 increased by $6.3 million (up 13.6%) to $53.4 million from $47.1 million in the prior year. The increase in loss and loss adjustment expenses incurred was primarily attributable to our growth in business in Texas. Loss and loss adjustment expenses in Texas were $9.0 million in the first quarter of 2003, compared with $6.1 million in the prior year.

      For the quarter ended March 31, 2003, the loss ratio for standard property-casualty segment was 66.7% compared with 68.1% at March 31, 2002. The decrease in the loss ratio was primarily attributable to improved results from the standard auto book of business.

      For the period ended March 31, 2003, policy acquisition expenses increased by $3.4 million (up 22.1%) to $18.8 million from $15.4 million for the same period of the prior year. In the first quarter of 2003, policy acquisition expenses related to our activities in Texas increased to $5.6 million from $2.3 million in 2002. Operating expenses increased by $1.9 million, or 20.7%, to $11.1 million from $9.2 million, primarily as a result of our growth in Texas.

Non-standard agency segment

      Our non-standard agency segment does not engage in underwriting activities. Rather, the primary focus of our agency segment is the distribution of non-standard auto insurance products for various insurance carriers in exchange for commissions and fees. Since our entry into the non-standard auto business in late 2000, revenue for our agency segment has increased significantly. In the first quarter of 2003, our non-standard agency segment generated approximately $38.9 million of commission and fees-based revenue, or approximately 21.3% of consolidated revenue, before eliminations.

      For the quarter ended March 31, 2003, fees and commissions in our agency segment increased by $6.3 million due primarily to increased sales of non-standard products. Our agency segment continued to improve its financial performance in the first quarter of 2003, achieving pre-tax income from continuing operations of approximately $5.0 million compared with a pre-tax income of $2.7 million in 2002.

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

      Since entering the non-standard auto business in late 2000, our revenue has increased significantly. In the first quarter of 2003, our non-standard underwriting segment generated approximately $44.7 million of revenue, representing approximately 27.2% of consolidated revenue.

      For the quarter ended March 31, 2003, net premiums written for non-standard lines increased by $1.7 million (up 3.8%), to $47.0 million from $45.3 million in 2002. For the same period, net premiums earned for non-standard lines increased by $2.8 million to $38.7 million from $35.9 million. The increase in net premiums written and net premiums earned was primarily attributable to new business produced by our affiliated agency operations, which acquired several agencies in late 2001 and early 2002.

      Of our total non-standard net written premiums of $47.0 million during the first quarter of 2003, the net premiums written produced by our affiliated agencies was approximately $38.3 million. The largest component of our net premiums written on policies sold by affiliated agencies was approximately $22.3 million net premium written through InsureOne, our affiliated agency operation based in Chicago, Illinois. Until December 1, 2002, we bore 100% of the underwriting risk on these policies. Effective December 1, 2002, we ceded 40% of the premiums and losses on the InsureOne business to third party reinsurers pursuant to a quota share reinsurance contract. As a result, we expect our total non-standard underwriting net written premiums will decrease in 2003.

      Of our total net written premiums of $47.0 million during the first quarter of 2003, net written premiums produced by unaffiliated agencies was approximately $8.7 million, with approximately $22 million of gross written premium ceded to third party reinsurers. For the quarter ended March 31, 2003, we also collected "issuing carrier" or "fronting" fees of approximately $.9 million, down from $1.6 million in 2002. The decrease in fronting fees was primarily attributable to a decrease in the amount of ceded earned premium fronted for a program in California to $.6 million in 2003, compared with $1.1 million in 2002.

      Although we expect our net written premium will remain flat in 2003 on an absolute basis as a result of the quota share reinsurance contract placed on the Insure One business, we have implemented rate increases to address emerging loss trends and to protect our underwriting margin. During the first quarter of 2003, we implemented 7 rate increases in our non-standard underwriting segment, which represented an average premium increase of approximately 2.2%.

      Loss and loss adjustment expenses for the non-standard underwriting segment increased by $2.9 million (up 12.3%) in 2003, to $26.5 million from $23.6 million in 2002. The increase in loss and loss adjustment expenses incurred was primarily attributable to the increase in earned premium produced by affiliated agencies acquired in our agency segment during 2002. The loss ratio for our non-standard underwriting segment at March 31, 2003 was 60.6%, compared with 63.8% at March 31, 2002. The decrease in the loss and loss adjustment expense ratio was primarily attributable to favorable loss ratios on premium produced by affiliated agencies acquired in our agency segment during 2002.

      Consistent with the corresponding increase in earned premium, policy acquisition expenses for the period ended March 31, 2003 increased by $1.9 million from the same period of the prior year.

Life insurance segment

      We provide a variety of life insurance products through American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. American Founders' business is driven primarily by the acquisitions of closed blocks of life insurance policies and, to a lesser extent, by marketing and distributing its fixed annuity products. Our life insurance products are sold through marketing firms, financial institutions and 700 independent agents located throughout 41 states and the District of Columbia. At March 31, 2003, American Founders had approximately $2.3 billion (face value) of life and annuity products in force, and approximately $664.6 million in invested assets.

      In the first quarter, our life insurance segment generated approximately $11.2 million in revenue, or approximately 6.8% of consolidated revenue.

      Life insurance premiums and policy fees decreased to $2.9 million from $4.0 million in the prior year as a result of increased reinsurance. Investment income decreased from the prior year because of an overall decline in market interest rates during 2002 and a reduction in invested assets.

Corporate and other segment

      For the period ended March 31, 2003, net investment income related to our property-casualty underwriting operations decreased by $.5 million to $3.9 million from $4.4 million in 2002. The weighted average yield on invested assets for 2003 (excluding realized and unrealized gains) was 4.6% compared with 6.7% for the prior year period. The decrease in investment income was primarily attributable to a decline in overall market interest rates, partially offset by increased average invested assets.

      Our overall interest expense includes interest payable on our 8.75% senior debentures due in 2025, interest on certain Federal Home Loan Bank borrowings and our commercial credit borrowings. Interest expense decreased by $.7 million compared with 2002, due to debt repurchased in 2002.

      In 2003, operating expenses decreased by $1.3 million from the prior year primarily due to decreasing compensation costs.

Discontinued operations

      In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines. Accordingly, our health insurance and consulting lines results for 2002 have been reclassified in our financial statements as part of discontinued operations and are classified as operations held for sale. For the period ended March 31, 2003, we recorded a pre-tax loss of $.9 million for our health operations and $.6 million from the sale of our consulting business.

      Previously, in 2000 and 1999, we exited the reinsurance assumed and commercial lines businesses, respectively. As a result, the reporting for these business lines is included in discontinued operations in our financial statements. At the time we made the decision to exit each of these business lines, we estimated the reserves required to fulfill our expected future obligations with respect to these discontinued operations. However, we continue to monitor our recorded estimates with respect to ultimate settlement on an ongoing basis. For the period ended March 31, 2003, we recorded a pre-tax loss of $.4 million for reinsurance assumed and commercial lines businesses.

      Based upon available information, we believe the recorded reserves for discontinued operations at March 31, 2003 is adequate. However, we will continue to monitor these reserves and their related claims activity and experience. Further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

Income taxes

      For the period ended March 31, 2003, we recorded an income tax expense of $3.0 million, compared with an income tax expense of $1.2 million recorded in the prior year. Our effective tax rate of 35% in 2003 was consistent with our effective tax rate in the prior year.

Liquidity and Capital Resources

Liquidity and Capital Resources - Holding Company

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

      Vesta's principal source of liquidity and capital resources to meet its holding company obligations is dividends paid by our subsidiaries. Many of our subsidiaries are insurance companies that are individually supervised by various state insurance regulators, and other unregulated companies that we own, such as Instant Insurance Holdings, Inc., are owned indirectly through a regulated insurance company. Given our organizational structure, we rely on two subsidiaries to pay dividends to our holding company or otherwise fund the obligations of our holding company on its behalf - Vesta Fire Insurance Corporation, an Illinois domiciled insurer, and J. Gordon Gaines, Inc., a Delaware business corporation.

Dividends from Vesta Fire

      Transactions between Vesta and its insurance subsidiaries, including the payment of dividends, are subject to certain limitations under the insurance laws of those subsidiaries' domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends out of unassigned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. The Illinois Insurance Department has indicated that these dividend limitations prohibit the payment of dividends if the insurer has negative or zero "unassigned funds" at the end of the prior year, as reported on its statutorily required annual statement. Our lead insurance subsidiary, Vesta Fire, reported negative "unassigned funds" on its annual statement for 2002, and is expected to continue to report negative unassigned funds for the foreseeable future. Accordingly, we may not be able to declare and pay a dividend from our lead insurance company subsidiary for the foreseeable future without prior approval. There can be no assurance that Vesta Fire will be able to obtain the requisite regulatory approval for the payment of dividends.

Dividends from J. Gordon Gaines

      J. Gordon Gaines, Inc. provides administrative services to all of our property - casualty insurance subsidiaries in exchange for fees pursuant to an administrative services agreement and, with respect to our Texas Select Lloyds Insurance Company, an attorney-in-fact agreement. These management agreements are subject to certain regulatory standards which generally require their terms and fees to be fair and reasonable. The Illinois or Texas Departments of Insurance may review these agreements from time to time to insure the reasonableness of their terms and fees, and it is possible that such terms and fees could be modified to reduce the amounts available to our holding company. Assuming these management agreements are not modified in a material respect, we believe that J. Gordon Gaines, Inc. will be able to pay dividends to our holding company, or otherwise fund the obligations of our holding company on its behalf, sufficient to fund our anticipated needs (including debt service) for at least the next twelve months.

Credit Facilities

      Effective February 1, 2003, we entered into a new revolving credit arrangement with First Commercial to replace the previous facility. The new facility is a $30 million line secured by a pledge of 358,375 shares of common stock of Instant Insurance Holdings, Inc., representing approximately 70% of Instant's issued and outstanding shares of capital stock as of December 31, 2002. The new facility bears interest at First Commercial's prime rate and will mature no earlier than June 30, 2005. As of March 31, 2003, we had drawn the entire $30 million available under this Agreement.

      This new credit agreement contains covenants which require us to maintain (i) consolidated GAAP net income (excluding realized gains and losses) of at least $15 million for any calendar year, beginning in 2003, (ii) Consolidated debt to capital ratio of no more than 39%, (iii) an A.M. Best rating of "B" or better, (iv) consolidated GAAP net worth of at least $208 million, (v) an interest coverage ratio of not less than 1.5 to 1 and (vi) risk-based capital of not less than 150% of the NAIC's authorized control level. As of March 31, 2003, we were in compliance with all required covenants.

Liquidity and Capital Resources - Subsidiary Operations

      The principal sources of funds for our insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. The principal uses of funds in our subsidiary operations are the payment of claims, operating expenses, commissions and the purchase of investments. Our subsidiaries also borrow funds from the Federal Home Loan Bank from time to time and invest the proceeds at higher interest rates.

Contingent Obligations

      Our subsidiary operations are also involved in ongoing reinsurance recoverable disputes that could result in an obligation to repay certain amounts to reinsurers from whom we have collected funds. In connection with these disputes, our principal operating subsidiary, Vesta Fire, has obtained letters of credit for the benefit of reinsurers for which it is contingently liable. At March 31, 2003, Vesta Fire was contingently liable for $33.7 million under the terms of letters of credit obtained in connection with these reinsurance disputes.

      Additionally, we regularly obtain letters of credit or otherwise pledge securities for the benefit of ceding insurers in our nonstandard underwriting segment pursuant to reinsurance contracts. As of March 31, 2003, we had pledged approximately $7.9 million in securities pursuant to these reinsurance contracts.

     Inter-company obligations

      In addition to the contractual obligations of our holding company to third parties presented in the tables above, our holding company owes contractual obligations to certain of our subsidiaries that are eliminated in the consolidation of our financial statements. As of March 31, 2003, our insurance company subsidiaries held $13.2 million face amount of our 8.75% Senior Debentures due 2025 and $44.1 million face amount of our 12.5% Senior Notes due 2005. Our holding company paid these subsidiaries approximately $1.7 million in interest payments in the first quarter of 2003 which was eliminated in consolidation.

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

      On a consolidated basis, net cash provided by (used in) operations for the periods ended March 31, 2003 and 2002, was $(6.6) million and $1.1 million, respectively. Cash flow from operations was negative for the current period primarily due to the funding of the unearned premium reserve on our 50% Texas quota share reinsurance contract. Net cash used in investing activities was $(44.4) million and $(6.8) million for the periods ended March 31, 2003 and 2002, respectively as we invested cash generated by our operations in prior periods. Net cash provided by (used in) financing activities was $(12.3) million and $3.9 million for the period ending March 31, 2003 and 2002, respectively. In 2003, our financing activities were driven by repayments of outstanding Federal Home Loan Bank borrowings.

     New Accounting Pronouncements

      Effective January 1, 2002, Vesta adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which had been issued by the FASB in October 2001. SFAS No. 144 provides a single model for treatment of the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No.30, "Reporting the results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Adoption of SFAS No. 144 will not have a material impact on Vesta's financial position, results of operations or cash flows other than the classification of certain items in our statements of financial position, results of operations and cash flow.

      Effective July 1, 2002, Vesta adopted SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which had been issued by the FASB in April 2002. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 and the amended sections of SFAS No. 13 are not applicable to Vesta and, therefore, have no effect on our financial statements. In connection with our adopting SFAS No. 145 on July 1, 2002, we reclassified gains on the extinguishment of debt from extraordinary gain on debt extinguishment to other expense in our third quarter financial statements. These reclassifications decreased other expense by $.0 million and $1.4 million for the quarters ending March 31, 2003 and 2002, respectively.

      In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," related to a guarantors accounting for, and disclosures of, the issuance of certain types of guarantees. Vesta is required to adopt the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002 on a prospective basis. Management has determined that there will be no material impact on Vesta's financial position or results of operations related to the initial recognition and measurement guarantees of this Interpretation.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement is effective for 2003 and amends SFAS No. 123, "Accounting for Stock-Based Compensation" by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires additional disclosures related to the effect of stock-based compensation on reported results. Vesta has adopted the disclosure provisions of SFAS No. 148 and is currently reviewing its treatment of stock-based compensation as well as the impact of this pronouncement.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This Interpretation provides guidance on the identification and consolidation of variable interest entities ("VIEs"), whereby control is achieved through means other than through voting rights. Implementation of FIN 46 did not have a material impact on Vesta's financial position, results of operations or cash flows other than the classification of certain items in our statements of financial position, results of operations and cash flow.

      In May 2002, the Derivatives Implementation group of the FASB exposed for comment issue No. B36, "Bifurcation of Embedded Credit Derivatives" ("DIG B36"). DIG B36 would require the bifurcation of potential embedded derivatives within modified coinsurance and funds withheld coinsurance arrangements in which the terms require the future payment of a principal amount plus a return based on a specified proportion of the ceding company's return on either its general account assets or a specified block of those assets. The proposed effective date of the implementation guidance in DIG B36 is for the first fiscal quarter beginning after June 15, 2003 and would be applied on a prospective basis. The Company is currently evaluating the impact of this pronouncement.

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

Item 4. Controls and Procedures

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, except as noted in the next paragraph, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information concerning Vesta and its consolidated subsidiaries required to be included in our periodic SEC reports.

      Management, in consultation with the Company's independent accountants, identified deficiencies in our consolidation process, which constitute a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management, also in consultation with the Company's independent accountants, believes that this matter has not had any material impact on our consolidated financial statements. Management has established a plan to strengthen the processes and controls surrounding the consolidation process. Implementation and completion of this plan will be completed in the second quarter of 2003.

PART II
Item 1. Legal Proceedings

Securities Litigation

      In 2001, Vesta settled a securities class action that had been pending since 1998. In connection with that settlement, the issuer of our primary directors' and officers' insurance policy, which was intended to cover the initial $25 million of settlement costs and related expenses, denied coverage and refused to fund its share of the settlement costs. We sued that insurer in Alabama state court alleging that its action was taken in bad faith. In February 2003, we settled that claim and collected $16 million in cash.

Health insurance related lawsuits

      Vesta and two former officers of Vesta are defendants in a lawsuit styled James H. Cashion, Jr. d/b/a American Health Underwriters v. Vesta Insurance Group, Inc., et al, Plaintiff, a former general agent of our subsidiary States General Life Insurance Company, which we purchased in 2001, alleges that the defendants engaged in an actionable civil conspiracy to tortiously interfere with his agency contracts. The civil conspiracy claim is premised, in part, on certain payments made to these two former officers of Vesta by another agent who replaced Mr. Cashion. The plaintiff is seeking actual and punitive damages. Vesta denies tortiously interfering with plaintiff's agency contract, believes the claims asserted against it have no merit, and is vigorously defending this lawsuit. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on our financial position.

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

Life insurance related lawsuits

      Our subsidiary, American Founders, is a defendant in a lawsuit brought by a judgment creditor of IFS Holdings, Inc. - the former holder of American Founders' series A and C preferred stock - alleging that American Founders redeemed its Series A and Series C preferred stock from IFS Holdings, Inc. for less than "reasonably equivalent value," and, therefore, engaged in a voidable fraudulent transfer. American Founders believes (i) that the redemption transaction was for reasonably equivalent value; and (ii) that the allegations brought against it in this lawsuit are without merit. We have vigorously defended this action. In the opinion of management, resolution of the lawsuit is not expected to have a material adverse effect on our financial position. However, depending upon the amount and timing, an unfavorable resolution of this matter could materially affect American Founders' future operations or cash flows in a particular period.

Indemnification Agreements and Liability Insurance

     Pursuant to Delaware law and our by-laws, we are obligated to indemnify our current and former officers and directors for certain liabilities arising from their employment with or services to Vesta, provided that their conduct complied with certain requirements. Pursuant to these obligations, we have been funding costs of defense and other expenses on behalf of certain current and former officers and directors, subject to an undertaking from such individuals to repay any amounts advanced in the event a court determines that they are not entitled to indemnification.

Reinsurance Arbitration/Litigation

      As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $33.4 million at March 31, 2003. Additionally, we have previously collected approximately $48.5 million from the drawdown of collateral on hand. Such amount, net of related expenses, has been reflected in the 2002 financial statements.

      NRMA Insurance Ltd. ("NRMA"), one of the participants in the 20 percent whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We also filed for arbitration against Alfa Mutual Insurance Company and Dorinco Reinsurance Company, the other two participants on the treaty. All those arbitrations are in the discovery stages. Additionally, Alfa filed a Motion for Declaratory Judgment asking the arbitration panel to order that there is no enforceable agreement between Alfa and Vesta or alternatively, that there is no coverage for developmental losses under the treaty. After a hearing in June 2002, the arbitration panel denied Alfa's motion. The hearing on the merits of the arbitration with Alfa was scheduled for May 2003. However, on April 21, 2003, Alfa filed a lawsuit against Vesta Fire in state court in Montgomery, Alabama seeking a declaration from the Court on certain procedural and organizational matters and requesting that the Court stay the arbitration proceedings during the pendency of the litigation in state court in Alabama. On April 24, 2003, the Court issued a temporary restraining order staying the proceedings in the ongoing arbitration in order to maintain the status quo until the merits of Alfa's petition can be heard and determined. The lawsuit filed by Alfa will delay indefinitely the Alfa arbitration proceedings but it is too early to determine if the litigation will delay proceedings in the other two arbitrations.

On June 19, 2002, the panel in the NRMA arbitration issued an order to bifurcate the arbitration, and scheduled a hearing for the week of October 28, 2002 to decide the issue of coverage for developmental losses under the treaty. On September 6, 2002, the panel notified the parties that it would make such determination on this specific issue on the papers and filings submitted by the parties without the necessity of a live hearing. On November 6, 2002, the Company was notified by the panel that it ruled that the treaty does not apply to loss occurrences prior to July 1, 1997. As a result, Vesta recorded a $23.6 million pre-tax non-operating charge as a revision of our estimated reinsurance recoverable in the third quarter of 2002. This ruling does not set a binding precedent regarding Vesta's other arbitrations and, accordingly, we have not recorded any change in our estimate of our recoverable from the other treaty participants as a result of this ruling. In February 2003, Vesta filed a petition to vacate the NRMA panel ruling in the U.S. District Court for the Northern District of Alabama. On April 8, 2003, the Court ruled that since the arbitration proceedings have not been fully exhausted, it was dismissing Vesta's petition without prejudice of the parties to seek the Court's review of any final arbitration award. The hearing in the NRMA arbitration is currently scheduled to begin on October 20, 2003, and is estimated to take approximately two weeks. On December 16, 2002, Dorinco filed a motion seeking an order that the treaty does not cover developmental losses. On May 1, 2003, the panel in the Dorinco arbitration ruled that Dorinco is not responsible for losses on any policy or any other insurance or reinsurance contract terminated prior to July 1, 1997 and that the arbitration will continue with respect to losses whenever occurring, on policies or any other insurance or reinsurance contract in force at July 1, 1997. The hearing in the Dorinco arbitration is currently scheduled to begin on December 1, 2003, and is estimated to take approximately two weeks. Based on a current estimate of the impact of this ruling and the ruling previously received from the NRMA panel, we currently believe our estimated recoverable is appropriate. However, we are continuing to evaluate the effects of complying with these rulings and our estimate may change in the future as a result of this evaluation.

      While management continues to believe its interpretation of the treaty's terms and computations based thereon are correct, these matters are being contested in these arbitration proceedings and their ultimate outcome cannot be determined at this time. If rescission on all three treaties was awarded by three separate arbitration panels, we would incur a charge of approximately $57.0 million.

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

     Muhl vs. Vesta is a case pending in the supreme Court of the State of New York, County of New York, brought by the Liquidator of Midland Insurance Company ("Midland"), claiming recoveries under two alleged retrocession agreements (Pool I and Pool III) between Midland and Interstate Fire Insurance Company, Vesta's predecessor in interest. The Liquidator's claims against Vesta under Pool I and Pool III have been severed.

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

      Nichols vs. Vesta Fire Insurance Corporation is a lawsuit brought by the Liquidator of Delta America Re Insurance Company in Kentucky state court to recover losses alleged under reinsurance contracts entered into in the 1970's. Vesta removed the action to federal court and successfully moved to compel arbitration. Each party has selected a party arbitrator but as yet there is no neutral umpire. There has been no discovery as yet and no organizational meeting of the panel. Given the preliminary nature of these proceedings, it is too early to evaluate the likelihood of a favorable or unfavorable outcome.

      Vesta vs. New Cap Re is an arbitration against an Australian reinsurer, to collect reinsurance recoverables pursuant to two accident year excess of loss ratio reinsurance agreements. In the arbitration, New Cap Re challenged Vesta's earlier draw on a Letter of Credit for $7.5 million which was held in connection with one of the two contracts. Shortly after the arbitration commenced, New Cap Re became the subject of insolvency proceedings in Australia and an ancillary proceeding in the U.S. Bankruptcy Court in New York. The Bankruptcy Court stayed all pending litigation and arbitration against New Cap Re, and we appealed that ruling to the Southern District of New York, and ultimately to the U.S. Court of Appeals for the Second Circuit which recently affirmed the Bankruptcy Court's stay of the arbitration against New Cap Re. Hence, our efforts to recover losses as well as New Cap Re's efforts to challenge the earlier draw on the $7.5 million Letter of Credit by us are stayed.

      On September 5, 2002, New Cap Re served us with an Application pursuant to Section 588FF of the Australian Corporations Act seeking an order directing us to pay New Cap Re and its liquidator $1.0 million that Vesta allegedly received as an "unfair preference" and/or arising out of an "uncommercial transaction," as those terms are defined by the Corporations Act. We filed a Notice of Appearance on October 31, 2002. While management intends to vigorously defend this matter, given the preliminary nature of these proceedings, it is too early to evaluate the likelihood of success.

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

Item 6. Exhibits and Reports on Form 8-K

a)           EXHIBITS

99.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)           Reports on Form 8-K.

          Current reports were filed on Form 8-K on February 18, February 27 and March 31, 2003 in connection with press releases.

Signatures

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                        Vesta Insurance Group, Inc.

Date: May 14, 2003

                                                                                                                             /s/     Hopson B. Nance

                                                                                                                                    Hopson B. Nance
                                                                                                                                Senior Vice President
                                                                                                                             and Chief Financial Officer
                                                                                                                            (Principal Financial Officer)

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

Date: May 14, 2003

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

Date: May 14, 2003

                                                                                                                             /s/     Hopson B. Nance

                                                                                                                                    Hopson B. Nance
                                                                                                                             Senior Vice President, Chief Financial Officer
                                                                                                                            (Principal Financial Officer)

[This Page Intentionally Left Blank]