Form 10-Q
period 2003-06-30
VESTA INSURANCE GROUP INC
filed 2003-08-13
CIK 911576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                          (Mark One)

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the registrant's common stock,
$.01 par value, as of August 12, 2003
36,678,060

Vesta Insurance Group, Inc.

Part I
Item 1. Financial Statements
Vesta Insurance Group, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)
	June 30,	December 31,
	2003	2002
	(unaudited)
Assets:
Fixed maturities available for sale - at fair value (cost: 2003 - $845,717;
2002 - $829,982)	$884,135	$863,695
Equity securities-at fair value: (cost: 2003- $28,829; 2002- $26,072)	31,514	27,055
Mortgage loans	9,124	12,124
Policy loans	61,181	61,278
Short-term investments	21,360	9,679
Other invested assets	41,437	36,759

Total investments	1,048,751	1,010,590
Cash	55,939	140,593
Accrued investment income	14,283	11,866
Premiums in course of collection (net of allowances for losses
of $897 in 2003 and 2002)	143,696	128,799
Reinsurance balances receivable	363,985	355,054
Reinsurance recoverable on paid losses	81,255	79,334
Deferred policy acquisition costs	76,721	71,752
Property and equipment	20,237	22,123
Deferred income taxes	45,434	46,176
Assets held for sale	11,323	9,598
Goodwill	142,296	129,656
Other intangible assets	5,046	5,214
Other assets	26,041	32,103

Total assets	$2,035,007	$2,042,858

Liabilities:
Policy liabilities	$672,593	$678,419
Losses and loss adjustment expenses	337,571	322,320
Unearned premiums	345,084	306,782
Federal Home Loan Bank advances	163,422	176,793
Reinsurance balances payable	76,220	100,860
Short term debt	29,843	30,000
Long term debt	55,800	55,795
Liabilities held for sale	6,160	5,632
Other liabilities	95,196	107,951

Total liabilities	1,781,889	1,784,552
Commitments and contingencies: See Note B
Deferrable Capital Securities	22,445	22,445
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, issued:
2003 - 0 and 2002 - 0	--	--
Common stock, $.01 par value, 100,000,000 shares authorized, issued:
2003 and 2002 - 38,143,037	381	381
Additional paid-in capital	248,372	248,372
Accumulated other comprehensive income, (net of tax expense
of $10,122 and $8,131 in 2003 and 2002, respectively)	19,179	15,101
Retained earnings	(12,408)	(2,698)
Treasury stock (2,464,977 shares at cost at June 30, 2003 and
December 31, 2002)	(18,250)	(18,250)
Unearned stock	(6,601)	(7,045)

Total stockholders' equity	230,673	235,861

Total liabilities, deferrable capital securities
and stockholders' equity	$2,035,007	$2,042,858

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Consolidated Statements of Operations and Comprehensive Income
Statements of Operations
(amounts in thousands, except per share data)
	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
Net premiums written	$129,868	$149,396	$260,814	$293,999
Change in unearned premiums	(6,408)	(27,212)	(19,861)	(66,518)

Net premiums earned	123,460	122,184	240,953	227,481
Policy fees	9,073	5,505	16,711	8,923
Agency fees and commissions	16,854	13,353	37,731	31,733
Net investment income	9,871	13,691	21,486	27,259
Realized gains (losses)	2,111	(589)	5,618	496
Other	1,859	2,389	3,802	4,524

Total revenues	163,228	156,533	326,301	300,416
Expenses:
Policyholder benefits	5,214	6,923	10,304	14,751
Losses and loss adjustment expenses incurred	93,589	83,526	173,095	153,531
Policy acquisition expenses	23,476	24,215	45,259	43,726
Operating expenses	43,317	38,892	88,955	79,486
Interest on debt	3,153	3,895	6,311	7,846
Gain on debt extinguishment	--	--	--	(1,380)
Other intangible amortization	84	84	168	168

Total expenses	168,833	157,535	324,092	298,128
(Loss) income from continuing operations before income taxes,
minority interest, and deferrable capital securities	(5,605)	(1,002)	2,209	2,288
Income tax (benefit) expense	(1,961)	(350)	772	800
Minority interest, net of tax	93	597	379	1,021
Deferrable capital security distributions, net of tax	311	322	622	451

Net (loss) income from continuing operations	(4,048)	(1,571)	436	16
Loss from discontinued operations, net of tax	(7,553)	(9,912)	(8,361)	(9,750)

Net loss	(11,601)	(11,483)	(7,925)	(9,734)
Gain on redemption of preferred securities, net of tax	--	--	--	210

Net loss available to common shareholders	$(11,601)	$(11,483)	$(7,925)	$(9,524)

Net (loss) income from continuing operations per share - Basic	$(0.12)	$(0.05)	$0.01	$0.00

Net loss available to common shareholders per share - Basic	$(0.33)	$(0.34)	$(0.23)	$(0.29)

Net (loss) income from continuing operations per share - Diluted	$(0.12)	$(0.05)	$0.01	$0.00

Net loss available to common shareholders per share - Diluted	$(0.33)	$(0.34)	$(0.23)	$(0.29)

Statements of Comprehensive Income (Loss)
Net loss	$(11,601)	$(11,483)	$(7,925)	$(9,734)
Other comprehensive income, net of tax:
Unrealized holding (losses) gains on available-for-sale securities
net of tax of $3,303, $2,875, $4,162 and $(67), respectively	6,134	5,340	7,730	(125)
Less realized (losses) gains on available-for-sale securities net
of tax of $739, $(206), $1,966 and $174, respectively	1,372	(383)	3,652	322

	4,762	5,723	4,078	(447)
Gain on redemption of preferred securities, net of tax
of $0, $0, $0 and $113 respectively	--	--	--	210

Comprehensive loss	$(6,839)	$(5,760)	$(3,847)	$(9,971)

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Consolidated Statement of Cash Flows
(amounts in thousands)
	Six months ended June 30,
	2003	2002
	(unaudited)
Operating Activities:
Net income	$(7,925)	$(9,734)
Adjustments to reconcile net loss to cash provided by (used in) operations
Changes in:
Loss and LAE reserves, and future policy liabilities	13,009	28,709
Unearned premium reserves	38,302	78,305
Reinsurance balances receivable	(21,567)	9,671
Premiums in course of collection	(14,897)	(86,126)
Reinsurance recoverable on paid losses	(1,921)	2,965
Reinsurance balances payable	(24,640)	42,900
Other assets and liabilities	1,341	31,109
Policy acquisition costs deferred	(50,128)	(81,868)
Policy acquisition costs amortized	45,259	46,012
Realized gains	(5,618)	(496)
Amortization and depreciation	3,455	2,539
Gain on extinguishment of debt	--	(897)

Net cash provided by (used in) operations	(25,330)	63,089
Investing Activities:
Investments sold:
Fixed maturities available for sale	83,881	170,873
Equity securities	5,811	4,655
Investments acquired:
Fixed maturities available for sale	(236,268)	(230,991)
Equity securities	(6,029)	(5,241)
Maturities, paydowns, calls and other
Fixed maturities available for sale	130,479	53,121
Net decrease in other invested assets	2,284	18,585
Net cash received (paid) for acquisition	(17,200)	9,006
Net increase in short-term investments	(11,681)	(61,166)
Assets held for sale	4,102	--
Additions to property and equipment	(2,127)	(407)
Disposal of property and equipment	495	83

Net cash used in investing activities	(46,253)	(41,482)
Financing Activities:
Net change in FHLB borrowings	(13,371)	4,691
Change in long and short-term debt	(152)	(990)
Repayment of acquisition contingent consideration	(4,483)	--
Net deposits and withdrawals from insurance liabilities	6,718	(9,535)
Acquisition of common stock	--	(949)
Dividends paid	(1,783)	(1,837)

Net cash used in financing activities	(13,071)	(8,620)
(Decrease) increase in cash	(84,654)	12,987
Cash at beginning of period	140,593	23,579

Cash at end of period	$55,939	$36,566

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands except per share amounts)

Note A-Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited interim consolidated financial statements of Vesta Insurance Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments, such as impairments) considered necessary for a fair presentation have been included. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

     Reclassifications: Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between periods. These reclassifications have no effect on previously reported stockholders' equity or net income loss during the periods involved.

     New Accounting Standards: Effective July 1, 2002, Vesta adopted Statement of Financial Accounting Standards No. 145 (SFAS No. 145) "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which had been issued by the Financial Accounting Standards Board "FASB" in April 2002. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In connection with our adoption of SFAS No. 145, we have reclassified gains on the extinguishment of debt from extraordinary gain on debt extinguishment to other expense. These reclassifications decreased total expenses by $1.4 million for the six months ended June 30, 2002.

      In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," related to a guarantors accounting for, and disclosures of, the issuance of certain types of guarantees. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and have been included in the Notes to the consolidated financial statements included herein. The impact on the Company's financial statements from the application of the recognition and measurement provisions of FIN No. 45 is dependent on the level of guarantees issued or modified in 2003 and thereafter. No guaranties were issued or modified during the six months ended June 30, 2003, which were impacted by the provisions of FIN No. 45.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This Interpretation provides guidance on the identification and consolidation of variable interest entities ("VIEs"), whereby control is achieved through means other than through voting rights. The effective date of FIN 46 is for the first fiscal quarter beginning after June 15, 2003. Management believes the adoption of FIN 46 will not have a material impact on the Company's financial position, results of operations or cash flows.

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

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to the provisions of SFAS No. 150. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003. Management has determined that the Company's Deferrable Capital Securities are subject to the provisions of SFAS No. 150. The transition provisions of SFAS No. 150 require that upon adoption of SFAS No. 150 on July 1, 2003, the Company's Deferrable Capital Securities would be reclassified as a liability from its current mezzanine debt classification. The dividends paid to the holders of the Deferrable Capital Securities will be classified as interest expense on a prospective basis.

     Restricted Assets: As part of a modified coinsurance agreement with Employers Reinsurance Corporation, American Founders is holding $167.5 million of assets for the benefit of Employers, of which $165.7 million are included in fixed maturities available for sale herein. Additionally, we have pledged investments having a market value of $169.5 million to the Federal Home Loan Bank.

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

     Reconciliation of net loss available to common shareholders and average shares outstanding for the three and six months ending June 30, 2003 and 2002 are as follows:

	Three months ended June 30,
	2003	2002
Net loss available to common shareholders	$(11,601)	$(11,483)

Weighted average shares outstanding-basic	34,896	33,780
Stock options and restricted stock *	--	--

Weighted average shares outstanding-diluted	34,896	33,780

	Six months ended June 30,
	2003	2002
Net loss available to common shareholders	$(7,925)	$(9,524)

Weighted average shares outstanding-basic	34,880	33,394
Stock options and restricted stock *	--	--

Weighted average shares outstanding-diluted	34,880	33,394

*	Under the provisions of SFAS No. 128, "Earnings Per Share", contingently issuable shares that would have the effect of being anti-dilutive are excluded for the diluted average shares outstanding calculation. Potentially dilutive securities for the three-month and six-month periods ending June 30, 2003 are 44 thousand and 47 thousand, respectively. Potentially dilutive securities for the three-month and six-month periods ending June 30, 2002 are 446 thousand and 526 thousand, respectively.

     Earnings per share for discontinued operations for the three and six months ended June 30, 2003 and 2002 are as follows:

	2003		2002
	3 month	6 month	3 month	6 month
Basic loss per share:
Discontinued Operations	$(0.21)	$(0.24)	$(0.29)	$(0.29)
Diluted loss per share:
Discontinued Operations	$(0.21)	$(0.24)	$(0.29)	$(0.29)

     Stock-Based Compensation: In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement is effective for 2003 and amends SFAS No. 123, "Accounting for Stock-Based Compensation," by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires additional disclosures related to the effect of stock-based compensation on reported results. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting for stock-based compensation and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2003		2002
	3 month	6 month	3 month	6 month
Net loss as reported	$(11,601)	$(7,925)	$(11,483)	$(9,524)
Add: Stock-based employee compensation expense included
in net income, net of tax	145	289	372	744
Deduct: Total stock-based employee compensation
expense determined under fair-value-based
method for all awards, net of tax	(255)	(509)	(481)	(962)

Pro forma net loss	$(11,711)	$(8,145)	$(11,592)	$(9,742)
Net loss available to common shareholders per share - basic
As reported	$ (0.33)	$ (0.23)	$ (0.34)	$ (0.29)
Pro forma	$ (0.34)	$ (0.23)	$ (0.34)	$ (0.29)
Net loss available to common shareholders per share - diluted
As reported	$ (0.33)	$ (0.23)	$ (0.34)	$ (0.29)
Pro forma	$ (0.34)	$ (0.23)	$ (0.34)	$ (0.29)

Note B-Commitments and Contingencies

Securities Litigation

      In 2001, Vesta settled a securities class action that had been pending since 1998. In connection with that settlement, the issuer of our primary directors' and officers' insurance policy, which was intended to cover the initial $25 million of settlement costs and related expenses, denied coverage and refused to fund its share of the settlement costs. We sued that insurer in Alabama state court alleging that its action was taken in bad faith. In February 2003, we settled that claim and collected $16 million in cash, which was reflected in the 2002 consolidated financial statements.

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

      During the second quarter of 2003, we entered into a settlement and release agreement with Jimmy Walker, a former agent of States General. Pursuant to this settlement and release agreement, we voluntarily dismissed the arbitration and litigation that we had earlier commenced against Mr. Walker and released him from his obligation to repay certain indebtedness owed to under a series of promissory notes representing amounts Mr. Walker borrowed from us in connection with his agency activities. Pursuant to this settlement agreement, Mr. Walker unconditionally assigned to us certain commissions to which he would otherwise be entitled under his former agent's agreement with States General and released us from any claims that he could assert against us arising from such agent's agreement. At June 30, 2003, the net realizable amount of the assigned commissions to the Company was $1.3 million and is recorded as a component of other invested assets on the accompanying interim consolidated balance sheet.

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

Reinsurance Arbitration/Litigation

      As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $33.4 million at June 30, 2003. Additionally, we have previously collected approximately $48.5 million from the drawdown of collateral on hand. Such amount, net of related expenses, has been reflected in the 2002 financial statements.

     NRMA Insurance Ltd. ("NRMA"), one of the participants in the 20 percent whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We also filed for arbitration against Alfa Mutual Insurance Company and Dorinco Reinsurance Company, the other two participants on the treaty. All those arbitrations are in the discovery stages. Additionally, Alfa filed a Motion for Declaratory Judgment asking the arbitration panel to order that there is no enforceable agreement between Alfa and Vesta or alternatively, that there is no coverage for developmental losses under the treaty. After a hearing in June 2002, the arbitration panel denied Alfa's motion. The hearing on the merits of the arbitration with Alfa was scheduled for May 2003. However, on April 21, 2003, Alfa filed a lawsuit against Vesta Fire in state court in Montgomery, Alabama seeking a declaration from the Court on certain procedural and organizational matters and requesting that the Court stay the arbitration proceedings during the pendency of the litigation in state court in Alabama. On April 24, 2003, the Court issued a temporary restraining order staying the proceedings in the ongoing arbitration in order to maintain the status quo until the merits of Alfa's petition can be heard and determined, which is currently scheduled for September 24, 2003. The lawsuit filed by Alfa will delay indefinitely the Alfa arbitration proceedings but is not currently expected to delay proceedings in the other two arbitrations. On June 19, 2002, the panel in the NRMA arbitration issued an order to bifurcate the arbitration, and scheduled a hearing for the week of October 28, 2002 to decide the issue of coverage for developmental losses under the treaty. On September 6, 2002, the panel notified the parties that it would make such determination on this specific issue on the papers and filings submitted by the parties without the necessity of a live hearing. On November 6, 2002, the Company was notified by the panel that it ruled that the treaty does not apply to loss occurrences prior to July 1, 1997. As a result, Vesta recorded a $23.6 million pre-tax charge as a revision of our estimated reinsurance recoverable in the third quarter of 2002. This ruling does not set a binding precedent regarding Vesta's other arbitrations and, accordingly, we have not recorded any change in our estimate of our recoverable from the other treaty participants as a result of this ruling. In February 2003, Vesta filed a petition to vacate the NRMA panel ruling in the U.S. District Court for the Northern District of Alabama. On April 8, 2003, the Court ruled that since the arbitration proceedings have not been fully exhausted, it was dismissing Vesta's petition without prejudice of the parties to seek the Court's review of any final arbitration award. The hearing in the NRMA arbitration is currently scheduled to begin on October 20, 2003, and is estimated to take approximately two weeks. On December 16, 2002, Dorinco filed a motion seeking an order that the treaty does not cover developmental losses. On May 1, 2003, the panel in the Dorinco arbitration ruled that Dorinco is not responsible for losses on any policy or any other insurance or reinsurance contract terminated prior to July 1, 1997 and that the arbitration will continue with respect to losses whenever occurring, on policies or any other insurance or reinsurance contract in force at July 1, 1997. The hearing in the Dorinco arbitration is currently scheduled to begin on December 1, 2003, and is estimated to take approximately two weeks. Based on a current estimate of the impact of this ruling and the ruling previously received from the NRMA panel, we currently believe our estimated recoverable is appropriate. However, we are continuing to evaluate the effects of complying with these rulings and our estimate may change in the future as a result of this evaluation.

      While management continues to believe its interpretation of the treaty's terms and computations based thereon are correct, these matters are being contested in these arbitration proceedings and their ultimate outcome cannot be determined at this time. If rescission on all three treaties was awarded by three separate arbitration panels, we would incur a pre-tax charge of approximately $57.0 million.

      If the amounts recoverable under the relevant treaties are ultimately determined to be materially less than the amounts that we have reported as recoverable, we may incur a significant, material, and adverse impact on our financial condition and results of operations.

      We are in arbitration with CIGNA Property and Casualty Insurance Company (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claimed were due under the terms of the treaty. At that time, the treaty was terminated on a cut-off basis. In the pending arbitration Vesta is seeking, among other things, recoupment of all believed improper excessive expense allocations and charges from CIGNA. The arbitration was bifurcated into two phases with Phase I concentrating on the interpretation of the intent of the parties related to the expense reimbursement provisions of the treaty at the time it was entered. Phase II, which is ongoing, relates to any remaining issues between the parties, including those that exist with regard to an audit of expenses ceded to the treaty. The Phase I hearing was held in February 2002 and the panel ruled that (i) the Company is responsible for the payment of ceding commissions provided for in the treaty and should pay any outstanding billings for commissions and paid claims, plus interest; (ii) the Company may proceed with an audit of expenses ceded to the treaty; and (iii) the parties should identify any further issues to be brought before the arbitration panel for phase two of the hearing. Vesta is presently conducting its expense audit as permitted by the panel. During the course of preparing for and conducting the expense audit, the Company determined that it should revise its estimated reinsurance receivable and record during the second quarter of 2003 a pre-tax valuation allowance of $9.4 million and recorded the valuation allowance as a component of discontinued operations. Management intends to continue to proceed with the presentation of our case to the arbitration panel and believes that the resolution of this arbitration will not have any adverse financial impact on the Company. The Phase II hearing has not yet been scheduled.

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

Credit Facilities

      Effective February 1, 2003, we entered into a new revolving credit arrangement with First Commercial to replace the previous facility. The new facility is a $30 million line secured by a pledge of 358,375 shares of common stock of Instant Insurance Holdings, Inc. (Instant), representing approximately 70% of Instant's issued and outstanding shares of capital stock as of December 31, 2002. The new facility bears interest at First Commercial's prime rate and will mature no earlier than June 30, 2005. As of June 30, 2003, we had drawn $29.8 million available under this Agreement.

      This new credit agreement contains covenants which require us to maintain (i) consolidated GAAP net income (excluding realized gains and losses) of at least $15 million for any calendar year, beginning in 2003, (ii) Consolidated debt to capital ratio of no more than 39%, (iii) an A.M. Best rating of "B" or better, (iv) consolidated GAAP net worth of at least $208 million, (v) an interest coverage ratio of not less than 1.5 to 1 and (vi) risk-based capital of not less than 150% of the NAIC's authorized control level. As of June 30, 2003, we were in compliance with all quarterly covenants. However, based on our results through the first six months of 2003, we believe that uncertainty exists regarding our ability to meet certain of the First Commercial credit arrangement covenants at December 31, 2003. Furthermore, current dividend levels from Vesta Fire and J. Gordon Gaines would not be sufficient to repay the anticipated outstanding balance of this credit facility at the year-end covenant measurement date without seeking prior approval. Although management believes the Company would be able to secure waivers on any covenant violations, the failure to obtain such waivers of the potential covenant violations or refinance the credit facility on similar terms could have a material adverse impact on our financial condition.

Note C-Segment Information

      We report financial results according to five business segments, which are distinguished by their product offerings or business activities. The accounting policies of the operating segments are described in Note A in the Company's Annual Report on Form 10-K for the year-ended December 31, 2002. Segment pre-tax income (loss) is generally income from continuing operations before income taxes, minority interest and deferrable capital security distributions. Premiums, policy fees, other income, loss and benefit expenses, operating expenses and policy acquisition expenses are attributed directly to each operating segment. Net investment income and interest expense are allocated only to those segments for which such amounts are considered an integral part of the financial results for that segment.

      A brief description of each segment is as follows:

Standard property-casualty segment

      The standard property-casualty segment consists of two principal lines of business: (1) underwriting residential property insurance in capacity constrained states; and (2) underwriting residential property and automobile insurance in states where we can profitably offer both products through independent agents. Vesta's insurance products are distributed primarily through approximately 2,475 independent agencies in 16 states. Our residential property lines target families (1) with multiple insurance policies; (2) who own more than one automobile; and (3) who live in a home valued between $100,000 and $250,000. Our standard personal auto line targets drivers over age thirty-five with above average driving records.

Life insurance segment

      We provide a variety of life insurance products through American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. In 2000, we purchased a 72% interest in American Founders. On February 18, 2003, we purchased the remaining shares held by minority holders and now own 100% of American Founders. At June 30, 2003, American Founders had in force approximately $1.8 billion (face value) of life and annuity products. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products through independent agents located throughout the U.S. In the fourth quarter of 2002, we decided to exit the health insurance business line which was previously included in the life insurance segment. The results for the health insurance line have been reclassified to discontinued operations for all periods presented in this report. See Note F.

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

Corporate and other segment

      Our corporate and other segment consists primarily of (1) net income earned on investments; (2) interest expenses associated with corporate debt; (3) financial results for a small life insurance agency; and (4) overhead expenses not directly associated with any other business segment.

      A summary of segment results for the three months ended June 30, 2003 and 2002 is as follows:

	Standard
	Property-	Life Insurance	Non-Standard	Non-Standard	Corporate	Eliminations	Total
	Casualty		Underwriting	Agency	and Other
2003		(in thousands)
Revenues:
Premiums earned	$79,348	$2,317	$41,795	$--	$--	$--	$123,460
Agency fees and commissions	--	--	--	33,936	--	(17,082)	16,854
Net investment income	--	7,078	--	--	2,793	--	9,871
Policy fees	2,892	632	5,549	--	--	--	9,073
Realized gains (losses)	--	242	--	--	1,869	--	2,111
Other	164	719	773	--	203	--	1,859

Total revenues	82,404	10,988	48,117	33,936	4,865	(17,082)	$163,228
Expenses:
Loss, LAE and policyholder benefits	64,997	5,214	28,592	--	--	--	98,803
Policy acquisition costs	17,785	41	12,091	--	--	(6,441)	23,476
Operating expenses	11,264	2,407	5,091	30,142	5,054	(10,641)	43,317
Interest on debt	--	1,436	--	332	1,385	--	3,153
Intangible asset amortization	--	--	--	--	84	--	84

Total expenses	94,046	9,098	45,774	30,474	6,523	(17,082)	168,833

Pre-tax income (loss)	$(11,642)	$1,890	$2,343	$3,462	$(1,658)	$--	$(5,605)

Operating segment assets:
Investments and other assets	$439,319	$874,829	$159,796	$139,579	$261,438
Deferred acquisition costs	42,909	20,142	13,670	--	--

	$482,228	$894,971	$173,466	$139,579	$261,438

	Standard
	Property-	Life Insurance	Non-Standard	Non-Standard	Corporate	Eliminations	Total
	Casualty		Underwriting	Agency	and Other
2002		(in thousands)
Revenues:
Premiums earned	$79,142	$2,476	$40,566	$--	$--	$--	$122,184
Agency fees and commissions	--	--	--	26,172	--	(12,819)	13,353
Net investment income	--	9,230	--	--	4,915	(454)	13,691
Policy fees	1,290	1,133	3,082	--	--	--	5,505
Realized gains (losses)	--	2,322	--	--	(2,911)	--	(589)
Other	225	320	1,628	--	216	--	2,389

Total revenues	80,657	15,481	45,276	26,172	2,220	(13,273)	$156,533
Expenses:
Loss, LAE and policyholder benefits	59,336	6,923	24,190	--	--	--	90,449
Policy acquisition costs	16,405	463	12,153	--	--	(4,806)	24,215
Operating expenses	9,735	2,646	5,757	22,671	6,096	(8,013)	38,892
Interest on debt	--	1,588	--	454	2,307	(454)	3,895
Intangible asset amortization	--	--	--	--	84	--	84

Total expenses	85,476	11,620	42,100	23,125	8,487	(13,273)	157,535

Pre-tax income (loss)	$(4,819)	$3,861	$3,176	$3,047	$(6,267)	$--	$(1,002)

Operating segment assets:
Investments and other assets	$359,554	$916,598	$149,657	$66,192	$353,141
Deferred acquisition costs	57,720	24,782	1,517	10,669	--

	$417,274	$941,380	$151,174	$76,861	$353,141

     A summary of segment results for the six months ended June 30, 2003 and 2002 is as follows:

	Standard
	Property-	Life Insurance	Non-Standard	Non-Standard	Corporate	Eliminations	Total
	Casualty		Underwriting	Agency	and Other
2003		(in thousands)
Revenues:
Premiums earned	$155,760	$4,727	$80,466				$240,953
Agency fees and commissions	--	--	--	$72,858		$(35,127)	37,731
Net investment income	--	14,773	--	--	$6,713	--	21,486
Policy fees	4,954	1,125	10,632	--	--	--	16,711
Realized gains (losses)	--	232	--	--	5,386	--	5,618
Other	406	1,361	1,685	--	350	--	3,802

Total revenues	161,120	22,218	92,783	72,858	12,449	(35,127)	$326,301
Expenses:
Loss, LAE and policyholder benefits	117,991	10,304	55,104	--	--	--	183,399
Policy acquisition costs	36,413	409	23,324	--	--	(14,887)	45,259
Operating expenses	22,269	4,859	8,998	64,111	8,958	(20,240)	88,955
Interest on debt	--	2,889	--	332	3,090	--	6,311
Gain on extinguishment of debt	--	--	--	--	--	--	--
Intangible asset amortization	--	--	--	--	168	--	168

Total expenses	176,673	18,461	87,426	64,443	12,216	(35,127)	324,092

Pre-tax income (loss)	$(15,553)	$3,757	$5,357	$8,415	$233	$--	$2,209

	Standard
	Property-	Life Insurance	Non-Standard	Non-Standard	Corporate	Eliminations	Total
	Casualty		Underwriting	Agency	and Other
2002		(in thousands)
Revenues:
Premiums earned	$145,508	$5,533	$76,440				$227,481
Agency fees and commissions	--	--	--	$58,734		$(27,001)	31,733
Net investment income	--	18,536	--	--	$9,297	(574)	27,259
Policy fees	2,592	2,116	4,215	--	--	--	8,923
Realized gains (losses)	--	3,263	--	--	(2,767)	--	496
Other	225	657	3,236	--	406	--	4,524

Total revenues	148,325	30,105	83,891	58,734	6,936	(27,575)	$300,416
Expenses:
Loss, LAE and policyholder benefits	105,726	14,751	47,805	--	--	--	168,282
Policy acquisition costs	31,469	800	21,471	--	--	(10,014)	43,726
Operating expenses	18,621	5,104	9,053	52,381	11,314	(16,987)	79,486
Interest on debt	--	3,164	--	574	4,682	(574)	7,846
Gain on extinguishment of debt	--	--	--	--	(1,380)	--	(1,380)
Intangible asset amortization	--	--	--	--	168	--	168

Total expenses	155,816	23,819	78,329	52,955	14,784	(27,575)	298,128

Pre-tax income (loss)	$(7,491)	$6,286	$5,562	$5,779	$(7,848)	$--	$2,288

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

Note E-Acquisitions and Dispositions

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

      During the second quarter of 2003, the Company acquired the 20% minority interest in InsureOne Independent Insurance Agency, LLC for $11.2 million. The transaction has been accounted for as a purchase and resulted in an increase to goodwill of $9.1 million.

     In June 2003, the Company executed a definitive stock purchase agreement for the sale of all common stock of Aegis Financial Corporation (Aegis) and its subsidiary States General Life Insurance Company (States General). The sales price is equal to the statutory surplus of States General and Aegis, adjusted for any fair value adjustments on investment securities held by Aegis and States General. Consummation of the transaction, which is subject to regulatory approval, is expected to occur during the third quarter. The sales price is expected to be approximately $5.0 million. The assets and liabilities of Aegis and States General are reflected as held for sale on the accompanying June 30, 2003 balance sheet.

      In the second quarter of 2003, the Company settled certain contingent consideration provisions related to prior period standard property-casualty acquisitions. The result of the settlement of the contingent consideration provisions was an increase of goodwill of $3.5 million.

     In January of 2002, the Company completed three acquisitions: (1) the acquisition of certain assets of InsureOne Agency and the renewal rights to a book of non-standard automobile business; (2) acquisition of the non-standard automobile related assets of Harbor Insurance Group; and (3) purchase of the common stock of Old American Investments. The combined purchase price for these transactions was $35.1 million, with $16.6 million due at closing and $18.5 million due upon the occurrence of certain future events. In 2003, the Company paid $2.0 million in contingent consideration and settled the remaining $16.5 million through an agreement by which the Company is required to make scheduled payments through August 2005. The balance of the contingent consideration liability at June 30, 2003 is $12.0 million and is reflected as a component of other liabilities on the accompanying consolidated balance sheet.

Note F-Discontinued Operations

     In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines. Accordingly, our health insurance and consulting lines results for 2002 have been reclassified in our financial statements as part of discontinued operations and are classified as operations held for sale. For the three and six months ended June 30, 2003, we recorded a pre-tax loss for our health operations and our consulting business of $1.0 million and $2.5 million, respectively.

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

      Based upon available information, we believe the recorded reserves for discontinued operations at June 30, 2003 are adequate. However, we will continue to monitor these reserves and their related claims activity and experience. Further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

     For the three and six months ended June 30, 2003, we recorded a pre-tax loss for reinsurance assumed and commercial lines businesses of $10.7 million and $10.4 million, respectively. These losses are primarily related to the recording, during the second quarter of 2003, of a pre-tax valuation allowance of $9.4 million on the CIGNA Property and Casualty Insurance Company arbitration reinsurance assumed receivables. See Note B to the interim consolidated financial statements.

     The Company's 2002 results have been reclassified to reflect the losses from discontinued operations.

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

      Since 2000, we have pursued a strategy to diversify into various segments of the personal insurance markets. While we have experienced significant and profitable growth in various personal lines businesses since 2000, we have also experienced significant declines in our property and casualty subsidiaries' statutory capital and surplus during the same period. These declines in capital and surplus are primarily attributable to lower than expected arbitration awards and changes in estimates of disputed reinsurance recoverable balances, reserve strengthening in our discontinued commercial and assumed reinsurance segments and increased policy acquisitions costs associated with significant premium growth. This decline in statutory surplus coupled with significant growth in premium written is the primary reason that A.M. Best Company recently adjusted the financial strength ratings of our property and casualty insurance subsidiaries from B+ (Very Good) to B (Fair). Through the first half of 2003, our business has not experienced a significant negative impact from this adjustment. However, the adjustment could lead to significant deterioration in selected portions of our standard property and casualty premium volume and adversely impact the financial results of this segment going forward, the degree to which management is unable to quantify.

      In an effort to strengthen our statutory capital position, we have undertaken an evaluation of a possible sale or divestiture of our life and health business as well as portions our property and casualty business.

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

      Subject to competitive and market trends and regulatory approval, premium rates are generally within our control, and we continuously monitor and seek to adjust rates as appropriate. During the first six months of 2003, we implemented 5 rate increases in our standard automobile business line in the states of North Carolina, Ohio, West Virginia and Tennessee, which represented an average premium increase of approximately 6.8%. In the first six months of 2003, we also implemented 11 rate increases in our standard residential property line in the states of West Virginia, Ohio, Pennsylvania, Tennessee and South Carolina, which represented an average premium increase of approximately 11.6%. In our non-standard underwriting segment, we enacted 7 rate increases in the states of Florida, Illinois, Indiana, Missouri, New Mexico and South Carolina for an average increase of 2.2%. With respect to volume, our ability to increase written premium in our property-casualty underwriting activities is largely dependent upon our surplus leverage ratio, which reflects our underwriting operations' net written premiums relative to statutory surplus at the end of a period. As of December 31, 2002, our surplus leverage ratio did not indicate capacity for significant growth in our net premiums written, and, in March of 2003, we commenced an evaluation of a possible sale or divestiture of a portion of our property and casualty business in an effort to maximize shareholder value and strengthen our statutory capital position.

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

Corporate and other

      The financial results of our corporate and other segment reflect other revenue and expenses that are not allocated to any particular segment, including (i) investment income related to our property-casualty underwriting operations; (ii) corporate interest expense; (iii) general corporate operating expenses; and (iv) realized gains and losses and gains from repurchases of our own debt securities at a discount.

      In addition to the above-mentioned factors, our financial results may also be impacted by such items as weather-related events including hurricanes and tornadoes and changes in regulations governing the insurance industry. Also, our ability to effectively compete in the insurance markets we serve is influenced by the financial strength ratings assigned to our companies by A.M. Best.

Comparison of Second Quarter 2003 to Second Quarter 2002

      For the quarter ended June 30, 2003, we reported a net loss available to common shareholders of $11.6 million, or $0.33 loss per diluted share, compared with a net loss available to shareholders of $11.5 million, or $0.34 loss per diluted share, reported for the previous year.

      The primary factors that impacted our financial results in the second quarter of 2003 were as follows:

  Our combined ratio in the standard property-casualty segment was 114.1%. The 114.1% combined ratio was primarily impacted by $20.0 million of catastrophe losses, including $17.3 million from the severe Texas hail storms in April.
  A decline in market interest rates and a higher level of prepayments on our mortgage-backed securities adversely impacted net investment income. The weighted average yield (excluding realized and unrealized gains) decreased from 3.81% for the quarter ended June 30, 2002 to 2.48% for the quarter ended June 30, 2003.
  During the quarter ended June 20, 2003, the Company recorded a pre-tax valuation allowance of $9.4 million related to the CIGNA Property & Casualty Insurance Company arbitration reinsurance assumed receivable.

      For a depiction of the various components of revenue, expense and financial results for each of our business segments for the quarter ending June 30, 2003, refer to Note C included in this report.

Standard property-casualty segment

      In our standard property-casualty segment, we underwrite or sell personal automobile and residential property insurance through approximately 2,475 independent insurance sales agencies. In the second quarter of 2003, the standard property-casualty segment generated approximately $82.4 million in revenue, or approximately 50.5% of consolidated revenue.

      For the quarter ended June 30, 2003, net premiums written in our standard property-casualty lines decreased by $22.0 million (down 21.3%), to $81.5 million from $103.5 million in the second quarter of 2002. Net premiums earned during the three months ended June 30, 2003 for standard property-casualty lines increased by $.2 million, or 0.3%, to $79.3 million from $79.1 million in 2002. The decrease in net premiums written is primarily attributable to the Texas residential property 50% quota share reinsurance treaty entered into in December of 2002, as well as decreased writings in the Midwest and Mid-Atlantic regions in connection with our decision to terminate agents and withdraw from certain states. The increase in net premiums earned for the standard property-casualty segment was primarily due to increases in premiums written in prior periods being earned in the current period offset by $1.7 million of catastrophe reinstatement coverage premiums stemming from the April hail storms.

      Although we expect our net written premium to continue to decrease in 2003 on a net basis, we have implemented rate increases to address emerging loss trends and to protect our net written premium relative to expenses, or underwriting margin. During the first six months of 2003, we implemented 5 rate increases in our standard automobile business line in the states of North Carolina, Ohio, West Virginia and Tennessee, which represented an average premium increase of approximately 6.8%. We also implemented 11 rate increases in our standard residential property line in the states of West Virginia, Ohio, Pennsylvania, Tennessee and South Carolina, which represented an average increase of approximately 11.6%.

      Loss and loss adjustment expenses (LAE) for standard property casualty lines for the period ended June 30, 2003 increased by $5.7 million , or 9.6%, to $65.0 million from $59.3 million in the prior year. The increase in loss and loss adjustment expenses incurred was primarily attributable to a $13.8 million increase in catastrophe losses in the current quarter offset by favorable non-catastrophe underwriting results. As a result, the loss ratio for standard property-casualty segment was 79.0% compared with 73.8% at June 30, 2002.

      For the quarter ended June 30, 2003, policy acquisition expenses increased by $1.4 million, or 8.5% to $17.8 million from $16.4 million for the same period of the prior year. Policy acquisition costs as a percentage of total revenues for the quarter ended June 30, 2003 was 21.6% as compared to 20.3% for the same period in the prior year. This increase is attributable to a higher level of ceded premiums for reinsurance on which we do not receive a ceding commission.

      Operating expenses increased $1.6 million, or 16.5%, to $11.3 million during the three months ended June 30, 2003 from $9.7 million for the same period in the prior year. This increase is attributable to increased operating expenses stemming from our premium growth in 2002. This increase has stabilized over the previous quarters.

Non-standard agency segment

      Our non-standard agency segment does not retain any underwriting risk. Rather, the primary focus of our agency segment is the distribution of non-standard auto insurance products for various insurance carriers in exchange for commissions and fees. Since our entry into the non-standard auto business in late 2000, revenue for our agency segment has increased significantly. In the second quarter of 2003, our non-standard agency segment generated approximately $33.9 million of commission and fees-based revenue, or 18.8% of aggregate revenue, before eliminations.

      For the quarter ended June 30, 2003, fees and commissions in our agency segment increased by $7.8 million due to increased sales of non-standard products. Our agency segment pre-tax income increased $0.4 million, or 13.3%, to $3.4 million for the three-months ended June 30, 2003 compared to $3.0 million for 2002.

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

      Since entering the non-standard auto business in late 2000, our revenue has increased significantly. In the second quarter of 2003, our non-standard underwriting segment generated approximately $41.8 million of revenue, representing approximately 29.5% of consolidated revenue.

      For the quarter ended June 30, 2003, net premiums written for non-standard lines increased by $2.6 million, or 6.0%, to $46.0 million from $43.4 million in 2002. For the same period, net premiums earned for non-standard lines increased by $1.2 million, or 3.0%, to $41.8 million from $40.6 million. The increase in net premiums written and net premiums earned was primarily attributable to new business produced by our affiliated agency operations, which acquired several agencies in late 2001 and early 2002.

      Of our total non-standard net written premiums of $46.0 million during the second quarter of 2003, the net premiums written on policies produced by our affiliated agencies were approximately $38.9 million. The largest component of our net premiums written on policies sold by affiliated agencies was approximately $16.9 million net premium written through InsureOne, our affiliated agency operation based in Chicago, Illinois. Until December 1, 2002, we bore 100% of the underwriting risk on these policies. Effective December 1, 2002, we entered into a contract to cede 40% of the premiums and losses on the InsureOne business to third party reinsurers pursuant to a quota share reinsurance contract. Although the volume of policies sold by affiliated agencies other than InsureOne and unaffiliated agencies have continued to increase during the first half of 2003, we expect the rate of growth of our total non-standard underwriting net written premiums will decrease in second half of 2003 as a result of the InsureOne quota share reinsurance contract.

      Of our total net non-standard written premiums of $46.0 million during the second quarter of 2003, net written premiums produced by unaffiliated agencies was approximately $7.1 million, with approximately $20.9 million of gross written premium ceded to third party reinsurers. For the quarter ended June 30, 2003, we also collected "issuing carrier" or "fronting" fees of approximately $.8 million, down from $1.6 million in 2002. The decrease in fronting fees was primarily attributable to a decrease in the fronting fees earned in relation to a program in California to $.6 million in the second quarter of 2003, compared with $1.2 million in the same period in 2002.

      Although we expect our net written premium will decrease in the latter half of 2003 as compared to the prior year levels as a result of the quota share reinsurance contract placed on the Insure One business, we have implemented rate increases to address emerging loss trends and to protect our underwriting margin. During the first six months of 2003, we implemented 7 rate increases in our non-standard underwriting segment in the states of Florida, Illinois, Indiana, Missouri, New Mexico and South Carolina, which represented an average premium increase of approximately 2.2%.

      Loss and loss adjustment expenses for the non-standard underwriting segment increased by $4.4 million, or 18.2%, in the second quarter of 2003, to $28.6 million from $24.2 million in 2002. The loss ratio for our non-standard underwriting segment at June 30, 2003 was 60.4%, compared with 55.4% at June 30, 2002. The increase in the loss and loss adjustment expense ratio was primarily attributable to a maturity of the book of business.

      For the quarter ended June 30, 2003 policy acquisition expenses decreased $62 thousand to $12.1 million from $12.2 million in 2002. Policy acquisition expenses as a percentage of earned premiums and policy fees decreased to 25.5% for the quarter ended June 30, 2003 from 27.8% in 2002, primarily attributable to higher contingent commissions earned during the current quarter as compared to prior year.

Life insurance segment

      We provide a variety of life insurance products through American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. American Founders' business is driven primarily by the acquisitions of closed blocks of life insurance policies and, to a lesser extent, by marketing and distributing its fixed annuity products. Our life insurance products are sold through marketing firms, financial institutions and 1,000 independent agents located throughout 37 states and the District of Columbia. At June 30, 2003, American Founders had approximately $1.8 billion (face value) of life and annuity products in force, and approximately $737.1 million in invested assets.

      In the second quarter, our life insurance segment generated approximately $11.0 million in revenue, or approximately 6.7% of consolidated revenue.

     Life insurance fees decreased to $.6 million from $1.1 million in the prior year as a result of increased reinsurance. Investment income decreased $2.2 million from the prior year due to increased reinsurance, higher volumes of paydowns on our mortgage-backed securities, an overall decline in market interest rates during 2002 and a reduction in invested assets from $851.4 million as of June 30, 2002 to $737.1 as of June 30, 2003. The weighted average yield on invested assets for 2003 (excluding realized and unrealized gains/losses) was 4.9% compared with 6.1% for the prior year period.

Corporate and other segment

      For the period ended June 30, 2003, net investment income related to our property-casualty underwriting operations decreased by $2.1 million to $2.8 million from $4.9 million in 2002. The decrease in investment income was primarily attributable to a decline in overall market interest rates and a higher level of prepayments on our mortgage-backed securities, partially offset by increased average invested assets. The weighted average yield on invested assets for the quarter ended June 30, 2003 (excluding realized and unrealized gains/losses) was 3.72% compared with 6.1% for the prior year period.

      Our overall interest expense includes interest payable on our 8.75% senior debentures due in 2025 and borrowings and our commercial credit borrowings. Interest expense decreased by $.9 million compared with 2002, primarily due to debt repurchased in 2002.

      In 2003, operating expenses decreased by $1.0 million from the prior year primarily due to decreased compensation costs and the termination of an operating lease.

Discontinued operations

      In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines. Accordingly, our health insurance and consulting lines results for 2002 have been reclassified in our financial statements as part of discontinued operations and are classified as operations held for sale. For the quarter ended June 30, 2003, we recorded a pre-tax loss of $1.0 million for our health operations and our consulting business.

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

      Based upon available information, we believe the recorded reserves for discontinued operations at June 30, 2003 is adequate. However, we will continue to monitor these reserves and their related claims activity and experience. Further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

      For the quarter ended June 30, 2003, we recorded a pre-tax loss of $10.7 million for reinsurance assumed and commercial lines businesses primarily related to the recording, during the second quarter of 2003, of a pre-tax valuation allowance of $9.4 million on the CIGNA Property and Casualty Insurance Company arbitration reinsurance assumed receivables. See Note B to the interim consolidated financial statements.

      The Company's 2002 results have been reclassified to reflect the losses from discontinued operations.

Income taxes

      For the period ended June 30, 2003, we recorded an income tax benefit of $2.0 million, compared with an income tax benefit of $.3 million recorded in the prior year. Our effective tax rate of 35% in 2003 was consistent with our effective tax rate in the prior year.

Comparison of Six Months Ended June 30, 2003 with Six Months Ended June 30, 2002

      For the six month period ended June 30, 2003, we reported net loss available to common shareholders of $7.9 million, or $0.23 loss per diluted share, compared with net loss available to shareholders of $9.5 million, or $0.29 loss per diluted share, reported for the previous year.

      The primary factors that impacted our financial results in the six month period of 2003 were as follows:

  Our combined ratio in the standard property-casualty segment was 109.6%. The combined ratio of 109.6% was primarily driven by $23.3 million of losses, loss adjustment expenses and additional catastrophe coverage premiums resulting from various catastrophes occurring during the first half of 2003, including $17.3 million related to a series of April hail storms in Texas and the Southeastern United States.
  Net investment income have been adversely impacted by higher levels of prepayments on our mortgage-backed securities and an overall decline in market rates. The weighted average yield (excluding realized and unrealized gains) decreased from 4.70% for the six months ended June 30, 2002 to 3.32% for the six months ended June 30, 2003.
  Operating results from our non-standard agency segment continue to improve as we expand our agency operations. Pre-tax income from our non-standard agency was $8.4 million for the six months ended June 30, 2003.
  During the quarter ended June 30, 2003, the Company recorded a pre-tax valuation allowance of $9.4 million related to the CIGNA Property & Casualty Insurance Company arbitration reinsurance assumed receivable.

Standard property-casualty segment

      In the six months ended June 30, 2003, the standard property-casualty segment generated approximately $161.1 million in revenue, or approximately 49.4% of consolidated revenue.

      For the six months ended June 30, 2003, net premiums written in our standard property-casualty lines decreased by $36.7 million, or 18.4%, to $163.1 million from $199.8 million in the prior year period. Net premiums earned for standard property-casualty lines increased by $10.3 million in 2003, up 7.0%, to $155.8 million from $145.5 million in 2002. The decrease in net premiums written is primarily attributable to the Texas residential property 50% quota share reinsurance treaty entered into in December of 2002 as well as decreased writings in the Midwest and Mid-Atlantic regions in connection with our decision to terminate agents and withdraw from certain states. The increase in net premiums earned for the standard property-casualty segment was primarily due to increases in premiums written in prior periods being earned in the current period.

      Although we expect our net written premium will decrease in 2003 on a net basis as a result of the Texas residential property 50% quota share, we have implemented rate increases to address emerging loss trends and to protect our net written premium relative to expenses, or underwriting margin. During the first six months of 2003, we implemented 5 rate increases in our standard automobile business line in the states of North Carolina, Ohio, West Virginia and Tennessee, which represented an average premium increase of approximately 6.8%. We also implemented 11 rate increases in our standard residential property line in the states of West Virginia, Ohio, Pennsylvania, Tennessee and South Carolina, which represented an average increase of approximately 11.6%.

      Loss and loss adjustment expenses for standard property casualty lines for the period ended June 30, 2003 increased by $12.3 million, or 11.6%, to $118.0 million from $105.7 million in the prior year. The increase in loss and loss adjustment expenses incurred was primarily attributable to a $15.4 million increase in catastrophe losses in the first half of 2003 as compared to the first half of 2002 off-set by favorable non-catastrophe underwriting results. As a result, the loss ratio for standard property-casualty segment was 73.2% for the first half of 2003 compared with 71.3% for the first half of 2002.

      For the quarter ended June 30, 2003, policy acquisition expenses increased by $4.9 million, or 15.7%, to $36.4 million from $31.5 million for the same period of the prior year. Policy acquisition costs as a percentage of total revenues for the six months ended June 30, 2003 was 22.6% as compared to 21.2% for the same period in the prior year. This increase is attributable to higher level of ceded premiums for reinsurance on which we do not receive a ceding commission.

      Operating expenses increased $3.7 million, or 19.9%, to $22.3 million during the six months ended June 30, 2003 from $18.6 million for the same period in the prior year. This increase is attributable to increased operating expenses stemming from our premium growth.

Non-standard agency segment

      In the first six months of 2003, our non-standard agency segment generated approximately $72.9 million of commission and fees-based revenue, or approximately 20.2% of aggregate revenue, before eliminations.

      For the six months ended June 30, 2003, fees and commissions in our agency segment increased by $14.1 million, reflecting the continued growth in this segment since our entry in late 2000. Our agency segment continued to improve its financial performance in the first half of 2003, achieving pre-tax income of approximately $8.4 million compared with $5.8 million during the first six months of 2002.

Non-standard underwriting segment

      Since entering the non-standard auto business in late 2000, our revenue has increased significantly. For the six months ended June 30, 2003, our non-standard underwriting segment generated approximately $92.8 million of revenue, representing approximately 28.4% of consolidated revenue.

      For the six months ended June 30, 2003, net premiums written for non-standard lines increased by $4.3 million, or 4.9%, to $93.0 million from $88.7 million in 2002. For the same period, net premiums earned for non-standard lines increased by $4.1 million to $80.5 million from $76.4 million. The increase in net premiums written and net premiums earned was primarily attributable to new business produced by our affiliated agency operations, which acquired several agencies in late 2001 and early 2002 which have continued to experience premium growth.

      Of our total non-standard net written premiums of $93.0 million during the six months ended June 30, 2003, the net premiums written on policies produced by our affiliated agencies was approximately $77.1 million. The largest component of our net premiums written on policies sold by affiliated agencies was approximately $39.2 million net premium written through InsureOne, our affiliated agency operation based in Chicago, Illinois. Until December 1, 2002, we bore 100% of the underwriting risk on these policies. Effective December 1, 2002, we entered into a contract to cede 40% of the premiums and losses on the InsureOne business to third party reinsurers pursuant to a quota share reinsurance contract. Although the volume of policies sold by affiliated agencies other than InsureOne have continued to increase during the first half of 2003, we expect our total non-standard underwriting net written premiums will decrease in the second half of 2003 as a result of the InsureOne quota share reinsurance contract.

      Of our total non-standard net written premiums of $93.0 million during the six month period ended June 30, 2003, net written premiums produced by unaffiliated agencies was approximately $15.9 million, with approximately $44.7 million of gross written premium ceded to third party reinsurers. For the quarter ended June 30, 2003, we also collected "issuing carrier" or "fronting" fees of approximately $1.7 million, down from $3.2 million in 2002. The decrease in fronting fees was primarily attributable to a decrease in the fronting fees earned in relation to a program in California to $1.2 million during the first six months of 2003, compared with $2.3 million in the prior year.

      Although we expect our net written premium will decrease in the latter half of 2003 as compared to the prior year as a result of the quota share reinsurance contract placed on the Insure One business, we have implemented rate increases to address emerging loss trends and to protect our underwriting margin. During the first six months of 2003, we implemented 7 rate increases in our non-standard underwriting segment in the states of Florida, Illinois, Indiana, Missouri, New Mexico and South Carolina, which represented an average premium increase of approximately 2.2%.

      Loss and loss adjustment expenses during the first half of 2003 for the non-standard underwriting segment increased by $7.3 million, or 15.3%, in 2003, to $55.1 million from $47.8 million in 2002. The increase in loss and loss adjustment expenses incurred was primarily attributable to the increase in earned premium produced by affiliated agencies acquired in our agency segment during 2002. The loss ratio for our non-standard underwriting segment at June 30, 2003 was 60.5%, compared with 59.3% at June 30, 2002. The increase in the loss and loss adjustment expense ratio was primarily attributable to unfavorable loss ratios on premium produced by affiliated agencies acquired in our non-standard agency segment during 2002.

      Consistent with the corresponding increase in earned premium, policy acquisition expenses for the period ended June 30, 2003 increased by $1.9 million from the same period of the prior year.

Life insurance segment

      In the first six months of 2003, our life insurance segment generated approximately $22.2 million in revenue, or approximately 6.8% of consolidated revenue.

      Life insurance policy fees decreased to $1.1 million from $2.1 million in the prior year as a result of increased reinsurance. Investment income decreased $3.8 million from the prior year due to increased reinsurance, higher volumes of paydowns on our mortgage-backed securities, a decline in market interest rates during 2003 and a reduction in invested assets from $851.4 million as of June 30, 2002 to $737.1 million as of June 30, 2003. The weighted average yield on invested assets for the six months ended June 30, 2003 (excluding realized and unrealized gains and losses) was 5.1% compared with 6.0% for the prior year period.

Corporate and other segment

      For the six month period ended June 30, 2003, net investment income related to our property-casualty underwriting operations decreased by $2.6 million to $6.7 million from $9.3 million in 2002. The decrease in investment income was primarily attributable to a decline in overall market interest rates and a higher level of prepayments on our mortgage-backed securities, partially offset by increased average invested assets. The weighted average yield on invested assets for the six months ended June 30, 2003 (excluding realized and unrealized gains and losses) was 4.05% compared with 6.4% for the prior year period.

      Our overall interest expense includes interest payable on our 8.75% senior debentures due in 2025 and our commercial credit borrowings. Interest expense decreased by $1.6 million compared with 2002, primarily due to debt repurchased in 2002.

      In 2003, operating expenses decreased by $2.4 million from the prior year primarily due to decreased compensation costs and the termination of an operating lease.

Discontinued operations

      In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines. Accordingly, our health insurance and consulting lines results for 2002 have been reclassified in our financial statements as part of discontinued operations and are classified as operations held for sale. For the period ended June 30, 2003, we recorded a pre-tax loss of $2.5 million for our health operations and $.6 million from our consulting business.

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

      Based upon available information, we believe the recorded reserves for discontinued operations at June 30, 2003 is adequate. However, we will continue to monitor these reserves and their related claims activity and experience. Further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

      For the six months ended June 30, 2003, we recorded a pre-tax loss of $10.4 million. This loss is primarily related to the recording, during the second quarter of 2003, of a valuation allowance of $9.4 million on the CIGNA Property and Casualty Insurance Company reinsurance receivables. See Note B to the interim consolidated financial statements.

Income taxes

      For the period ended June 30, 2003 and 2002, we recorded an income tax expense of $.8 million. Our effective tax rate of 35% in 2003 was consistent with our effective tax rate in the prior year.

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

Dividends from J. Gordon Gaines

      J. Gordon Gaines, Inc. provides administrative services to all of our property - casualty insurance subsidiaries in exchange for fees pursuant to an administrative services agreement and, with respect to our Texas Select Lloyds Insurance Company, an attorney-in-fact agreement. These management agreements are subject to certain regulatory standards which generally require their terms and fees to be fair and reasonable. The Illinois or Texas Departments of Insurance may review these agreements from time to time to insure the reasonableness of their terms and fees, and it is possible that such terms and fees could be modified to reduce the amounts available to our holding company. Assuming these management agreements are not modified in a material respect, we believe that J. Gordon Gaines, Inc. will be able to pay dividends to our holding company, or otherwise fund the obligations of our holding company on its behalf, sufficient to fund our anticipated needs (including scheduled debt service) for at least the next twelve months.

Credit Facilities

      Effective February 1, 2003, we entered into a new revolving credit arrangement with First Commercial to replace the previous facility. The new facility is a $30 million line secured by a pledge of 358,375 shares of common stock of Instant Insurance Holdings, Inc. (Instant), representing approximately 70% of Instant's issued and outstanding shares of capital stock as of December 31, 2002. The new facility bears interest at First Commercial's prime rate and will mature no earlier than June 30, 2005. As of June 30, 2003, we had drawn $29.8 million available under this Agreement.

      This new credit agreement contains covenants which require us to maintain (i) consolidated GAAP net income (excluding realized gains and losses) of at least $15 million for any calendar year, beginning in 2003, (ii) Consolidated debt to capital ratio of no more than 39%, (iii) an A.M. Best rating of "B" or better, (iv) consolidated GAAP net worth of at least $208 million, (v) an interest coverage ratio of not less than 1.5 to 1 and (vi) risk-based capital of not less than 150% of the NAIC's authorized control level. As of June 30, 2003, we were in compliance with all quarterly covenants. However, based on our results through the first six months of 2003, we believe that uncertainty exists regarding our ability to meet certain of the First Commercial credit arrangement covenants at December 31, 2003. Furthermore, current dividend levels from Vesta Fire and J. Gordon Gaines would not be sufficient to repay the anticipated outstanding balance of this credit facility at the year-end covenant measurement date without seeking prior approval. Although management believes the Company would be able to secure waivers on any covenant violations, the failure to obtain such waivers of the potential covenant violations or refinance the credit facility on similar terms could have a material adverse impact on our financial condition.

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

Contingent Obligations

      Our subsidiary operations are also involved in ongoing reinsurance recoverable disputes that could result in an obligation to repay certain amounts to reinsurers from whom we have collected funds. In connection with these disputes, our principal operating subsidiary, Vesta Fire, has obtained letters of credit for the benefit of reinsurers for which it is contingently liable. At June 30, 2003, Vesta Fire was contingently liable for $33.7 million under the terms of letters of credit obtained in connection with these reinsurance disputes.

      Additionally, we regularly obtain letters of credit or otherwise pledge securities for the benefit of ceding insurers in our nonstandard underwriting segment pursuant to reinsurance contracts. As of June 30, 2003, we had pledged approximately $7.9 million in securities pursuant to these reinsurance contracts.

Inter-company obligations

      In addition to the contractual obligations of our holding company to third parties, our holding company owes contractual obligations to certain of our subsidiaries that are eliminated in the consolidation of our financial statements. As of June 30, 2003, our insurance company subsidiaries held $13.2 million face amount of our 8.75% Senior Debentures due 2025 and $44.1 million face amount of our 12.5% Senior Notes due in December of2005. Our holding company paid these subsidiaries approximately $3.3 million in interest payments in 2003 which was eliminated in consolidation.

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

      On a consolidated basis, net cash provided by (used in) operations for the periods ended June 30, 2003 and 2002, was $(25.3) million and $63.0 million, respectively. Cash flow from operations was negative for the current period primarily due to cash outflows related to the payment of claims related to catastrophe losses and the funding of the unearned premium reserve on our 50% Texas quota share reinsurance contract. Net cash used in investing activities was $46.3 million and $41.5 million for the periods ended June 30, 2003 and 2002, respectively as we invested cash generated by our operations in prior periods. Net cash used in financing activities was $13.1 million and $8.6 million for the period ending June 30, 2003 and 2002, respectively. In 2003, repayments of outstanding Federal Home Loan Bank borrowings drove our financing activities.

New Accounting Pronouncements

      Effective July 1, 2002, Vesta adopted Statement of Financial Accounting Standards No. 145 (SFAS No. 145) "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which had been issued by the Financial Accounting Standards Board "FASB" in April 2002. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In connection with our adoption of SFAS No. 145, we have reclassified gains on the extinguishment of debt from extraordinary gain on debt extinguishment to other expense. These reclassifications decreased total expenses by $1.4 million for the six months ended June 30, 2002.

      In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," related to a guarantors accounting for, and disclosures of, the issuance of certain types of guarantees. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and have been included in the Notes to the consolidated financial statements included herein. The impact on the Company's financial statements from the application of the recognition and measurement provisions of FIN No. 45 is dependent on the level of guarantees issued or modified in 2003 and thereafter. No guaranties were issued or modified during the six months ended June 30, 2003, which were impacted by the provisions of FIN No. 45.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This Interpretation provides guidance on the identification and consolidation of variable interest entities ("VIEs"), whereby control is achieved through means other than through voting rights. The effective date of FIN 46 is for the first fiscal quarter beginning after June 15, 2003. Management believes the adoption of FIN 46 will not have a material impact on the Company's financial position, results of operations or cash flows.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to the provisions of SFAS No. 150. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003. Management has determined that the Company's Deferrable Capital Securities are subject to the provisions of SFAS No. 150. The transition provisions of SFAS No. 150 require that upon adoption of SFAS No. 150 on July 1, 2003, the Company's Deferrable Capital Securities would be reclassified as a liability from its current mezzanine debt classification. The dividends paid to the holders of the Deferrable Capital Securities will be classified as interest expense on a prospective basis.

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

Item 4. Controls and Procedures

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, including the matters noted in the next paragraph, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information concerning Vesta and its consolidated subsidiaries required to be included in our periodic SEC reports.

     Management, in consultation with the Company's independent accountants, identified deficiencies in our consolidation process, which constitute a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management, also in consultation with the Company's independent accountants, believes that this matter has not had any material impact on our consolidated financial statements. At the end of the second quarter, management implemented additional control procedures to address the identified deficiencies in the consolidation process. We believe the effect of the implementation of these additional control procedures will adequately address the previously identified deficiencies in design and operation.

PART II
Item 1. Legal Proceedings

Securities Litigation

      In 2001, Vesta settled a securities class action that had been pending since 1998. In connection with that settlement, the issuer of our primary directors' and officers' insurance policy, which was intended to cover the initial $25 million of settlement costs and related expenses, denied coverage and refused to fund its share of the settlement costs. We sued that insurer in Alabama state court alleging that its action was taken in bad faith. In February 2003, we settled that claim and collected $16 million in cash, which was reflected in the 2002 consolidated financial statements.

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

      During the second quarter of 2003, we entered into a settlement and release agreement with Jimmy Walker, a former agent of States General. Pursuant to this settlement and release agreement, we voluntarily dismissed the arbitration and litigation that we had earlier commenced against Mr. Walker and released him from his obligation to repay certain indebtedness owed to under a series of promissory notes representing amounts Mr. Walker borrowed from us in connection with his agency activities. Pursuant to this settlement agreement, Mr. Walker unconditionally assigned to us certain commissions to which he would otherwise be entitled under his former agent's agreement with States General and released us from any claims that he could assert against us arising from such agent's agreement. At June 30, 2003, the net realizable amount of the assigned commissions to the Company was $1.3 million and is recorded as a component of other invested assets on the accompanying interim consolidated balance sheet.

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

Reinsurance Arbitration/Litigation

      As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $33.4 million at June 30, 2003. Additionally, we have previously collected approximately $48.5 million from the drawdown of collateral on hand. Such amount, net of related expenses, has been reflected in the 2002 financial statements.

     NRMA Insurance Ltd. ("NRMA"), one of the participants in the 20 percent whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. We also filed for arbitration against Alfa Mutual Insurance Company and Dorinco Reinsurance Company, the other two participants on the treaty. All those arbitrations are in the discovery stages. Additionally, Alfa filed a Motion for Declaratory Judgment asking the arbitration panel to order that there is no enforceable agreement between Alfa and Vesta or alternatively, that there is no coverage for developmental losses under the treaty. After a hearing in June 2002, the arbitration panel denied Alfa's motion. The hearing on the merits of the arbitration with Alfa was scheduled for May 2003. However, on April 21, 2003, Alfa filed a lawsuit against Vesta Fire in state court in Montgomery, Alabama seeking a declaration from the Court on certain procedural and organizational matters and requesting that the Court stay the arbitration proceedings during the pendency of the litigation in state court in Alabama. On April 24, 2003, the Court issued a temporary restraining order staying the proceedings in the ongoing arbitration in order to maintain the status quo until the merits of Alfa's petition can be heard and determined, which is currently scheduled for September 24, 2003. The lawsuit filed by Alfa will delay indefinitely the Alfa arbitration proceedings but is not currently expected to delay proceedings in the other two arbitrations. On June 19, 2002, the panel in the NRMA arbitration issued an order to bifurcate the arbitration, and scheduled a hearing for the week of October 28, 2002 to decide the issue of coverage for developmental losses under the treaty. On September 6, 2002, the panel notified the parties that it would make such determination on this specific issue on the papers and filings submitted by the parties without the necessity of a live hearing. On November 6, 2002, the Company was notified by the panel that it ruled that the treaty does not apply to loss occurrences prior to July 1, 1997. As a result, Vesta recorded a $23.6 million pre-tax charge as a revision of our estimated reinsurance recoverable in the third quarter of 2002. This ruling does not set a binding precedent regarding Vesta's other arbitrations and, accordingly, we have not recorded any change in our estimate of our recoverable from the other treaty participants as a result of this ruling. In February 2003, Vesta filed a petition to vacate the NRMA panel ruling in the U.S. District Court for the Northern District of Alabama. On April 8, 2003, the Court ruled that since the arbitration proceedings have not been fully exhausted, it was dismissing Vesta's petition without prejudice of the parties to seek the Court's review of any final arbitration award. The hearing in the NRMA arbitration is currently scheduled to begin on October 20, 2003, and is estimated to take approximately two weeks. On December 16, 2002, Dorinco filed a motion seeking an order that the treaty does not cover developmental losses. On May 1, 2003, the panel in the Dorinco arbitration ruled that Dorinco is not responsible for losses on any policy or any other insurance or reinsurance contract terminated prior to July 1, 1997 and that the arbitration will continue with respect to losses whenever occurring, on policies or any other insurance or reinsurance contract in force at July 1, 1997. The hearing in the Dorinco arbitration is currently scheduled to begin on December 1, 2003, and is estimated to take approximately two weeks. Based on a current estimate of the impact of this ruling and the ruling previously received from the NRMA panel, we currently believe our estimated recoverable is appropriate. However, we are continuing to evaluate the effects of complying with these rulings and our estimate may change in the future as a result of this evaluation.

      While management continues to believe its interpretation of the treaty's terms and computations based thereon are correct, these matters are being contested in these arbitration proceedings and their ultimate outcome cannot be determined at this time. If rescission on all three treaties was awarded by three separate arbitration panels, we would incur a pre-tax charge of approximately $57.0 million.

      If the amounts recoverable under the relevant treaties are ultimately determined to be materially less than the amounts that we have reported as recoverable, we may incur a significant, material, and adverse impact on our financial condition and results of operations.

      We are in arbitration with CIGNA Property and Casualty Insurance Company (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claimed were due under the terms of the treaty. At that time, the treaty was terminated on a cut-off basis. In the pending arbitration Vesta is seeking, among other things, recoupment of all believed improper excessive expense allocations and charges from CIGNA. The arbitration was bifurcated into two phases with Phase I concentrating on the interpretation of the intent of the parties related to the expense reimbursement provisions of the treaty at the time it was entered. Phase II, which is ongoing, relates to any remaining issues between the parties, including those that exist with regard to an audit of expenses ceded to the treaty. The Phase I hearing was held in February 2002 and the panel ruled that (i) the Company is responsible for the payment of ceding commissions provided for in the treaty and should pay any outstanding billings for commissions and paid claims, plus interest; (ii) the Company may proceed with an audit of expenses ceded to the treaty; and (iii) the parties should identify any further issues to be brought before the arbitration panel for phase two of the hearing. Vesta is presently conducting its expense audit as permitted by the panel. During the course of preparing for and conducting the expense audit, the Company determined that it should revise its estimated reinsurance receivable and record during the second quarter of 2003 a pre-tax valuation allowance of $9.4 million and recorded the valuation allowance as a component of discontinued operations. Management intends to continue to proceed with the presentation of our case to the arbitration panel and believes that the resolution of this arbitration will not have any adverse financial impact on the Company. The Phase II hearing has not yet been scheduled.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

      At the annual meeting of stockholders held May 27, 2003, the following matters were submitted to a vote of stockholders (shares eligible to vote: 35,678,060).

  Election of Directors

Messrs.	Walter M. Beale, Jr. and Alan S. Farrior were elected to additional three year terms on the Board of Directors.

	For	Withheld
Beale	30,165,647	1,326,504
Farrior	30,674,589	817,562

  Ratification of Auditors

PricewaterhouseCoopers	LLP was appointed as the principal independent auditor of the Company and its subsidiaries for the year ending December 31, 2003.

	For	Against	Abstain
PricewaterhouseCoopers LLP	30,715,164	529,406	247,581

Item 5. Other information

None.

Item 6. Exhibits and Reports on Form 8-K

a)           EXHIBITS

10.25         Employment agreement between the registrant and Hopson B. Nance dated as of February 24, 2003.
31.1           Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32              Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)           Reports on Form 8-K.

          A current report was filed on Form 8-K on April 28, 2003 in connection with a press release.

Signatures

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                        Vesta Insurance Group, Inc.

Date: August 13, 2003

                                                                                                                             /s/     Hopson B. Nance

                                                                                                                                    Hopson B. Nance
                                                                                                                                Senior Vice President
                                                                                                                             and Chief Financial Officer
                                                                                                                    (and in his capacity as Principal Financial Officer)