Form 10-Q
period 2003-09-30
VESTA INSURANCE GROUP INC
filed 2003-11-12
CIK 911576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                          (Mark One)

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant's common stock,
$.01 par value, as of November 12, 2003
36,678,060

Vesta Insurance Group, Inc.

Part I
Item 1. Financial Statements
Vesta Insurance Group, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)
	September 30,	December 31,
	2003	2002
	(unaudited)
Assets:
Fixed maturities available for sale - at fair value (cost: 2003 - $842,927;
2002 - $829,982)	$873,498	$863,695
Equity securities-at fair value: (cost: 2003- $28,915; 2002- $26,072)	31,406	27,055
Mortgage loans	9,320	12,124
Policy loans	59,306	61,278
Short-term investments	11,945	9,679
Other invested assets	41,981	39,262

Total investments	1,027,456	1,013,093
Cash	65,319	140,593
Accrued investment income	9,954	11,866
Premiums in course of collection (net of allowances for losses
of $897 in 2003 and 2002)	132,863	128,799
Reinsurance balances receivable	390,722	355,054
Reinsurance recoverable on paid losses	72,188	79,334
Deferred policy acquisition costs	61,683	71,752
Property and equipment	19,827	22,123
Deferred income taxes	44,543	46,176
Assets held for sale	--	9,598
Goodwill	135,737	122,742
Other intangible assets	11,588	12,128
Other assets	28,285	29,600

Total assets	$2,000,165	$2,042,858

Liabilities:
Policy liabilities	$670,723	$678,419
Losses and loss adjustment expenses	330,042	322,320
Unearned premiums	326,438	306,782
Federal Home Loan Bank advances	162,501	176,793
Reinsurance balances payable	72,397	100,860
Short term debt	29,952	30,000
Long term debt	78,246	55,795
Liabilities held for sale	--	5,632
Other liabilities	100,758	107,951

Total liabilities	1,771,057	1,784,552
Commitments and contingencies: See Note B
Deferrable Capital Securities	--	22,445
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, issued:
2003 - 0 and 2002 - 0	--	--
Common stock, $.01 par value, 100,000,000 shares authorized, issued:
2003 and 2002 - 38,143,037	381	381
Additional paid-in capital	248,372	248,372
Accumulated other comprehensive income, (net of tax expense
of $7,056 and $8,131 in 2003 and 2002, respectively)	13,940	15,101
Retained earnings	(8,956)	(2,698)
Treasury stock (2,464,977 shares at cost at September 30, 2003 and
December 31, 2002)	(18,250)	(18,250)
Unearned stock	(6,379)	(7,045)

Total stockholders' equity	229,108	235,861

Total liabilities, deferrable capital
securities and stockholders' equity	$2,000,165	$2,042,858

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Statements of Operations
(amounts in thousands, except per share data)
	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
Net premiums written	$84,278	$143,568	$345,091	$437,567
Change in unearned premiums	43,023	(11,697)	23,162	(78,215)

Net premiums earned	127,301	131,871	368,253	359,352
Policy fees	9,832	5,272	26,543	14,091
Agency fees and commissions	16,410	11,025	55,137	39,446
Net investment income	10,047	14,329	31,533	41,588
Realized gains (losses)	(74)	(1,284)	5,585	(1,429)
Other	1,900	2,061	5,702	6,689

Total revenues	165,416	163,274	492,753	459,737
Expenses:
Policyholder benefits	5,250	4,148	15,554	18,899
Losses and loss adjustment expenses incurred	80,244	87,011	253,339	240,542
Policy acquisition expenses	23,329	24,526	69,555	64,169
Litigation settlement and arbitration award charge	--	23,600	--	23,600
Operating expenses	42,880	39,123	131,821	118,890
Interest on debt	3,283	3,576	9,847	11,422
Deferrable capital distributions	478	--	478	--
Gain on debt extinguishment	--	(2,998)	--	(4,378)

Total expenses	155,464	178,986	480,594	473,144

Income (loss) from continuing operations before income taxes and
minority interest	9,952	(15,712)	12,159	(13,407)
Income tax expense (benefit)	3,483	(5,499)	4,255	(4,693)
Minority interest, net of tax	114	300	493	1,321
Deferrable capital security distributions, net of tax	--	322	622	773

Net income (loss) from continuing operations	6,355	(10,835)	6,789	(10,808)
Loss from discontinued operations, net of tax	(2,011)	(775)	(10,372)	(10,525)

Net income (loss)	4,344	(11,610)	(3,583)	(21,333)
Gain on redemption of preferred securities, net of tax	--	--	--	210

Net income (loss) available to common shareholders	$4,344	$(11,610)	$(3,583)	$(21,123)

Net income (loss) from continuing operations per share - Basic	$0.18	$(0.32)	$0.19	$(0.32)

Net income (loss) available to common shareholders per share - Basic	$0.12	$(0.34)	$(0.10)	$(0.63)

Net income (loss) from continuing operations per share - Diluted	$0.18	$(0.32)	$0.19	$(0.32)

Net income (loss) available to common shareholders per share - Diluted	$0.12	$(0.34)	$(0.10)	$(0.63)

Statements of Comprehensive Income (Loss)
Net income (loss)	$4,344	$(11,610)	$(3,583)	$(21,333)
Other comprehensive income, net of tax:
Unrealized holding (losses) gains on available-for-sale
securities net of tax of $(2,789), $2,035, $1,374
and $1,970, respectively	(5,287)	3,780	2,469	3,658
Less realized (losses) gains on available-for-sale
securities net of tax of $32, $(431), $1,998
and $(258), respectively	(48)	(801)	3,630	(479)

	(5,239)	4,581	(1,161)	4,137
Gain on redemption of preferred securities, net of tax
of $0, $0, $0 and $113 respectively	--	--	--	210

Comprehensive loss	$(895)	$(7,029)	$(4,744)	$(16,986)

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Consolidated Statement of Cash Flows
(amounts in thousands)
	Nine months ended September 30,
	2003	2002
	(unaudited)
Operating Activities:
Net income	$(3,583)	$(21,333)
Adjustments to reconcile net loss to cash provided by (used in) operations
Changes in:
Loss and LAE reserves, and future policy liabilities	26	44,949
Unearned premium reserves	19,656	85,635
Reinsurance balances receivable	7,081	(2,931)
Premiums in course of collection	(4,064)	(117,469)
Reinsurance recoverable on paid losses	7,146	(2,292)
Reinsurance balances payable	(55,395)	59,981
Other assets and liabilities	33,975	58,487
Policy acquisition costs deferred	(75,303)	(103,646)
Policy acquisition costs amortized	69,555	73,737
Realized gains	(5,585)	(737)
Amortization and depreciation	5,416	3,648
Gain on extinguishment of debt	--	(4,398)

Net cash provided by (used in) operations	(1,075)	73,631
Investing Activities:
Investments sold:
Fixed maturities available for sale	98,144	209,384
Equity securities	9,352	6,697
Investments acquired:
Fixed maturities available for sale	(314,655)	(335,983)
Equity securities	(9,294)	(6,001)
Maturities, paydowns, calls and other
Fixed maturities available for sale	186,144	74,429
Net decrease in other invested assets	(447)	27,946
Net cash received (paid) for acquisition	(22,500)	7,020
Net cash received (paid) from sale of Aegis	(380)
Net increase in short-term investments	(2,266)	(30,140)
Additions to property and equipment	(2,675)	(1,975)
Disposal of property and equipment	1,156	263

Net cash used in investing activities	(57,421)	(48,360)
Financing Activities:
Net change in FHLB borrowings	(14,292)	(1,314)
Change in long and short-term debt	(48)	(4,779)
Repayment of acquisition contingent consideration	(5,883)	--
Net withdrawals (deposits) from insurance liabilities	6,120	(6,315)
Acquisition of common stock	--	(949)
Dividends paid	(2,675)	(2,748)

Net cash used in financing activities	(16,778)	(16,105)
(Decrease) increase in cash	(75,274)	9,166
Cash at beginning of period	140,593	23,579

Cash at end of period	$65,319	$32,745

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands except per share amounts)

Note A-Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited interim consolidated financial statements of Vesta Insurance Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments, such as impairments) considered necessary for a fair presentation have been included. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

      Reclassifications: Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between periods. These reclassifications have no effect on previously reported stockholders' equity or net income (loss) during the periods involved.

     New Accounting Standards: In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," related to a guarantors accounting for, and disclosures of, the issuance of certain types of guarantees. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and have been included in the Notes to the consolidated financial statements included herein. The impact on the Company's financial statements from the application of the recognition and measurement provisions of FIN No. 45 is dependent on the level of guarantees issued or modified in 2003 and thereafter. No guarantees were issued or modified during the nine months ended September 30, 2003, which were impacted by the provisions of FIN No. 45.

     On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIEs). FIN 46 states that if a business enterprise has a controlling financial interest in a VIE, the assets, liabilities and results of the activities of the VIE should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify VIEs and how an enterprise assesses its interests in a VIE to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. VIEs that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. On October 8, 2003, the FASB deferred the effective date for preexisting VIEs to the period ending after December 15, 2003. As a result, the Company will adopt FIN 46 for pre-existing transactions in the fourth quarter of this year. The Company has not entered into any transactions subsequent to January 31, 2003 that would qualify as a VIE and is continuing to evaluate the impact of this pronouncement on existing entities.

      In May 2002, the Derivatives Implementation Group of the FASB exposed for comment issue No. B36, "Bifurcation of Embedded Credit Derivatives" ("DIG B36"). DIG B36 would require the bifurcation of potential embedded derivatives within modified coinsurance and funds withheld coinsurance arrangements in which the terms require the future payment of a principal amount plus a return based on a specified proportion of the ceding company's return on either its general account assets or a specified block of those assets. The provisions of DIG B36 would be applied on a prospective basis and will become effective during the fourth quarter of 2003. The Company is currently evaluating the impact of this pronouncement.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to the provisions of SFAS No. 150. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003. The Company's Deferrable Capital Securities are subject to the provisions of SFAS No. 150. Accordingly, the outstanding balance of the Company's Deferrable Capital Securities of $22.5 million as of September 30, 2003 has been reclassified to a component of total liabilities from the previous "mezzanine" debt classification. Furthermore, Deferrable Capital Security distributions of $0.5 million for the three and nine months ended September 30, 2003 are reflected as a component of income from continuing operations. The classification of Deferrable Capital Securities and Deferrable Capital Security distributions for all prior periods remains unchanged, pursuant to the provisions of SFAS No. 150.

      Restricted Assets: As part of a modified coinsurance agreement with Employers Reinsurance Corporation ("Employers"), American Founders is holding $165.9 million of assets for the benefit of Employers, of which $165.9 million are included in fixed maturities available for sale herein. Additionally, we have pledged investments having a market value of $140.5 million to the Federal Home Loan Bank.

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

     Reconciliation of net income (loss) available to common shareholders and average shares outstanding for the three and nine months ending September 30, 2003 and 2002 are as follows:

	Three months ended September 30,
	2003	2002
Net income (loss) available to common shareholders	$4,344	$(11,610)

Weighted average shares outstanding-basic	34,895	33,870
Stock options and restricted stock *	54	--

Weighted average shares outstanding-diluted	34,949	33,870

	Nine months ended September 30,
	2003	2002
Net income (loss) available to common shareholders	$(3,583)	$(21,123)

Weighted average shares outstanding-basic	34,886	33,659
Stock options and restricted stock *	54	--

Weighted average shares outstanding-diluted	34,940	33,659

*	Under the provisions of SFAS No. 128, "Earnings Per Share", contingently issuable shares that would have the effect of being anti-dilutive are excluded for the diluted average shares outstanding calculation. Potentially dilutive securities for the three-month and nine-month periods ending September 30, 2002 are 450 thousand and 523 thousand, respectively.

     Earnings per share for discontinued operations for the three and nine months ended September 30, 2003 and 2002 are as follows:

	2003		2002
	3 month	9 month	3 month	9 month
Basic loss per share:
Discontinued Operations	$(0.06)	$(0.29)	$(0.02)	$(0.31)
Diluted loss per share:
Discontinued Operations	$(0.06)	$(0.29)	$(0.02)	$(0.31)

     Stock-Based Compensation: In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No 148"). This statement is effective for 2003 and amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires additional disclosures related to the effect of stock-based compensation on reported results. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting for stock-based compensation and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2003		2002
	3 month	9 month	3 month	9 month
Net income (loss) as reported	$4,344	$(3,583)	$(11,610)	$(21,123)
Add: Stock-based employee compensation expense included
in net income, net of tax	145	433	658	1,402
Deduct: Total stock-based employee compensation expense determined
under fair-value-based method for all awards, net of tax	(255)	(764)	(767)	(1,729)

Pro forma net loss	$4,234	$(3,914)	$(11,719)	$(21,450)

Net income (loss) available to common shareholders per share - basic
As reported	$0.12	$(0.10)	$(0.34)	$(0.63)
Pro forma	$0.12	$(0.11)	$(0.35)	$(0.64)
Net income (loss) available to common shareholders per share - diluted
As reported	$0.12	$(0.10)	$(0.34)	$(0.63)
Pro forma	$0.12	$(0.11)	$(0.35)	$(0.64)

Note B-Commitments and Contingencies

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

Health insurance related lawsuits

      Vesta and two former officers of Vesta are defendants in a lawsuit styled James H. Cashion, Jr. d/b/a American Health Underwriters v. Vesta Insurance Group, Inc., et al, Plaintiff, a former general agent of our former subsidiary States General Life Insurance Company, which we purchased in 2001, alleges that the defendants engaged in an actionable civil conspiracy to tortiously interfere with his agency contracts. The civil conspiracy claim is premised, in part, on certain payments made to these two former officers of Vesta by another agent who replaced Mr. Cashion. The plaintiff is seeking actual and punitive damages. Vesta denies tortiously interfering with plaintiff's agency contract, believes the claims asserted against it have no merit, and is vigorously defending this lawsuit. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on our financial position.

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

Reinsurance Arbitration/Litigation

      As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty, which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $33.4 million at September 30, 2003. Additionally, we have previously collected approximately $48.5 million from the drawdown of collateral on hand. Such amount, net of related expenses, has been reflected in the 2002 financial statements.

     NRMA Insurance Ltd. ("NRMA"), one of the participants in the 20 percent whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. Pursuant to an order of the NRMA Arbitration Panel, Vesta posted an additional $4.8 million letter of credit in October of 2003 in favor of NRMA. We also filed for arbitration against Alfa Mutual Insurance Company ("Alfa") and Dorinco Reinsurance Company ("Dorinco"), the other two participants on the treaty. Additionally, Alfa filed a Motion for Declaratory Judgment asking the arbitration panel to order that there is no enforceable agreement between Alfa and Vesta or alternatively, that there is no coverage for developmental losses under the treaty. After a hearing in June 2002, the arbitration panel denied Alfa's motion. The hearing on the merits of the arbitration with Alfa was scheduled for May 2003. However, on April 21, 2003, Alfa filed a lawsuit against Vesta Fire in state court in Montgomery, Alabama seeking a declaration from the Court on certain procedural and organizational matters and requesting that the Court stay the arbitration proceedings during the pendency of the litigation in state court in Alabama. On April 24, 2003, the Court issued a temporary restraining order staying the proceedings in the ongoing arbitration in order to maintain the status quo until the merits of Alfa's petition can be heard and determined, which is currently scheduled for December 8, 2003. The lawsuit filed by Alfa will delay indefinitely the Alfa arbitration proceedings but is not currently expected to delay proceedings in the other two arbitrations. On June 19, 2002, the panel in the NRMA arbitration issued an order to bifurcate the arbitration, and scheduled a hearing for the week of October 28, 2002 to decide the issue of coverage for developmental losses under the treaty. On September 6, 2002, the panel notified the parties that it would make such determination on this specific issue on the papers and filings submitted by the parties without the necessity of a live hearing. On November 6, 2002, the panel notified the Company that it ruled that the treaty does not apply to loss occurrences prior to July 1, 1997. Primarily, as a result, Vesta recorded a $23.6 million pre-tax charge as a revision of our estimated reinsurance recoverable in the third quarter of 2002. This ruling does not set a binding precedent regarding Vesta's other arbitrations and, accordingly, we have not recorded any change in our estimate of our recoverable from the other treaty participants as a result of this ruling. In February 2003, Vesta filed a petition to vacate the NRMA panel ruling in the U.S. District Court for the Northern District of Alabama. On April 8, 2003, the Court ruled that since the arbitration proceedings have not been fully exhausted, it was dismissing Vesta's petition without prejudice of the parties to seek the Court's review of any final arbitration award. The hearing in the NRMA arbitration began on October 20, 2003 and was adjourned on October 31, 2003. The hearing is currently scheduled to resume and be concluded in January of 2004. On December 16, 2002, Dorinco filed a motion seeking an order that the treaty does not cover developmental losses relating to loss occurrences prior to July 1, 1997. On May 1, 2003, the panel in the Dorinco arbitration ruled that Dorinco is not responsible for losses on any policy or any other insurance or reinsurance contract terminated prior to July 1, 1997 and that the arbitration will continue with respect to losses whenever occurring, on policies or any other insurance or reinsurance contract in force at July 1, 1997. The hearing in the Dorinco arbitration is currently scheduled for the two weeks of March 8 through March 12 and April 26 through April 30, 2004. Based on a current estimate of the impact of this ruling and the ruling previously received from the NRMA panel, we currently believe our estimated recoverable is appropriate. However, we are continuing to evaluate the effects of complying with these rulings and our estimate may change in the future as a result of this evaluation.

      While management continues to believe its interpretation of the treaty's terms and computations based thereon are correct, these matters are being contested in these arbitration proceedings and their ultimate outcome cannot be determined at this time. If rescission on all three treaties was awarded by three separate arbitration panels, we would incur a pre-tax charge of approximately $58.0 million.

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

      Third party auditors hired by Vesta have identified coverage issues that cast doubt on the validity of a number of claims. In addition, there is no actual retrocessional agreement that evidences the terms and conditions of Pool III which involves 71% or more of the incurred losses at issue. Although there are other tangential documents that the Liquidator may attempt to rely on to prove liability under Pool III, we believe that the Liquidator will not be able to establish liability for any portion of the Pool III claims. We also believe that a number of the losses allegedly incurred in connection with Pool I may be avoided on specific coverage grounds. We are defending this matter vigorously and are reasonably optimistic regarding the ultimate outcome, although an adverse ruling in this case could have a material effect on our financial condition. This case is currently scheduled for mediation in December of 2003.

      Nichols vs. Vesta Fire Insurance Corporation is a lawsuit brought by the Liquidator of Delta America Re Insurance Company in Kentucky state court to recover losses alleged under reinsurance contracts entered into in the 1970's. Vesta removed the action to federal court and successfully moved to compel arbitration. Each party has selected a party arbitrator but as yet there is no neutral umpire. There has been no discovery as yet and no organizational meeting of the panel. Subsequent discussions with the Liquidator of Delta American Re have resulted in a negotiated settlement of $1.1 million, which was recorded in the third quarter of 2003.

      Vesta vs. New Cap Re is an arbitration against an Australian reinsurer, to collect reinsurance recoverables pursuant to two accident year excess of loss ratio reinsurance agreements. In the arbitration, New Cap Re challenged Vesta's earlier draw on a Letter of Credit for $7.5 million which was held in connection with one of the two contracts. Shortly after the arbitration commenced, New Cap Re became the subject of insolvency proceedings in Australia and an ancillary proceeding in the U.S. Bankruptcy Court in New York. The Bankruptcy Court stayed all pending litigation and arbitration against New Cap Re, and we appealed that ruling to the Southern District of New York, and ultimately to the U.S. Court of Appeals for the Second Circuit, which recently affirmed the Bankruptcy Court's stay of the arbitration against New Cap Re. Hence, our efforts to recover losses as well as New Cap Re's efforts to challenge the earlier draw on the $7.5 million Letter of Credit by us are stayed.

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

Credit Facilities

      Effective February 1, 2003, we entered into a new revolving credit arrangement with First Commercial to replace the previous facility. The new facility is a $30 million line secured by a pledge of 358,375 shares of common stock of American Agencies Holdings, Inc. ("American Agencies"), formally Instant Insurance Holdings, Inc., representing approximately 70% of American Agencies' issued and outstanding shares of capital stock as of September 30, 2003. The new facility bears interest at First Commercial's prime rate and will mature no earlier than June 30, 2005. As of September 30, 2003, we had drawn $30.0 million available under this Agreement.

      This new credit agreement contains covenants which require us to maintain (i) consolidated GAAP net income (excluding realized gains and losses) of at least $15 million for any calendar year, beginning in 2003, (ii) consolidated debt to capital ratio of no more than 39%, (iii) an A.M. Best rating of "B" or better, (iv) consolidated GAAP net worth of at least $208 million, (v) an interest coverage ratio of not less than 1.5 to 1 and (vi) risk-based capital of not less than 150% of the NAIC's authorized control level. As of September 30, 2003, we were in compliance with all quarterly covenants. However, based on our results through the nine months ended September 30, 2003, we believe that uncertainty exists regarding our ability to meet certain of the First Commercial credit arrangement covenants at December 31, 2003. Furthermore, current dividend levels from Vesta Fire Insurance Corporation ("Vesta Fire") and J. Gordon Gaines Inc. would not be sufficient to repay the anticipated outstanding balance of this credit facility at the year-end covenant measurement date without seeking prior approval. Although management believes the Company would be able to secure waivers on any covenant violations, the failure to obtain such waivers of the potential covenant violations or refinance the credit facility on similar terms could have a material adverse impact on our financial condition.

Note C-Segment Information

      We report financial results according to five business segments, which are distinguished by their product offerings or business activities. The accounting policies of the operating segments are described in Note A in the Company's Annual Report on Form 10-K for the year-ended December 31, 2002. Segment pre-tax income (loss) is generally income from continuing operations before income taxes and minority interest. Premiums, policy fees, agency fees and commissions, other income, loss and benefit expenses, operating expenses and policy acquisition expenses are attributed directly to each operating segment. Net investment income and interest expense are allocated only to those segments for which such amounts are considered an integral part of the financial results for that segment.

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

Life insurance segment

      We provide a variety of life insurance products through American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. In 2000, we purchased a 72% interest in American Founders. On February 18, 2003, we purchased the remaining shares held by minority holders and now own 100% of American Founders. At September 30, 2003, American Founders had in force approximately $1.8 billion (face value) of life and annuity products. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products through independent agents located throughout the U.S. In the fourth quarter of 2002, we decided to exit the health insurance business line which was previously included in the life insurance segment. The results for the health insurance line have been reclassified to discontinued operations for all periods presented. During the third quarter of 2003, we consummated the sale of Aegis Financial Corporation, the holding company for our health insurance subsidiaries. See Note F.

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

      With respect to fronting arrangements, we write property-casualty insurance coverages and reinsure a portion of the risks to reinsurers in exchange for fees. This business takes advantage of our certificates of authority granting us license to write insurance in many states. Income from fronting arrangements is primarily generated on a fee-for-service basis. For the premium written through our non-standard auto agencies, we determine, based upon market conditions and the prospective results of the underlying business, whether to keep 100% of the underwriting risk or reinsure this risk to various reinsurers. Our decision on how much underwriting risk to retain is dependent on the current rating environment and the amount of commissions offered by the reinsurers.

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

      A summary of segment results for the three months ended September 30, 2003 and 2002 is as follows:

2003
	Standard Property-	Life	Non-Standard	Non-Standard	Corporate
	Casualty	Insurance	Underwriting	Agency	and Other	Eliminations	Total
	(in thousands)
Revenues:
Premiums earned	$81,909	$2,049	$43,343	$--	$--	$--	$127,301
Agency fees and commissions	--	--	--	34,972	--	(18,562)	16,410
Net investment income	--	6,695	--	--	3,352	--	10,047
Policy fees	3,520	565	5,747	--	--	--	9,832
Realized gains (losses)	--	824	--	--	(898)	--	(74)
Other	205	844	667	--	184	--	1,900

Total revenues	85,634	10,977	49,757	34,972	2,638	(18,562)	$165,416
Expenses:
Loss, LAE and policyholder benefits	50,423	5,250	29,821	--	--	--	85,494
Policy acquisition costs	18,170	246	12,864	--	--	(7,951)	23,329
Operating expenses	10,996	2,548	4,777	31,080	4,090	(10,611)	42,880
Interest on debt	--	1,385	--	229	1,669	--	3,283
Deferrable Capital Security distributions	--	--	--	--	478	--	478

Total expenses	79,589	9,429	47,462	31,309	6,237	(18,562)	155,464

Pre-tax income (loss)	$6,045	$1,548	$2,295	$3,663	$(3,599)	$--	$9,952

Operating segment assets:
Investments and other assets	$439,319	$874,829	$159,796	$139,579	$261,438
Deferred acquisition costs	42,909	20,142	13,670	--	--

	$482,228	$894,971	$173,466	$139,579	$261,438

2002
	Standard Property-	Life	Non-Standard	Non-Standard	Corporate
	Casualty	Insurance	Underwriting	Agency	and Other	Eliminations	Total
	(in thousands)
Revenues:
Premiums earned	$87,235	$2,651	$41,985	$--	$--	$--	$131,871
Agency fees and commissions	--	--	--	26,745	--	(15,720)	11,025
Net investment income	--	9,759	--	--	4,857	(287)	14,329
Policy fees	1,345	798	3,129	--	--	--	5,272
Realized gains (losses)	--	(1,142)	--	--	(142)	--	(1,284)
Other	122	332	1,369	--	238	--	2,061

Total revenues	88,702	12,398	46,483	26,745	4,953	(16,007)	$163,274
Expenses:
Loss, LAE and policyholder benefits	60,933	4,148	26,078	--	--	--	91,159
Policy acquisition costs	19,549	1,044	13,476	--	--	(9,543)	24,526
Arbitration charge (award)	--	--	--	--	23,600	--	23,600
Operating expenses	10,267	2,741	4,375	22,922	4,995	(6,177)	39,123
Interest on debt	--	1,592	--	287	1,984	(287)	3,576
Gain on debt extinguishment	--	--	--	--	(2,998)	--	(2,998)

Total expenses	90,749	9,525	43,929	23,209	27,581	(16,007)	178,986

Pre-tax income (loss)	$(2,047)	$2,873	$2,554	$3,536	$(22,628)	$--	$(15,712)

Operating segment assets:
Investments and other assets	$359,554	$916,598	$149,657	$66,192	$353,141
Deferred acquisition costs	57,720	24,782	12,186	--	--

	$417,274	$941,380	$161,843	$66,192	$353,141

     A summary of segment results for the nine months ended September 30, 2003 and 2002 is as follows:

2003
	Standard Property-	Life	Non-Standard	Non-Standard	Corporate
	Casualty	Insurance	Underwriting	Agency	and Other	Eliminations	Total
	(in thousands)
Revenues:
Premiums earned	$237,668	$6,776	$123,809	--	--	--	$368,253
Agency fees and commissions	--	--	--	$107,830	--	$(52,693)	55,137
Net investment income	--	21,468	--	--	$10,065	--	31,533
Policy fees	8,474	1,690	16,379	--	--	--	26,543
Realized gains (losses)	--	1,099	--	--	4,486	--	5,585
Other	610	2,205	2,352	--	535	--	5,702

Total revenues	246,752	33,238	142,540	107,830	15,086	(52,693)	$492,753
Expenses:
Loss, LAE and policyholder benefits	168,414	15,554	84,925	--	--	--	268,893
Policy acquisition costs	54,583	696	36,643	--	--	(22,367)	69,555
Operating expenses	33,265	7,407	13,320	95,191	12,964	(30,326)	131,821
Interest on debt	--	4,274	--	561	5,012	--	9,847
Deferable Captial Security distributions	--	--	--	--	478	--	478

Total expenses	256,262	27,931	134,888	95,752	18,454	(52,693)	480,594

Pre-tax income (loss)	$(9,510)	$5,307	$7,652	$12,078	$(3,368)	$--	$12,159

2002
	Standard Property-	Life	Non-Standard	Non-Standard	Corporate
	Casualty	Insurance	Underwriting	Agency	and Other	Eliminations	Total
	(in thousands)
Revenues:
Premiums earned	$232,743	$8,184	$118,425	--	--	--	$359,352
Agency fees and commissions	--	--	--	$85,479	--	$(46,033)	39,446
Net investment income	--	28,295	--	--	$14,154	(861)	41,588
Policy fees	3,833	2,914	7,344	--	--	--	14,091
Realized gains (losses)	--	1,480	--	--	(2,909)	--	(1,429)
Other	451	989	4,605	--	644	--	6,689

Total revenues	237,027	41,862	130,374	85,479	11,889	(46,894)	$459,737
Expenses:
Loss, LAE and policyholder benefits	166,659	18,899	73,883	--	--	--	259,441
Policy acquisition costs	51,018	1,204	33,258	--	--	(21,311)	64,169
Arbitration charge (award)	--	--	--	--	23,600	--	23,600
Operating expenses	28,888	7,845	15,117	75,303	16,459	(24,722)	118,890
Interest on debt	--	4,756	--	861	6,666	(861)	11,422
Gain on extinguishment of debt	--	--	--	--	(4,378)	--	(4,378)

Total expenses	246,565	32,704	122,258	76,164	42,347	(46,894)	473,144

Pre-tax income (loss)	$(9,538)	$9,158	$8,116	$9,315	$(30,458)	$--	$(13,407)

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

      In the third quarter of 2002, we redeemed $8.0 million face amount of our 8.75% Senior Notes for approximately $5.0 million in cash. In connection with this transaction, we recorded a pre-tax gain on extinguishment of debt of $3.0 million.

Note E-Acquisitions and Dispositions

      Effective September 30, 2003, we consummated a stock purchase agreement for the sale of all common stock of Aegis Financial Corporation (Aegis) and its subsidiary States General Life Insurance Company (States General) for $4.6 million. The sales price was financed through a $5.0 million note issued by the buyer payable toVesta Fire. The note bears interest at a fixed rate of 6%, with interest payments due semi-annually and principal due in September 2006. The note is secured by the common stock of Aegis. The sale of Aegis resulted in the Company recording a loss of $0.6 million, net of tax, which is reflected as a component of discontinued operations.

      Effective July 1, 2003, the Company purchased 25% of the outstanding common stock of Harbor Insurance Group for $2.1 million. The transaction is being accounted for using equity investment accounting.

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

      In January of 2002, the Company completed three acquisitions: (1) the acquisition of certain assets of InsureOne Agency and the renewal rights to a book of non-standard automobile business; (2) acquisition of the non-standard automobile related assets of Harbor Insurance Group; and (3) purchase of the common stock of Old American Investments. The combined purchase price for these transactions was $35.1 million, with $16.6 million due at closing and $18.5 million due upon the occurrence of certain future events. In 2003, the Company paid $2.0 million in contingent consideration and settled the remaining $16.5 million through an agreement by which the Company is required to make scheduled payments through August 2005. The balance of the contingent consideration liability at September 30, 2003 is $10.9 million and is reflected as a component of other liabilities on the accompanying consolidated balance sheet.

Note F-Discontinued Operations

      In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines. Accordingly, our health insurance and consulting lines results for all periods presented have been classified in our financial statements as part of discontinued operations and are classified as operations held for sale. For the three and nine months ended September 30, 2003, we recorded an after-tax loss for our health operations and our consulting business of $1.1 million and $2.8 million, respectively, including the loss of $0.6 million, net of tax, resulting from the consummation of our sale of Aegis Financial Corporation during the third quarter of 2003.

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

      Based upon available information, we believe the recorded reserves for discontinued operations at September 30, 2003 are adequate. However, we will continue to monitor these reserves and their related claims activity and experience. Further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

     For the three and nine months ended September 30, 2003, we recorded an after-tax loss for reinsurance assumed and commercial lines businesses of $0.9 million and $7.6 million, respectively. These losses are primarily related to the recording, during the second quarter of 2003, of a pre-tax valuation allowance of $9.4 million on the CIGNA Property and Casualty Insurance Company arbitration reinsurance assumed receivables and the recording, during the third quarter of 2003, of a pre-tax charge of $1.1 million related to the settlement of the Nichols lawsuit. See Note B to the interim consolidated financial statements.

      The Company's 2002 results have been reclassified to reflect the losses from discontinued operations.

     Note G - Reinsurance Agreements

      We entered into a 50% quota share agreement, effective September 30, 2003, on our residential property book of business in the states of Alabama, Alaska, Arizona, California, Connecticut, Florida, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, South Carolina, Tennessee, and West Virginia. The terms of the 50% quota share include a term of nine months and a ceding commission due from the reinsurers of 37% on net written premiums. The impact of entering into the 50% quota share to our consolidated balance sheet as of September 30, 2003 was to increase reinsurance balances receivable by $42.7 million, reduce deferred acquisition costs by $15.8 million and increase amount due to reinsurers by $26.9 million. The statutory capital and surplus of Vesta Fire was increased by $15.8 million as of September 30, 2003 as a result of entering into this agreement. The Company's net premiums earned for the three and nine months ended September 30, 2003 was not impacted by the provisions of the 50% quota share. The $26.9 million due to reinsurers was funded in November of 2003.

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

Results of Operations

Overview

      Vesta conducts business in three areas of the personal insurance industry: (1) standard property and casualty insurance; (2) non-standard automobile insurance; and (3) life insurance. Our consolidated revenue is derived principally from risk-bearing premiums, commissions and fees, investment income and realized investment gains and losses. Our consolidated expenses consist primarily of payments for claims and expenses associated with underwriting activities, agents' commissions and operations.

      We report financial information according to five business segments: (1) standard property-casualty insurance; (2) non-standard agency; (3) non-standard underwriting; (4) life insurance; and (5) corporate and other. Since 1999, we have discontinued a number of business lines. We have segregated the reporting for these discontinued operations in our financial statements.

      During the first quarter of 2003, A.M. Best Company adjusted the financial strength ratings of our property and casualty insurance subsidiaries from B+ (Very Good) to B (Fair). Through the nine months ended September 30, 2003, our business has not experienced a significant negative impact from this adjustment. However, the adjustment could lead to significant deterioration in selected portions of our standard property and casualty premium volume and adversely impact the financial results of this segment going forward, the degree to which management is unable to quantify.

      In an effort to strengthen our capital position, we began an evaluation of a possible sale or divestiture of our life and health business as well as portions of our property and casualty business in March of 2003. One result from this evaluation was the determination that we would divest ourselves of our health insurance operations. The divesture of our health insurance operations was completed in the third quarter of 2003 with the sale of Aegis Financial Corporation (Aegis), the holding company for our health insurance line of business. Another initiative resulting from our evaluation relates to our non-standard auto operations. During the third quarter of 2003, we began the process of merging our non-standard auto underwriting operations with our non-standard agency operations. The merging of these operations will be effected through various intercompany transactions and reinsurance contracts, the results of which will effectively place all of the economic risks and rewards of our non-standard auto underwriting operations into American Agencies Holdings, Inc., our non-standard agency holding company. The purpose of merging the non-standard auto underwriting and agency operations is twofold. First, the legal segregation of the non-standard underwriting operations will enable management to seek separate financial strength ratings for our non-standard auto operations and our standard property-casualty and life insurance segments. Secondly, the legal segregation of our non-standard auto operations will provide the Company with additional options in regards to capital raising opportunities. Completing the merging of our non-standard auto operations is contingent upon regulatory approval from various state regulatory agencies.

      In regards to our evaluation of the standard property and casualty business, we intend to continue to evaluate our property and casualty business in the future. However, as a near-term strategy, we concluded that an enhanced utilization of reinsurance contracts, as described below in the Comparison of Third Quarter 2003 to Third Quarter of 2002 - Standard property-casualty segment, provides the Company with an opportunity to improve statutory capital, which will enable us to more fully realize premium growth opportunities and better capture the positive underwriting results of our property and casualty business. Finally, we plan to continue to evaluate the possible divestiture of our life insurance business.

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

     Earned premium revenue levels for our standard property-casualty and non-standard underwriting activities are dependent upon two significant factors: premium rates and premium volumes. Subject to competitive and market trends and regulatory approval, premium rates are generally within our control, and we continuously monitor and seek to adjust rates as appropriate. During the first nine months of 2003, we implemented five rate increases in our standard automobile business line in the states of North Carolina, Ohio, West Virginia and Pennsylvania, which represented a weighted average premium increase of approximately 5.5% on estimated annualized net written premiums of $46.8 million. In the first nine months of 2003, we also implemented 13 rate increases in our standard residential property line in the states of West Virginia, Ohio, Pennsylvania, Tennessee, South Carolina, Arizona and Florida which represented a weighted average premium increase of approximately 19.4% on estimated annualized net written premiums of $47.5 million. In regards to our non-standard underwriting segment, we enacted nine rate increases and five rate decreases in the states of Florida, Illinois, Indiana, Missouri, and Texas. By year-end, changes the impact of these rate adjustments will be a reduction in total non-standard auto rates of approximately 1.0%, which is reflective of our favorable loss ratio experience.

      The degree to which the Company is able to realize the positive impact from these rate increases is contingent upon the degree to which we can sustain current net written premium levels. Decreased written premium levels due to competition, adverse developments from our financial strength ratings or changes in the degree to which we utilize reinsurance would reduce the impact of these rate increases. Furthermore, the impact of these rate increases may be reduced through future rate reductions enacted by state regulatory agencies.

      With respect to volume, our ability to increase written premium in our property-casualty underwriting activities is largely dependent upon our surplus leverage ratio, which reflects our underwriting operations' net written premiums relative to statutory surplus at the end of a period. Currently, our surplus leverage ratio does not indicate capacity for significant growth in our net premiums written, and in March of 2003, we commenced an evaluation of a possible sale or divestiture of a portion of our property and casualty business in an effort to maximize shareholder value and strengthen our statutory capital position. We completed our evaluation of our property and casualty business during the third quarter of 2003. Although we intend to continue to evaluate our property and casualty business in the future, we concluded that an enhanced utilization of reinsurance contracts, as described below in the Comparison of Third Quarter 2003 to Third Quarter of 2002 - Standard property-casualty segment, provides the Company with an opportunity to improve statutory capital, which will enable us to more fully realize premium growth opportunities and better capture the positive underwriting results of our property and casualty business.

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

Corporate and other

      The financial results of our corporate and other segment reflect other revenue and expenses that are not allocated to any particular segment, including (i) investment income related to our property-casualty underwriting operations; (ii) corporate interest expense; (iii) general corporate operating expenses; and (iv) realized investment gains and losses and gains from repurchases of our own debt securities at a discount.

     In addition to the above-mentioned factors, our financial results may also be impacted by such items as weather-related events including hurricanes and tornadoes and changes in regulations governing the insurance industry. Also, our ability to effectively compete in the insurance markets we serve is influenced by the financial strength ratings assigned to our companies by A.M. Best.

Comparison of Third Quarter 2003 to Third Quarter 2002

      For the quarter ended September 30, 2003, we reported net income available to common shareholders of $4.3 million, or $0.12 income per diluted share, compared with a net loss available to shareholders of $11.6 million, or $0.34 loss per diluted share, reported for the previous year.

      The primary factors that impacted our financial results in the third quarter of 2003 were as follows:

  Our combined ratio in the standard property-casualty segment was 92.9% as compared to 102.3% for the third quarter of 2002. The combined ratio for the current quarter reflects improved loss ratios for both our auto and homeowners businesses as a result of improvements in the number and severity of claims.
  A decline in market interest rates and a higher level of prepayments on our mortgage-backed securities adversely impacted net investment income. The weighted average annualized yield (excluding realized and unrealized gains) decreased from 5.8% for the quarter ended September 30, 2002 to 4.7% for the quarter ended September 30, 2003.
  Our corporate and other segment reported a pre-tax loss of $3.6 million for the quarter ended September 30, 2003 compared to a pre-tax loss of $22.6 million for the quarter ended September 30, 2002. This improvement is reflective of a $23.6 million arbitration charge recorded during the third quarter of 2002 partially offset by a gain on extinguishment of debt of $3.0 million and the inclusion of Deferrable Capital Security distributions accrued during the third quarter of 2003 as a component of pre-tax income (loss).

      For a depiction of the various components of revenue, expense and financial results for each of our business segments for the quarter ending September 30, 2003, refer to Note C included in this report.

Standard property-casualty segment

      In our standard property-casualty segment, we underwrite or sell personal automobile and residential property insurance through approximately 2,475 independent insurance sales agencies. In the third quarter of 2003, the standard property-casualty segment generated approximately $85.6 million in revenue, or approximately 51.7% of consolidated revenue.

      We entered into a 50% quota share agreement effective September 30, 2003, on our residential property book of business in the states of Alabama, Alaska, Arizona, California, Connecticut, Florida, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, South Carolina, Tennessee, and West Virginia ("continuing states"), excluding Texas. Under a quota share contract, reinsurers share losses and certain allocated expenses in the same percentage as they share in premiums. The terms of this 50% quota share include a term of nine months and a ceding commission due from the reinsurers of 37% on net written premiums. The impact of entering into the 50% quota share on the consolidated balance sheet was to increase reinsurance balances receivable by $42.7 million, reduce deferred acquisition costs by $15.8 million and increase amount due to reinsurers by $26.9 million. The statutory capital and surplus of Vesta Fire was increased by $15.8 million as of September 30, 2003 as a result of entering into this agreement. Due to the offsetting of the decrease in net written premiums and unearned premiums, the Company's net premiums earned for the three months ended September 30, 2003 was not impacted by the provisions of the 50% quota share.

      Net written premiums decreased $59.9 million, or 62.6%, to $35.8 million during the three months ended September 30, 2003 compared to net written premiums of $95.7 million for the three months ended September 30, 2002, reflecting the $42.7 million reduction in net written premiums resulting from the abovementioned 50% quota share agreement as well as a $17.3 million reduction in overall premium volumes primarily attributable to the Texas residential property 50% quota share agreement entered into in December of 2002. Net premiums earned during the three months ended September 30, 2003 decreased $5.3 million, or 6.1%, as compared to the third quarter of 2002. The decrease in net premiums earned is primarily attributable to the Texas residential property 50% quota share reinsurance treaty entered into in December of 2002, as well as decreased writings in the Midwest and Mid-Atlantic regions in connection with our decision to terminate agents and withdraw from certain states.

      Although we expect our net written premium to continue to decrease in the remainder of 2003 and into 2004 on a net basis as a result of the 50% quota share agreement on our residential property book of business in our continuing states, we have implemented rate increases to address emerging loss trends and to protect our net written premium relative to expenses, or underwriting margin. During the first nine months of 2003, we implemented five rate increases in our standard automobile business line in the states of North Carolina, Ohio, West Virginia and Pennsylvania, which represented an average premium increase of approximately 5.5% on estimated annualized net written premiums of $46.8 million. In the first nine months of 2003, we also implemented 13 rate increases in our standard residential property line in the states of West Virginia, Ohio, Pennsylvania, Tennessee, South Carolina, Arizona and Florida which represented an average premium increase of approximately 19.4% on estimated annualized net written premiums of $47.5 million.

      Policy fees, which are fees earned by our insurance companies based on gross written premiums, increased $2.2 million during the three months ended September 30, 2003 to $3.5 million from $1.3 million for the same period in the prior year. This increase is primarily attributable to increased gross written premium volumes during 2003.

     Loss and loss adjustment expenses (LAE) for standard property casualty lines for the period ended September 30, 2003 decreased by $10.5 million, or 17.2%, to $50.4 million from $60.9 million in the prior year. The decrease in loss and loss adjustment expenses incurred was primarily attributable to the 50% quota share agreement on our Texas homeowners book of business and improved underwriting results in our various homeowners business including improvements in the severity of claims. The loss ratio for standard property-casualty segment decreased to 58.9% for the third quarter of 2003 from 68.7% for the three months ended September 30, 2002 reflecting improvements in the number and severity of claims during the current period.

      For the quarter ended September 30, 2003, policy acquisition expenses decreased by $1.3 million, or 6.7% to $18.2 million from $19.5 million for the same period of the prior year. Policy acquisition costs as a percentage of net premiums earned for the quarter ended September 30, 2003 was 22.2% as compared to 22.4% for the same period in the prior year.

      Operating expenses increased $0.7 million, or 6.8%, to $11.0 million during the three months ended September 30, 2003 from $10.3 million for the same period in the prior year. This increase is attributable to increased operating expenses stemming from our premium growth in 2002. This increase has stabilized during 2003.

Non-standard agency segment

     Our non-standard agency segment does not retain any underwriting risk. Rather, the primary focus of our agency segment is the distribution of non-standard auto insurance products for various insurance carriers in exchange for commissions and fees. Since our entry into the non-standard auto business in late 2000, revenue for our agency segment has increased significantly. In the third quarter of 2003, our non-standard agency segment generated approximately $35.0 million of commission and fees-based revenue, or 19.0 % of aggregate revenue, before eliminations.

      For the quarter ended September 30, 2003, fees and commissions in our agency segment increased by $8.2 million due to increased sales of non-standard products. Our agency segment pre-tax income increased $0.2 million, or 5.7%, to $3.7 million for the three months ended September 30, 2003 compared to $3.5 million for 2002.

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

      Since entering the non-standard auto business in late 2000, our non-standard underwriting revenues have increased significantly. In the third quarter of 2003, our non-standard underwriting segment generated approximately $49.8 million of revenue, representing approximately 30.0% of consolidated revenue.

      For the quarter ended September 30, 2003, net premiums written for non-standard lines increased by $1.3 million, or 2.9%, to $46.5 million from $45.2 million in 2002. For the same period, net premiums earned for non-standard lines increased by $1.3 million, or 3.1%, to $43.3 million from $42.0 million. The increase in net premiums written and net premiums earned was primarily attributable to new business produced by our affiliated agency operations, which acquired several agencies in late 2001 and early 2002.

      Of our total non-standard net written premiums of $46.5 million during the third quarter of 2003, the net premiums written on policies produced by our affiliated agencies were approximately $39.2 million. The largest component of our net premiums written on policies sold by affiliated agencies was approximately $18.2 million net premium written through InsureOne, our affiliated agency operation based in Chicago, Illinois. Until December 1, 2002, we bore 100% of the underwriting risk on these policies. Effective December 1, 2002, we entered into a contract to cede 40% of the premiums and losses on the InsureOne business to third party reinsurers pursuant to a quota share reinsurance contract. Although the volume of policies sold by affiliated agencies other than InsureOne and unaffiliated agencies have continued to increase during the first nine of 2003, we expect the rate of growth of our total non-standard underwriting net written premiums will decrease as compared to the rate of growth experienced in 2002 as result of the InsureOne quota share reinsurance contract.

      Policy fees, which are fees earned by our insurance companies based on gross written premiums, increased $2.6 million during the three months ended September 30, 2003 to $5.7 million from $3.1 million for the same period in the prior year. This increase is primarily attributable to increased gross written premium volumes during 2002 and 2003.

      Non-standard net written premiums produced by unaffiliated agencies was approximately $7.3 million, with approximately $16.1 million of gross written premium ceded to third party reinsurers. For the quarter ended September 30, 2003, we also collected "issuing carrier" or "fronting" fees of approximately $0.7 million, down from $1.4 million in 2002. The decrease in fronting fees was primarily attributable to a decrease in the fronting fees earned in relation to a program in California that has been operating on a renewal-only basis during 2003.

      Loss and loss adjustment expenses for the non-standard underwriting segment increased by $3.7 million, or 14.2%, in the third quarter of 2003, to $29.8 million from $26.1 million in 2002. The loss ratio for our non-standard underwriting segment at September 30, 2003 was 60.7%, compared with 57.8% at September 30, 2002. The increase in the loss and loss adjustment expense ratio was primarily attributable to the maturity of this book of business.

      For the quarter ended September 30, 2003 policy acquisition expenses decreased $0.6 million to $12.9 million from $13.5 million in 2002. Policy acquisition expenses as a percentage of earned premiums and policy fees decreased to 26.2% for the quarter ended September 30, 2003 from 29.9% in 2002, primarily attributable to higher contingent commissions earned during the prior quarter as compared to the current quarter.

Life insurance segment

      We provide a variety of life insurance products through American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. American Founders' business is driven primarily by the acquisitions of closed blocks of life insurance policies and, to a lesser extent, by marketing and distributing its fixed annuity products. Our life insurance products are sold through marketing firms, financial institutions and 1,000 independent agents located throughout 37 states and the District of Columbia. At September 2003, American Founders had approximately $1.8 billion (face value) of life and annuity products in force, and approximately $726.4 million in invested assets.

      In the third quarter, our life insurance segment generated approximately $11.0 million in revenue, or approximately 6.6% of consolidated revenue. Our life insurance segment pre-tax income decreased $1.3 million, or 46.1%, to $1.5 million for the three months ended September 30, 2003 compared to $2.9 million for 2002. This decrease is attributed to several factors, including lower fee income, lower investment income, and unfavorable mortality developments.

      Life insurance fees decreased to $0.2 million from $0.8 million in the prior year as a result of increased reinsurance. Investment income decreased $3.1 million from $9.8 million for the three months ended September 30, 2002 to $6.7 million in the current year due to increased reinsurance, higher volumes of paydowns on our mortgage-backed securities and an overall decline in market interest rates during. The weighted average annualized yield on invested assets for 2003 (excluding realized and unrealized gains/losses) was 5.0% compared with 6.3% for the prior year period. Policyholder benefits increased $1.1 million, or 26.2%, from $4.1 million to $5.2 million due to increased mortality rates for our existing book of business.

Corporate and other segment

      For the period ended September 30, 2003, net investment income related to our property-casualty underwriting operations decreased by $1.5 million to $3.4 million from $4.9 million in 2002. The decrease in investment income was primarily attributable to a decline in overall market interest rates and a higher level of prepayments on our mortgage-backed securities, which was the primary cause in the reduction of average invested assets. The weighted average annualized yield on invested assets for the quarter ended September 30, 2003 (excluding realized and unrealized gains/losses) was 4.2% compared with 5.1% for the prior year period.

     Our interest expense includes interest payable on our 8.75% senior debentures due in 2025 and borrowings and our commercial credit borrowings. Interest expense decreased by approximately $0.3 million compared with 2002, primarily due to debt repurchased in the second and third quarters of 2002.

      The Company's adoption of the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") resulted in the Deferrable Capital Security distributions for the three months ended September 30, 2003 being included as a component of pre-tax income (loss). Pursuant to the provisions of SFAS No. 150, the classification of Deferrable Capital Security distributions for prior periods was not changed. As a result, $0.5 million increased the pre-tax loss for the corporate and other segment.

      In 2003, operating expenses decreased by $0.9 million from the prior year primarily due to decreased compensation costs and the termination of an operating lease.

Discontinued operations

      In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines. Accordingly, our health insurance and consulting lines results for all periods presented have been reclassified in our financial statements as part of discontinued operations and are classified as operations held for sale. We consummated the sale of Aegis Financial Corporation (Aegis) and its subsidiary States General Life Insurance Company (States General) effective September 30, 2003 for $4.6 million. The sales price was financed through a $5.0 million note issued by the buyer payable toVesta Fire. The note bears interest at a fixed rate of 6%, with interest payments due semi-annually and principle due in September 2006. The sale of Aegis resulted in the Company recording a loss of $0.6 million, net of tax, which is reflected as a component of discontinued operations. For the quarter ended September 30, 2003, we recorded a loss of $1.1 million, net of tax, for our health operations and our consulting business, including the aforementioned loss on the sale of Aegis.

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

      Based upon available information, we believe the recorded reserves for discontinued operations at September 30, 2003 is adequate. However, we will continue to monitor these reserves and their related claims activity and experience. Further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

      For the quarter ended September 30, 2003, we recorded a loss of $0.9 million, net of tax, for reinsurance assumed and commercial lines primarily related to the settlement of the Nichols lawsuit. See Note B to the interim consolidated financial statements for a further discussion of the Nichols lawsuit.

      The Company's 2002 results have been reclassified to reflect the losses from discontinued operations.

Income taxes

      For the three months ended September 30, 2003, we recorded an income tax expense of $3.5 million, compared with an income tax benefit of $5.5 million recorded in the prior year. Our effective tax rate of approximately 35% in 2003 was consistent with our effective tax rate in the prior year.

Comparison of Nine Months Ended September 30, 2003 with Nine Months Ended September 30, 2002

      For the nine month period ended September 30, 2003, we reported net loss available to common shareholders of $3.6 million, or $0.10 loss per diluted share, compared with net loss available to shareholders of $21.1 million, or $0.63 loss per diluted share, reported for the previous year.

      The primary factors that impacted our financial results in the nine-month period of 2003 were as follows:

  Our combined ratio in the standard property-casualty segment was 103.9% for the current quarter as compared to 104.0% in the prior year. The combined ratio of 103.9% was primarily driven by $27.9 million of losses, loss adjustment expenses and additional catastrophe coverage premiums resulting from various catastrophes occurring during the first nine months of 2003, including $18.3 million related to a series of April, 2003 hail storms in Texas and the Southeastern United States.
  Net investment income has been adversely impacted by higher levels of prepayments on our mortgage-backed securities and an overall decline in market rates. The weighted average annualized yield (excluding realized and unrealized gains) decreased from 5.8% for the nine months ended September 30, 2002 to 5.0% for the nine months ended September 30, 2003.
  Operating results from our non-standard agency segment continue to improve as we expand our agency operations. Pre-tax income from our non-standard agency was $12.1 million for the nine months ended September 30, 2003 compared to $9.3 million in the prior year.
  Our corporate and other segment reported a pre-tax loss of $3.4 million for the nine months ended September 30, 2003 compared to a pre-tax loss of $30.5 million for the nine months ended September 30, 2002. This improvement is reflective of a $23.6 million arbitration charge recorded during the third quarter of 2002 partially offset by a $4.4 million gain on the extinguishment of debt and the inclusion of Deferrable Capital Security distributions accrued during the third quarter of 2003 as a component of pre-tax income (loss) in the current year period.

Standard property-casualty segment

      In the nine months ended September 30, 2003, the standard property-casualty segment generated approximately $246.8 million in revenue, or approximately 50.1% of consolidated revenue.

      Effective September 30, 2003, we entered into a 50% quota share agreement on our residential property book of business in continuing states, excluding Texas. Under a quota share contract, reinsurers share losses and certain allocated expenses in the same percentage as they share in premiums. The terms of this 50% quota share include a term of nine months and a ceding commission due from the reinsurers of 37% on net written premiums. The impact of entering into the 50% quota share on the consolidated balance sheet was to increase reinsurance balances receivable by $42.7 million, reduce deferred acquisition costs by $15.8 million and increase amount due to reinsurers by $26.9 million. The statutory capital and surplus of Vesta Fire was increased by $15.8 million as of September 30, 2003 as a result of entering into this agreement. Due to the offsetting of the decrease in net written premiums and unearned premiums, the Company's net premiums earned for nine months ended September 30, 2003 was not impacted by the provisions of the 50% quota share.

      Net written premiums decreased $96.7 million, or 32.7%, to $198.8 million during the nine months ended September 30, 2003 compared to net written premiums of $295.5 million for the nine months ended September 30, 2002, reflecting the $42.7 million reduction in net written premiums resulting from the abovementioned 50% quota share agreement as well as a $53.9 million reduction in overall premium volumes primarily attributable to the Texas residential property 50% quota share reinsurance treaty entered into in December of 2002. Net premiums earned during the nine months ended September 30, 2003 increased $4.9 million, or 2.1%, as compared to the prior year period. The increase in net premiums earned was primarily due to increases in premiums written in prior periods being earned in the current period.

      Although we expect our net written premium to continue to decrease in the remainder of 2003 and into 2004 on a net basis with the entering into of the 50% quota share agreement on our residential property book of business in continuing states, excluding Texas, we have implemented rate increases to address emerging loss trends and to protect our net written premium relative to expenses, or underwriting margin. During the first nine months of 2003, we implemented five rate increases in our standard automobile business line in the states of North Carolina, Ohio, West Virginia and Pennsylvania, which represented an average premium increase of approximately 5.5% on estimated annualized net written premiums of $46.8 million. In the first nine months of 2003, we also implemented 13 rate increases in our standard residential property line in the states of West Virginia, Ohio, Pennsylvania, Tennessee, South Carolina, Arizona and Florida which represented an average premium increase of approximately 19.4% on estimated annualized net written premiums of $47.5 million.

      Policy fees, which are fees earned by our insurance companies based on gross written premiums, increased $4.7 million during the nine months ended September 30, 2003 to $8.5 million from $3.8 million for the same period in the prior year. This increase is primarily attributable to increased gross written premium volumes during 2002 and 2003.

      Loss and loss adjustment expenses for standard property casualty lines for the nine months ended September 30, 2003 increased by $1.7 million, or 1.0%, to $168.4 million from $166.7 million in the prior year. The increase in loss and loss adjustment expenses incurred was primarily attributable to a $17.4 million increase in catastrophe losses in the first nine months of 2003 as compared to the prior year period off-set by the effects of the 50% quota share agreement on our Texas homeowners book of business and favorable non-catastrophe underwriting results. The increase in catastrophe losses is primarily related to a series of April 2003 hail storms in Texas and Southeastern United States. The loss ratio for standard property-casualty segment was 68.3% for nine months ended 2003 compared with 70.3% for the nine months ended September 30, 2002. The decrease in the loss ratio in the current year reflects improved underwriting performance, including improvements in claim severity for both our homeowners and auto businesses.

      For the nine months ended September 30, 2003 policy acquisition expenses increased $3.6 million to $54.6 million from $51.0 million in 2002. Policy acquisition expenses as a percentage of earned premiums and policy fees increased to 22.2% for the nine months ended September 30, 2003 from 21.6% in 2002, primarily attributable to higher contingent commissions earned during the current year as compared to prior year.

Non-standard agency segment

      For the nine months ended September 30, 2003, our non-standard agency segment generated approximately $107.8 million of commission and fees-based revenue, or approximately 19.8% of aggregate revenue, before eliminations.

      For the nine months ended September 30, 2003, fees and commissions in our agency segment increased by $22.4 million, reflecting the continued growth in this segment since our entry in late 2000. Our agency segment continued to improve its financial performance in the first nine months of 2003, achieving pre-tax income of approximately $12.1 million compared with $9.3 million during the first nine months of 2002.

Non-standard underwriting segment

      Since entering the non-standard auto business in late 2000, our revenue has increased significantly. For the nine months ended September 30, 2003, our non-standard underwriting segment generated approximately $142.5 million of revenue, representing approximately 28.9% of consolidated revenue.

      For the nine months ended September 30, 2003, net premiums written for non-standard lines increased by $5.6 million, or 4.2%, to $139.5 million from $133.9 million in 2002. For the same period, net premiums earned for non-standard lines increased by $5.4 million to $123.8 million from $118.4 million. The increase in net premiums written and net premiums earned was primarily attributable to new business produced by our affiliated agency operations, which acquired several agencies in late 2001 and early 2002 which have continued to experience premium growth.

      Of our total non-standard net written premiums of $139.5 million during the nine months ended September 30, 2003, the net premiums written on policies produced by our affiliated agencies was approximately $116.4 million. The largest component of our net premiums written on policies sold by affiliated agencies was approximately $57.4 million net premium written through InsureOne, our affiliated agency operation based in Chicago, Illinois. Until December 1, 2002, we bore 100% of the underwriting risk on these policies. Effective December 1, 2002, we entered into a contract to cede 40% of the premiums and losses on the InsureOne business to third party reinsurers pursuant to a quota share reinsurance contract. Although the volume of policies sold by affiliated agencies other than InsureOne have continued to increase during 2003, we expect the rate of growth of our total non-standard underwriting net written premiums will decrease as compared to the rate of growth experienced in 2002 as result of the InsureOne quota share reinsurance contract.

      Policy fees, which are fees earned by our insurance companies based on gross written premiums, increased $9.1 million during the nine months ended September 30, 2003 to $16.4 million from $7.3 million for the same period in the prior year. This increase is primarily attributable to increased gross written premium volumes during 2002 and 2003.

      Of our total non-standard net written premiums of $139.5 million during the nine month period ended September 30, 2003, net written premiums produced by unaffiliated agencies was approximately $23.1 million, with approximately $56.3 million of gross written premium ceded to third party reinsurers. For the nine months ended September 30, 2003, we also collected "issuing carrier" or "fronting" fees of approximately $2.3 million, down from $4.6 million in 2002. The decrease in fronting fees was primarily attributable to a decrease in the fronting fees earned in relation to a program in California that has been operating on a renewal-only basis during 2003.

     Loss and loss adjustment expenses during the nine months ended September 30, 2003 for the non-standard underwriting segment increased by $11.0 million, or 14.9%, to $84.9 million from $73.9 million in 2002. The increase in loss and loss adjustment expenses incurred was primarily attributable to the increase in earned premium produced by affiliated agencies acquired in our agency segment during 2002. The loss ratio for our non-standard underwriting segment at September 30, 2003 was 60.6%, compared with 58.7% at September 30, 2002. The increase in the loss and loss adjustment expense ratio was primarily attributable to unfavorable loss ratios on premium produced by affiliated agencies acquired in our non-standard agency segment during 2002.

      For the nine month period ended September 30, 2003 policy acquisition expenses increased $3.3 million to $36.6 million from $33.3 million in 2002. Policy acquisition expenses as a percentage of earned premiums and policy fees increased to 29.6% for the nine months ended September 30, 2003 from 28.1% in 2002, primarily attributable to an increase in the volume of premiums generated by unaffiliated agencies for which we pay higher commissions.

Life insurance segment

      For the nine months ended September 30, 2003, our life insurance segment generated approximately $33.4 million in revenue, or approximately 6.8% of consolidated revenue. Our life insurance segment pre-tax income decreased $3.9 million, or 42.4%, to $5.3 million for the nine months ended September 30, 2003 compared to $9.2 million for 2002. This decrease is attributed to several factors, including lower fee income, lower investment income, and unfavorable mortality developments.

      Life insurance policy fees decreased to $1.7 million from $2.9 million in the prior year as a result of increased reinsurance. Investment income decreased $6.8 million from the prior year due to increased reinsurance, higher volumes of paydowns on our mortgage-backed securities and a decline in market interest rates during 2003. The weighted average annualized yield on invested assets for the nine months ended September 30, 2003 (excluding realized and unrealized gains and losses) was 5.3% compared with 6.1% for the prior year period. Policyholder benefits increased $1.1 million, or 26.2%, from $4.1 million to $5.2 million due to increased mortality rates for the existing book of business.

Corporate and other segment

      For the nine-month period ended September 30, 2003, net investment income related to our property-casualty underwriting operations decreased by $4.1 million to $10.1 million from $14.2 million in 2002. The decrease in investment income was primarily attributable to a decline in overall market interest rates and a higher level of prepayments on our mortgage-backed securities, which was the primary cause in the reduction of average invested assets. The weighted average annualized yield on invested assets for the nine months ended September 30, 2003 (excluding realized and unrealized gains and losses) was 4.4% compared with 5.2% for the prior year period.

      Our interest expense includes interest payable on our 8.75% senior debentures due in 2025 and borrowings and our commercial credit borrowings. Interest expense decreased by approximately $1.7 million compared with 2002, primarily due to debt repurchased in the second and third quarters of 2002.

      The Company's adoption of the provisions of SFAS No. 150 resulted in the Deferrable Capital Security distributions for the three months ended September 30, 2003 being included as a component of pre-tax income (loss). Pursuant to the provisions of SFAS No. 150, the classification of Deferrable Capital Security distributions for prior periods was not changed. As a result, $0.5 million increased the pre-tax loss for the corporate and other segment.

      In 2003, operating expenses decreased by $3.5 million from the prior year primarily due to decreased compensation costs and the termination of an operating lease.

Discontinued operations

      In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines. Accordingly, our health insurance and consulting lines results for all periods presented have been reclassified in our financial statements as part of discontinued operations and are classified as operations held for sale. We consummated the sale of Aegis Financial Corporation (Aegis) and its subsidiary States General Life Insurance Company (States General) effective September 30, 2003 for $4.6 million. The sales price was financed through a $5.0 million note issued by the buyer payable to Vesta Fire. The note bears interest at a fixed rate of 6%, with interest payments due semi-annually and principle due in September 2006. The sale of Aegis resulted in the Company recording a loss of $0.6 million, net of tax, which is reflected as a component of discontinued operations. For the nine months ended September 30, 2003, we recorded a loss of $2.8 million, net of tax, for our health operations and our consulting business, including the aforementioned $0.6 million loss from the sale of Aegis.

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

      Based upon available information, we believe the recorded reserves for discontinued operations at September 30, 2003 is adequate. However, we will continue to monitor these reserves and their related claims activity and experience. Further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

      For the nine months ended September 30, 2003, we recorded a pre-tax loss of $7.6 million, net of tax, for reinsurance assumed and commercial lines businesses primarily related to the recording, during the second quarter of 2003, of a pre-tax valuation allowance of $9.4 million on the CIGNA Property and Casualty Insurance Company arbitration reinsurance assumed receivables and the recording, during the third quarter of 2003, a pre-tax charge of $1.1 million related to the settlement of the Nichols lawsuit. See Note B to the interim consolidated financial statements for a further discussion of the CIGNA arbitration and the Nichols lawsuit.

      The Company's 2002 results have been reclassified to reflect the losses from discontinued operations.

Income taxes

      For the period ended September 30, 2003 and 2002, we recorded an income tax expense of $4.3 million and an income tax benefit of $4.7 million, respectively. Our effective tax rate of approximately 35% in 2003 was consistent with our effective tax rate in the prior year.

Liquidity and Capital Resources

Liquidity and Capital Resources - Holding Company

      Vesta Insurance Group, Inc. (Vesta) is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Insurance Group. The principal uses of funds at the holding company level are to pay (1) operating expenses; (2) principal and interest on outstanding indebtedness and deferrable capital securities; and (3) dividends to stockholders as declared by the Board of Directors.

      Vesta's principal source of liquidity and capital resources to meet its holding company obligations is dividends paid by our subsidiaries. Given our organizational structure, we rely on two subsidiaries to pay dividends to our holding company or otherwise fund the obligations of our holding company on its behalf: Vesta Fire Insurance Corporation, an Illinois domiciled insurer, and J. Gordon Gaines, Inc., a Delaware business corporation.

Dividends from Vesta Fire

      Transactions between Vesta and its insurance subsidiaries, including the payment of dividends, are subject to certain limitations under the insurance laws of those subsidiaries' domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends out of unassigned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. The Illinois Insurance Department has indicated that these dividend limitations prohibit the payment of dividends if the insurer has negative or zero

"unassigned funds" at the end of the prior year, as reported on its statutorily required annual statement. Our lead insurance subsidiary, Vesta Fire, reported negative "unassigned funds" on its annual statement for 2002, and is expected to continue to report negative unassigned funds for the foreseeable future. Accordingly, we may not be able to declare and pay a dividend from our lead insurance company subsidiary for the foreseeable future without prior approval. There can be no assurance that Vesta Fire will be able to obtain the requisite regulatory approval for the payment of dividends. Vesta Fire has not paid any dividends during 2003.

Dividends from J. Gordon Gaines

      J. Gordon Gaines, Inc. provides administrative services to all of our property - casualty insurance subsidiaries in exchange for fees pursuant to an administrative services agreement and, with respect to our Texas Select Lloyds Insurance Company, an attorney-in-fact agreement. These management agreements are subject to certain regulatory standards which generally require their terms and fees to be fair and reasonable. The Illinois or Texas Departments of Insurance may review these agreements from time to time to insure the reasonableness of their terms and fees, and it is possible that such terms and fees could be modified to reduce the amounts available to our holding company. Assuming these management agreements are not modified in a material respect, we believe that J. Gordon Gaines, Inc. will be able to pay dividends to Vesta, or otherwise fund the obligations of our holding company on its behalf, sufficient to fund our anticipated operating cash flows and scheduled debt service for at least the next twelve months.

Credit Facilities

      Effective February 1, 2003, we entered into a new revolving credit arrangement with First Commercial to replace the previous facility. The new facility is a $30 million line secured by a pledge of 358,375 shares of common stock of American Agencies Holdings, Inc. (American Agencies), formally operating under the name Instant Insurance Holdings, Inc. (Instant), representing approximately 70% of American Agencies' issued and outstanding shares of capital stock as of September 30, 2003. The new facility bears interest at First Commercial's prime rate and will mature no earlier than June 30, 2005. As of September 30, 2003, we had drawn $30.0 million available under this Agreement.

      This new credit agreement contains covenants which require us to maintain (i) consolidated GAAP net income (excluding realized gains and losses) of at least $15 million for any calendar year, beginning in 2003, (ii) Consolidated debt to capital ratio of no more than 39%, (iii) an A.M. Best rating of "B" or better, (iv) consolidated GAAP net worth of at least $208 million, (v) an interest coverage ratio of not less than 1.5 to 1 and (vi) risk-based capital of not less than 150% of the NAIC's authorized control level. As of September 30, 2003, we were in compliance with all quarterly covenants. However, based on our results through the first nine months of 2003, we believe that uncertainty exists regarding our ability to meet certain of the First Commercial credit arrangement covenants at December 31, 2003. Furthermore, current dividend levels from Vesta Fire and J. Gordon Gaines would not be sufficient to repay the anticipated outstanding balance of this credit facility at the year-end covenant measurement date without seeking prior approval. Although management believes the Company would be able to secure waivers on any covenant violations, the failure to obtain such waivers of the potential covenant violations or refinance the credit facility on similar terms could have a material adverse impact on our financial condition.

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

Contingent Obligations

      Our subsidiary operations are also involved in ongoing reinsurance recoverable disputes that could result in an obligation to repay certain amounts to reinsurers from whom we have collected funds. In connection with these disputes, our principal operating subsidiary, Vesta Fire, has obtained letters of credit for the benefit of reinsurers for which it is contingently liable. At September 30, 2003, Vesta Fire was contingently liable for $33.7 million under the terms of letters of credit obtained in connection with these reinsurance disputes. In October of 2003, Vesta Fire secured an additional letter of credit in the amount of $4.8 million related to the NRMA 20 percent whole account quota share dispute.

      Additionally, we regularly obtain letters of credit or otherwise pledge securities for the benefit of ceding insurers in our nonstandard underwriting segment pursuant to reinsurance contracts. As of September 30, 2003, we had pledged approximately $13.4 million in securities pursuant to these reinsurance contracts.

Inter-company obligations

      In addition to the contractual obligations of our holding company to third parties, our holding company owes contractual obligations to certain of our subsidiaries that are eliminated in the consolidation of our financial statements. As of September 30, 2003, our insurance company subsidiaries held $13.2 million face amount of our 8.75% Senior Debentures due 2025 and $44.1 million face amount of our 12.5% Senior Notes due in December of 2005. Our holding company paid these subsidiaries approximately $5.0 million in interest payments in 2003 which was eliminated in consolidation.

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

      On a consolidated basis, net cash provided by (used in) operations for the nine months ended September 30, 2003 and 2002, was $(1.7) million and $73.6 million, respectively. Cash flow from operations was negative for the current period primarily due to cash outflows related to the payment of claims related to catastrophe losses and the funding of the unearned premium reserve on our 50% Texas quota share reinsurance contract. Net cash used in investing activities was $82.6 million and $48.4 million for the nine months ended September 30, 2003 and 2002, respectively as we invested cash generated by our operations in prior periods. Net cash used in financing activities was $16.6 million and $16.1 million for the period ending September 30, 2003 and 2002, respectively. In 2003, repayments of outstanding Federal Home Loan Bank borrowings drove our financing activities.

New Accounting Pronouncements

      In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," related to a guarantors accounting for, and disclosures of, the issuance of certain types of guarantees. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and have been included in the Notes to the consolidated financial statements included herein. The impact on the Company's financial statements from the application of the recognition and measurement provisions of FIN No. 45 is dependent on the level of guarantees issued or modified in 2003 and thereafter. No guarantees were issued or modified during the nine months ended September 30, 2003, which were impacted by the provisions of FIN No. 45.

     On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIEs). FIN 46 states that if a business enterprise has a controlling financial interest in a VIE, the assets, liabilities and results of the activities of the VIE should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify VIEs and how an enterprise assesses its interests in a VIE to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. VIEs that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. On October 8, 2003, the FASB deferred the effective date for preexisting VIEs to the period ending after December 15, 2003. As a result, the Company will adopt FIN 46 for pre-existing transactions in the fourth quarter of this year. The Company has not entered into any transactions subsequent to January 31, 2003 that would qualify as a VIE and is continuing to evaluate the impact of this pronouncement on existing entities.

      In May 2002, the Derivatives Implementation Group of the FASB exposed for comment issue No. B36, "Bifurcation of Embedded Credit Derivatives" ("DIG B36"). DIG B36 would require the bifurcation of potential embedded derivatives within modified coinsurance and funds withheld coinsurance arrangements in which the terms require the future payment of a principal amount plus a return based on a specified proportion of the ceding company's return on either its general account assets or a specified block of those assets. The provisions of DIG B36 would be applied on a prospective basis and will become effective during the fourth quarter of 2003. The Company is currently evaluating the impact of this pronouncement.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to the provisions of SFAS No. 150. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003. The Company's Deferrable Capital Securities are subject to the provisions of SFAS No. 150. Accordingly, the outstanding balance of the Company's Deferrable Capital Securities of $22.5 million as of September 30, 2003 has been reclassified to a component of total liabilities from the previous mezzanine debt classification. Furthermore, Deferrable Capital Security distributions of $0.5 million for the three and nine months ended September 30, 2003 are reflected as a component of income from continuing operations. The classification of Deferrable Capital Securities and Deferrable Capital Security distributions for all prior periods remains unchanged, pursuant to the provisions of SFAS No. 150.

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

Item 4. Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, including the matters noted in the next paragraph, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information concerning Vesta and its consolidated subsidiaries required to be included in our periodic SEC reports.

     Management, in consultation with the Company's independent accountants, identified deficiencies in our consolidation process, which constitute a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management, also in consultation with the Company's independent accountants, believes that this matter has not had any material impact on our consolidated financial statements. At the end of the second quarter, management implemented additional control procedures to address the identified deficiencies in the consolidation process. We believe the effect of the implementation of these additional control procedures adequately addresses the previously identified deficiencies in design and operation.

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

Health insurance related lawsuits

      Vesta and two former officers of Vesta are defendants in a lawsuit styled James H. Cashion, Jr. d/b/a American Health Underwriters v. Vesta Insurance Group, Inc., et al, Plaintiff, a former general agent of our former subsidiary States General Life Insurance Company, which we purchased in 2001, alleges that the defendants engaged in an actionable civil conspiracy to tortiously interfere with his agency contracts. The civil conspiracy claim is premised, in part, on certain payments made to these two former officers of Vesta by another agent who replaced Mr. Cashion. The plaintiff is seeking actual and punitive damages. Vesta denies tortiously interfering with plaintiff's agency contract, believes the claims asserted against it have no merit, and is vigorously defending this lawsuit. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on our financial position.

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

Reinsurance Arbitration/Litigation

      As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire's 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty, which was terminated on June 30, 1998 on a run-off basis. We believe such treatment is appropriate under the terms of this treaty and have calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included herein as recoverable from such reinsurers totaled $33.4 million at September 30, 2003. Additionally, we have previously collected approximately $48.5 million from the drawdown of collateral on hand. Such amount, net of related expenses, has been reflected in the 2002 financial statements.

     NRMA Insurance Ltd. ("NRMA"), one of the participants in the 20 percent whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to fund any amounts NRMA may recover as a result of the arbitration. Pursuant to an order of the NRMA Arbitration Panel, Vesta posted an additional $4.8 million letter of credit in October of 2003 in favor of NRMA. We also filed for arbitration against Alfa Mutual Insurance Company ("Alfa") and Dorinco Reinsurance Company ("Dorinco"), the other two participants on the treaty. Additionally, Alfa filed a Motion for Declaratory Judgment asking the arbitration panel to order that there is no enforceable agreement between Alfa and Vesta or alternatively, that there is no coverage for developmental losses under the treaty. After a hearing in June 2002, the arbitration panel denied Alfa's motion. The hearing on the merits of the arbitration with Alfa was scheduled for May 2003. However, on April 21, 2003, Alfa filed a lawsuit against Vesta Fire in state court in Montgomery, Alabama seeking a declaration from the Court on certain procedural and organizational matters and requesting that the Court stay the arbitration proceedings during the pendency of the litigation in state court in Alabama. On April 24, 2003, the Court issued a temporary restraining order staying the proceedings in the ongoing arbitration in order to maintain the status quo until the merits of Alfa's petition can be heard and determined, which is currently scheduled for December 8, 2003. The lawsuit filed by Alfa will delay indefinitely the Alfa arbitration proceedings but is not currently expected to delay proceedings in the other two arbitrations. On June 19, 2002, the panel in the NRMA arbitration issued an order to bifurcate the arbitration, and scheduled a hearing for the week of October 28, 2002 to decide the issue of coverage for developmental losses under the treaty. On September 6, 2002, the panel notified the parties that it would make such determination on this specific issue on the papers and filings submitted by the parties without the necessity of a live hearing. On November 6, 2002, the panel notified the Company that it ruled that the treaty does not apply to loss occurrences prior to July 1, 1997. Primarily, as a result, Vesta recorded a $23.6 million pre-tax charge as a revision of our estimated reinsurance recoverable in the third quarter of 2002. This ruling does not set a binding precedent regarding Vesta's other arbitrations and, accordingly, we have not recorded any change in our estimate of our recoverable from the other treaty participants as a result of this ruling. In February 2003, Vesta filed a petition to vacate the NRMA panel ruling in the U.S. District Court for the Northern District of Alabama. On April 8, 2003, the Court ruled that since the arbitration proceedings have not been fully exhausted, it was dismissing Vesta's petition without prejudice of the parties to seek the Court's review of any final arbitration award. The hearing in the NRMA arbitration began on October 20, 2003 and was adjourned on October 31, 2003. The hearing is currently scheduled to resume and be concluded in January of 2004. On December 16, 2002, Dorinco filed a motion seeking an order that the treaty does not cover developmental losses relating to loss occurrences prior to July 1, 1997. On May 1, 2003, the panel in the Dorinco arbitration ruled that Dorinco is not responsible for losses on any policy or any other insurance or reinsurance contract terminated prior to July 1, 1997 and that the arbitration will continue with respect to losses whenever occurring, on policies or any other insurance or reinsurance contract in force at July 1, 1997. The hearing in the Dorinco arbitration is currently scheduled for the two weeks of March 8 through March 12 and April 26 through April 30, 2004. Based on a current estimate of the impact of this ruling and the ruling previously received from the NRMA panel, we currently believe our estimated recoverable is appropriate. However, we are continuing to evaluate the effects of complying with these rulings and our estimate may change in the future as a result of this evaluation.

      While management continues to believe its interpretation of the treaty's terms and computations based thereon are correct, these matters are being contested in these arbitration proceedings and their ultimate outcome cannot be determined at this time. If rescission on all three treaties was awarded by three separate arbitration panels, we would incur a pre-tax charge of approximately $58.0 million.

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

      Third party auditors hired by Vesta have identified coverage issues that cast doubt on the validity of a number of claims. In addition, there is no actual retrocessional agreement that evidences the terms and conditions of Pool III which involves 71% or more of the incurred losses at issue. Although there are other tangential documents that the Liquidator may attempt to rely on to prove liability under Pool III, we believe that the Liquidator will not be able to establish liability for any portion of the Pool III claims. We also believe that a number of the losses allegedly incurred in connection with Pool I may be avoided on specific coverage grounds. We are defending this matter vigorously and are reasonably optimistic regarding the ultimate outcome, although an adverse ruling in this case could have a material effect on our financial condition. This case is currently scheduled for mediation in December of 2003.

      Nichols vs. Vesta Fire Insurance Corporation is a lawsuit brought by the Liquidator of Delta America Re Insurance Company in Kentucky state court to recover losses alleged under reinsurance contracts entered into in the 1970's. Vesta removed the action to federal court and successfully moved to compel arbitration. Each party has selected a party arbitrator but as yet there is no neutral umpire. There has been no discovery as yet and no organizational meeting of the panel. Subsequent discussions with the Liquidator of Delta American Re have resulted in a negotiated settlement of $1.1 million, which was recorded in the third quarter of 2003.

      Vesta vs. New Cap Re is an arbitration against an Australian reinsurer, to collect reinsurance recoverables pursuant to two accident year excess of loss ratio reinsurance agreements. In the arbitration, New Cap Re challenged Vesta's earlier draw on a Letter of Credit for $7.5 million which was held in connection with one of the two contracts. Shortly after the arbitration commenced, New Cap Re became the subject of insolvency proceedings in Australia and an ancillary proceeding in the U.S. Bankruptcy Court in New York. The Bankruptcy Court stayed all pending litigation and arbitration against New Cap Re, and we appealed that ruling to the Southern District of New York, and ultimately to the U.S. Court of Appeals for the Second Circuit, which recently affirmed the Bankruptcy Court's stay of the arbitration against New Cap Re. Hence, our efforts to recover losses as well as New Cap Re's efforts to challenge the earlier draw on the $7.5 million Letter of Credit by us are stayed.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

     Recently, our Chief Executive Officer, Norman Gayle experienced a brief seizure and was diagnosed to have a mass in his brain. Neither Mr. Gayle nor his physicians believe this condition or the current course of treatment is currently impeding his ability to perform the duties of his office. Mr. Gayle plans to follow the recommendation of his physician to pursue check-ups every two months to observe his condition. This condition or alternative courses of treatment could, however, in the future, cause Mr. Gayle to become unable to perform the duties of his office for an undetermined period of time.

Item 6. Exhibits and Reports on Form 8-K

a)           EXHIBITS

31.1           Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32              Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a)           Reports on Form 8-K.

     A current report was filed on Form 8-K on August 6, 2003 in connection with a press release.

Signatures

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                        Vesta Insurance Group, Inc.

Date: November 12, 2003

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