Form 10-K
period 2003-12-31
VESTA INSURANCE GROUP INC
filed 2004-03-15
CIK 911576

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 1-12338

VESTA INSURANCE GROUP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	63-1097283
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

3760 River Run Drive, Birmingham, AL	35243
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

Registrant’s telephone number, including area code:

(205) 970-7000

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	CUSIP NUMBER:	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.01 Par Value	925391104	New York Stock Exchange

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (§229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED BY EXCHANGE ACT RULE 12B-2).    YES  ☒    NO  ☐

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2003: $ 82,059,538

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT’S COMMON STOCK, AS OF March 12, 2004, 2004 is 36,065,811.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE VESTA INSURANCE GROUP, INC. PROXY STATEMENT FOR ITS 2004 ANNUAL MEETING OF STOCKHOLDERS

ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

Special Note Regarding Forward-Looking Statements

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning Vesta or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to reinsurance recoverables, financial strength ratings, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in Vesta’s filings with the Securities and Exchange Commission, including exhibit 99.1 to this Report on Form 10-K. If any of these assumptions or opinions proves incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

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

Today, we conduct business in three areas of the personal insurance industry: (1) standard property and casualty; (2) non-standard automobile; and (3) life. We report the financial information of these three areas of personal insurance according to five business segments: (1) standard property-casualty insurance; (2) non-standard agency; (3) non-standard underwriting; (4) life insurance; and (5) corporate and other. We conduct our principle operations through Vesta Fire Insurance Corporation, a wholly-owned subsidiary domesticated in Illinois. In 2003, Vesta’s consolidated revenue was approximately $617.7 million.

We formerly participated in the commercial and assumed reinsurance markets, but exited these business lines in 1999 and 2000, respectively, to pursue our current strategy of doing business in the personal insurance markets. In 2002, we also exited from the health insurance and consulting markets. In our consolidated financial statements, we have segregated the reporting for these discontinued operations for all periods presented. For information concerning discontinued operations, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and Note R to our consolidated financial statements.

Our largest business segment in terms of revenues is the standard property-casualty segment, where we underwrite or sell personal automobile and residential property insurance through approximately 2,525 independent insurance sales agencies. In 2003, the standard property-casualty segment generated approximately $313.1 million of revenue, or approximately 50.7% of consolidated revenue.

In the non-standard auto business, we operate as both an agency and a non-standard underwriting insurer. Non-standard personal automobile insurance policies provide coverage to drivers who find it difficult to obtain insurance from standard insurance companies due to a number of factors, including lack of prior insurance, failure to maintain continuous coverage, age, driving record or because they have limited financial resources. We currently offer products and services in selected target markets within 11 states in the Midwest, Southwest and Southeast regions of the United States. In our non-standard agency segment, our revenue consists of commissions and fees related to the sale of insurance products. In the non-standard underwriting segment, our revenue consists of risk-bearing premiums and policy fees. Since entering the non-standard auto business late in 2000, we have completed several acquisitions that have contributed to significant revenue growth in each of these segments. In 2003, our agency segment generated approximately $145.9 million of commission and fee-based revenue, or approximately 20.4% of aggregate revenue, before eliminations. In 2003, our non-standard underwriting segment generated approximately $192.3 million of revenue, or approximately 31.1% of consolidated revenue.

With respect to both standard and non-standard property-casualty insurance underwriting, key measures of performance are the combined and surplus leverage ratios. The combined ratio reflects the total expenses associated with our underwriting operations (including loss costs, loss adjustment expenses and other unallocated operating expenses) as a percentage of total earned premium and policy fees during the same period. The following table sets forth, for the years indicated, the combined ratios for our property-casualty business lines:

Selected Operational Ratios for Property-Casualty Business

	2003	2002	2001
Standard property-casualty combined ratio	101.2%	102.5%	99.7%

Non-standard underwriting combined ratio	96.6%	97.0%	102.9%

The surplus leverage ratio reflects the underwriting operations’ net written premiums relative to statutory surplus at the end of the period. Our net premiums written to statutory surplus ratios as of December 31 2003, 2002, and 2001 was 2.17, 2.73, and 1.21, respectively.

Our net premiums written to statutory surplus ratio as of December 31, 2003 does not reflect the impact on statutory surplus from the $55.8 million litigation and arbitration settlement charge related to the 1997 20 percent whole account quota share that, for statutory reporting purposes, will be recorded in 2004. See “Business Strategy and Recent Developments” for additional discussion of the impact of these charges to our statutory surplus.

In our life insurance segment, we acquire and administer traditional life insurance products, universal life products, fixed rate annuities, pension contracts and other products. In 2003, our life insurance segment generated revenue, excluding realized gains, of approximately $42.3 million, or approximately 6.9% of consolidated revenue, excluding realized gains.

Our corporate and other business segment is primarily comprised of (1) investment income related to our property-casualty underwriting operations; (2) corporate interest expense; (3) general corporate operating expenses; and (4) realized gains and losses from the sale of investment securities or the repurchases of our own debt securities at a discount.

A more detailed discussion of each of our business segments is included later in this report.

As a holding company for 12 insurance subsidiaries, we hold certificates of authority to write various types of personal insurance in all 50 states and the District of Columbia. All of our insurance companies are subject to regulation by governmental agencies in the states in which we conduct business. For more information, please refer to the “Regulation” section of this report.

Each of the insurers we manage has been assigned a rating of “B” by the A.M. Best Company. For more information, please refer to the “A.M. Best” section of this report.

Our Internet address is www.vesta.com and the investor relations section of our web site is located at www.vesta.com/vta/ir_vta.htm. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The investor relations section of our web site also contains information concerning purchases and sales of our equity securities by our executive officers and directors.

The investor relations section of our web site also contains a corporate governance page where we have posted our charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines, a Code of Ethics for Senior Financial Officers and a Code of Business Conduct and Ethics governing our directors, officers and employees. These documents are available in print upon request of any shareholder to our Investor Relations Department. Within the time period required by the SEC and the New York Stock Exchange, we will post on our web site any amendment to our Code of Ethics for Senior Financial Officers or our Code of Business Conduct and Ethics, and any waiver granted under either of those codes applicable to our directors, executive officers or senior financial officers.

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

Since 1998, Vesta has faced a number of challenges. In addition to the above-mentioned factors, we have been challenged by changes in key management, modifications to the financial strength ratings of various subsidiaries and extensive litigation and arbitrations primarily related to a restatement in 1998 of our financial results for 1997 and prior periods. During this same time, we have pursued a strategy (1) to grow our market share in certain capacity constrained niche markets in the standard property-casualty business, (2) to exit certain states in which current results and projected future results do not fit our overall growth strategy, and (3) to participate in profitable opportunities in other industry segments such as the non-standard automobile business and life insurance business. We have also endeavored to streamline operations and divest business lines that were less profitable or did not complement our strategy.

As noted above, we have been involved in litigation and arbitration with various parties related to a restatement of our financial results for 1997 and prior periods. The Company received an arbitration panel ruling on March 1, 2004 that resulted in the recording in the 2003 consolidated financial statements a charge of $65.9 million related to our 1997 20 percent quota share treaty (as discussed in the “Reinsurance Arbitrations” section on page 6) and other reinsurance balances. We believe that the conclusion of these matters brings closure to the significant uncertainties created in that era and ends a difficult period in Vesta’s history and will enable management to focus on improving long-term profitability and capital.

While we experienced significant and profitable growth in various personal lines business during the years 2000 through 2002, we also experienced significant declines in our property and casualty subsidiaries’ statutory capital and surplus during the same period. These declines in capital and surplus during this period were primarily attributable to less favorable arbitration awards and changes in estimates of disputed reinsurance recoverable balances, reserve strengthening in our discontinued commercial and assumed reinsurance segments and increased policy acquisition costs associated with significant premium growth. This decline in statutory surplus coupled with our significant growth in premium written is the primary reason that A.M. Best Company adjusted the financial strength ratings of our property and casualty subsidiaries from B+ (Very Good) to B (Fair) in March of 2003. During 2003, we reversed these two trends by stabilizing our growth rate for premiums written relative to 2002 and growing our statutory surplus. However, the impact from the occurrence of an $18.3 million net catastrophe loss resulting from a series of hailstorms in Texas and the Southeastern United States during the second quarter of 2003 resulted in a dampening of our improvement in statutory capital. See the “Regulatory Guidelines” section on page 6 for factors that negatively impact our statutory surplus on an ongoing basis.

Since the March 2003 A.M. Best downgrade, we have not experienced a significant negative impact in our core insurance operations. However, the level of our statutory surplus as of December 31, 2003, as discussed below, could lead to further negative adjustments in our A.M. Best ratings. We currently intend to consummate two transactions in order to strengthen our capital, each of which are discussed below under the heading “Anticipated Capital Transactions,” but we are unable to predict whether A.M. Best will refrain from taking any negative rating actions pending the consummation of these transactions. If we are unable to retain or improve our A.M. Best rating, we may ultimately experience deterioration in selected portions of our property and casualty premium volume, which could adversely impact our financial results, the degree to which management is unable to quantify.

In an effort to strengthen our capital position, we began a capital evaluation in March of 2003. The capital evaluation included concluding initiatives determined in 2002 as well as an analysis of the possible divestiture of certain of our businesses, including our life and property-casualty operations. The capital evaluation was conducted throughout 2003 and resulted in certain initiatives. One such initiative was the conclusion of our marketing of our health operations, which resulted in the divestiture of these operations. We completed the divestiture of our health insurance operations in the third quarter of 2003 with the sale of Aegis Financial Corporation (Aegis), the holding company for our health insurance line of business. Additionally, we began the process of combining our non-standard auto operations with our non-standard agency operations in the third quarter of 2003. Effective December 31, 2003, we completed the combination of our non-standard auto underwriting operations with our non-standard agency operations under a distinct holding company, Affirmative Insurance Holdings, Inc. Prior to December 31, 2003, all of our non-standard personal automobile insurance policies were issued by various insurance company subsidiaries and reinsured by Vesta Fire pursuant to an internal 100% quota share reinsurance contract. Effective December 31, 2003, we transferred to Affirmative Insurance Holdings, Inc. 100% of the stock of two insurance company subsidiaries – Affirmative Insurance Company and its wholly owned subsidiary Insura Property and Casualty Insurance Company – in exchange for additional shares of Affirmative’s common stock. Also effective December 31, 2003, we restructured our internal reinsurance to effectively transfer to Affirmative Insurance Company and Insura all of our non-standard personal automobile insurance policies in force as of December 31, 2003 as well as any new and renewal non-standard personal automobile insurance policies issued by our insurance company subsidiaries and produced by Affirmative’s underwriting agencies on or subsequent to December 31, 2003. We believe that combining these operations under a distinct holding company will enable us to (i) seek separate financial strength ratings for our non-standard auto underwriting operations and (ii) to raise capital independently from Vesta. We expect to file a registration statement relating to a proposed initial public offering of securities of Affirmative Insurance Holdings, Inc. in March 2004.

Reinsurance

In order to improve our statutory surplus during 2003 and into 2004, we increased our utilization of quota share reinsurance. Specifically, we entered into a 50% quota share agreement (“2003 50% Quota Share Agreement”), effective September 30, 2003, on our residential property book of business in the states of Alabama, Alaska, Arizona, California, Connecticut, Florida, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, South Carolina, Tennessee, and West Virginia (“Continuing States”), representing the states in which we intend to continue to write new property and casualty business. Effective December 1, 2003, we added our residential property book of business in Texas to the 2003 50% Quota Share Agreement, which had been previously reinsured under a separate treaty covering only residential property business in Texas (“2002 50% Quota Share Agreements”).

We also increased the use of reinsurance for our non-standard auto book of business in order to strengthen our statutory surplus. Effective January 1, 2004, we entered into two quota share reinsurance agreements with unaffiliated reinsurers with various cession percentages, which provide us with an option to cede less of the business produced by our affiliated underwriting agencies to these reinsurers in the last two quarters of 2004. For a more detailed discussion of the standard property-casualty and non-standard auto quota share agreements, see our discussion captioned “Reinsurance” on page 21.

Reinsurance Arbitrations

As noted above, we have been involved in litigation and arbitration with various parties related to a restatement of our financial results for 1997 and prior periods. One such arbitration relates our 1997 20 percent whole account quota share treaty with NRMA Insurance Limited (“NRMA”), Alfa Mutual Insurance Company (“Alfa”) and Dorinco Reinsurance Company (“Dorinco”). As described further in Item 3 “Legal Proceedings” and Note G to our consolidated financial statements, the panel hearing our arbitration with NRMA regarding the 1997 20 percent whole account quota share issued a ruling on March 1, 2004 in favor of NRMA. As a result, we recorded a pre-tax charge of $33.5 million in the fourth quarter of 2003 related to this ruling. We considered the NRMA ruling in our evaluation of the recoverability of other amounts due us from the other participants on the same reinsurance treaty as well as another, unrelated treaty. Although there are distinct facts and circumstances underlying and affecting our disputes with those other participants, for financial reporting purposes, we concluded that those amounts may not ultimately be collected. Accordingly, we recorded an additional pre-tax charge of $32.4 million in the fourth quarter of 2003, $30.1 million of which was related to other balances recoverable from ALFA and Dorinco.

On March 4, 2004, we filed a motion to vacate the NRMA arbitration award in U.S. District Court. Additionally, the recording of the charge in our consolidated financial statements does not impact our intentions to continue to actively arbitrate the ALFA and Dorinco matters, the resolution to which we believe will not occur before 2005.

Regulatory Guidelines

Our insurance companies must file annual statutory based financial information by February 28th of each year. Our most recent filings were submitted prior to receipt of the above arbitration ruling and indicated statutory surplus of $203.8 million as of December 31, 2003. However, this level of surplus will be immediately impacted in the first quarter of 2004 by $55.8 million resulting from charges related to our 1997 20 percent whole account quota share and other disputed reinsurance treaties, which was recorded as a charge of $65.9 million in the fourth quarter of 2003 for GAAP financial reporting purposes. Although the statutory and GAAP charges related to the same reinsurance arbitrations and disputes, the statutory charges vary from the GAAP charges due to the recording of valuation allowances in prior periods in accordance with statutory reporting guidelines that are not required for GAAP financial reporting. With the recording of these charges, we will no longer have negative exposure related to the 1997 20 percent whole account quota share from a statutory surplus basis.

We believe that this $55.8 million statutory charge could result in our statutory surplus falling below the “company action” level as defined by the NAIC. In the event an insurance company’s statutory surplus falls below company action level, regulations require that the company submit a plan that details management’s proposed actions to increase statutory surplus. Although we are not currently required to submit such a plan, we believe the actions contemplated below under the caption, “Anticipated Transactions” would adequately address our statutory surplus needs.

Based on our statutory surplus level at December 31, 2003, we had four NAIC Insurance Regulatory Information System (“IRIS”) ratios that unfavorably varied from the normal range. We submitted a plan to the Illinois Department of Insurance detailing our plan to resolve these variances, including requesting dividends from other insurance company subsidiaries as well as the liquidation of certain non-qualifying investments. The Illinois Department of Insurance is aware of these variances and, as of March 12, 2004, has not suggested any corrective action.

The charge we have incurred associated with the 1997 20 percent whole account quota share could result in additional unfavorable IRIS ratio variances. In the event that additional IRIS ratios fall outside of the favorable range, we will update and submit our year-end plan.

Anticipated Capital Transactions and Results of Continuing Operations

In addition to the sale of our health insurance operations, the increased use of reinsurance, and the segregation of our non-standard auto operations in anticipation of an initial public offering, we executed a definitive agreement on March 12, 2004 to sell American Founders Financial Corporation (“AFFC”), our life insurance subsidiary, for a total purchase price of approximately $63.5 million, consisting of $25 million in cash at closing and a promissory note in the amount of approximately $38.5 million. The note will bear a floating interest rate of LIBOR plus 200 basis points and will be repaid over a six-year term, with the interest payments only in the first year and the principal repayments in five equal annual payments thereafter. The note will be secured by a pledge of the stock of both AFFC and all capital stock and surplus debentures issued by AFFC’s immediate subsidiary, Laurel Life Insurance Company, which owns 100% of the capital stock of American Founders Life Insurance Company. The divestiture of AFFC will not result in a significant impact to our GAAP equity, but will have a significant positive impact on our statutory surplus. We anticipate an increase in statutory surplus of approximately $19.5 million upon the closing of this transaction. Although we have executed a definitive agreement, the consummation of this transaction is subject to regulatory approval from various state departments of insurance. Such approval is beyond our control and no assurance can be given that this transaction will receive the required regulatory approval.

We believe that the divestiture of AFFC and a public offering of securities by Affirmative Insurance Holdings, Inc. will improve our statutory capital and surplus significantly and position us to realize the economic potential of our standard property-casualty business. However, as noted previously, the consummation of these transactions involves regulatory approval and other factors that are beyond our control. As such, we continue to evaluate our current capital position and methods by which we can improve our overall capital strength. The most significant factor that we look to in evaluating our future capital improvement opportunities, other than our sale of the non-standard auto and life business, is our core standard property-casualty results. We believe that our standard property-casualty operations over the past 12 months demonstrate the earnings potential of our strategy of focusing on capacity constrained states. Excluding the $18.3 million catastrophe loss in the second quarter, which represents the single largest catastrophe loss in our company’s history, our standard property-casualty segment would have generated a pre-tax operating income of $15.4 million during 2003, equating to a combined ratio of 95.3%. Regardless of whether we are able to consummate the sale of American Founders or the initial public offering of our non-standard auto operations, we believe that these results, coupled with the consistent earnings of our life and non-standard auto and agency segments, will provide us with future earnings at levels that will enable us to improve our overall capital position.

Elsewhere in this document, we discuss the business and results of operations of our non-standard auto agency, non-standard auto underwriting and life insurance segments. Readers should be aware that our anticipated capital transactions discussed previously would involve the discontinuation of our life insurance segment and a change in the significance of the results of our non-standard agency and non-standard underwriting segments and the manner in which we account for those results.

Business Segments

We report financial and other information according to five business segments: (1) standard property-casualty; (2) non-standard agency; (3) non-standard underwriting; (4) life insurance; and (5) corporate and other. All information included in this section should be read in conjunction with “Management’s Discussion and Analysis Financial Condition and Results of Operations” and related notes to the consolidated financial statements as presented elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2003.

Standard Property-Casualty Insurance Segment

Based upon revenue generated in 2003, our largest segment is the standard property-casualty segment. In this segment, we underwrite or sell standard residential property, automobile and miscellaneous insurance products to targeted markets. Our standard property-casualty products are offered through a network of 2,525 independent insurance agencies located in 16 states in the U.S.

The following table presents the source of gross premium written in our standard property-casualty segment (in thousands, except percentages):

Standard Property - Casualty Segment

Gross Written Premium

Year Ended December 31

	2003		2002		2001
Residential Property	$412,513	86%	$372,518	83%	$181,859	63%
Personal Auto	64,946	14%	76,449	17%	104,667	37%

Total	$477,459	100%	$448,967	100%	$286,526	100%

Our standard property-casualty segment can be separated into two categories: (1) underwriting only residential property insurance in capacity constrained states; and (2) underwriting residential property and automobile insurance in states where we can profitably offer both products through independent agents.

Residential property

Through various subsidiaries, Vesta provides residential property insurance that we generally categorize into four geographic areas:

•	Florida and Texas

•	Hawaii

•	Northeast region of the U.S.

•	Midwest and Mid-Atlantic regions of the U.S.

In recent years, our growth in residential property underwriting has primarily occurred in catastrophe-exposed states with capacity constraints that offer high margin potential. As a result, we have focused on increasing our presence in Florida, Texas, Hawaii, South Carolina, New York, New Jersey and Massachusetts.

Our strategy in these catastrophe-exposed states is to optimize our portfolio of business through the integration of catastrophic risk management and underwriting. Our residential property management team utilizes a rigorous practice of continuously modeling our portfolio to maintain a geographically dispersed book of business. Using multiple catastrophe models, we strive to minimize our probable maximum loss from any single catastrophe event. When a geographic region gets out of balance from the production of new or renewal business, we seek to redistribute the risk by stopping production in over-concentrated zip codes.

In states that do not have capacity constraints – Alabama, Connecticut, Pennsylvania, Rhode Island, Tennessee, West Virginia – we strive to build effective relationships with our independent agencies.

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

Our residential property business in Texas is written by our subsidiary, Texas Select Lloyds Insurance Company. Since the second half of 2001, we have substantially increased our volume of insurance premiums written in Texas. The primary reason for the increase was the decision by several major insurance providers to discontinue providing new coverage in Texas because of potential exposure to claims associated with mold damage. Concurrent with Vesta’s entry into the market, a dramatic decrease in the number of providers in Texas created opportunity for us to gain new homeowners’ customers. We believe that our lack of historical business is a competitive advantage in Texas, as we have avoided current exposure to mold problems resulting from old claims. Our policies contain a mold endorsement, which limits our mold exposure only to sudden and accidental water losses that occur during the term of our policy. In 2003, our net written premium in Florida and Texas declined to $131 million from $186 million in 2002 because of our increased usage of reinsurance, including our 2002 and 2003 50% quota share agreements.

In developing new homeowners’ business, we have taken measures to minimize exposure to mold claims. We implemented procedures which limit our exposure to mold claims on all new and renewal policies written in Texas unless policyholders purchase additional coverage.

Hawaii business – We provide residential property-casualty insurance in Hawaii principally through The Hawaiian Insurance & Guaranty Company, Ltd., a wholly-owned subsidiary. In Hawaii, we target our products to owners of higher-value residential property. Until 2000, we primarily insured dwellings against fire and other catastrophic loss. However, in 2000, the state-sponsored insurance pool that had previously provided insurance coverage for wind and hurricane loss was disbanded and we subsequently increased the scope of our products and markets to include wind and hurricane loss. In 2003, our net written premium for Hawaiian property business declined to $9 from $15 million in 2002 because of our increased usage of reinsurance.

Northeast U.S. business – In 1998, we acquired the Property Plus book of personal lines insurance from CIGNA, which primarily insures mid-to-high value residential property in the Northeast U.S. This book of business primarily insures older homes in densely populated areas. Our spread of geographic risk reflects the location of our agency force, and has resulted in a concentration of business on Long Island, New York and in the Nantuckett-Martha’s Vineyard area of Massachusetts. In 2003, our net written premium in the Northeast declined to $27 million from $48 million in 2002 primarily because of our increased usage of reinsurance.

Our standard residential property lines in Florida, Texas, Hawaii and the Northeast U.S. are exposed in catastrophic-prone locales. We have mitigated our risk of exposure to wind and hurricane losses by purchasing reinsurance coverage from the traditional reinsurance markets. For more information, please refer to the below discussion of various reinsurance programs, “Reinsurance” of this report and Note I to our financial statements of this report.

Midwest and Mid-Atlantic business – We provide homeowners insurance in the Midwest and Mid-Atlantic regions of the U.S. principally through Shelby Insurance Companies, a group of wholly owned subsidiaries we acquired in 1997. We primarily target homeowners of dwellings valued from $100,000 to $350,000. In this market we are minimally exposed to potential hurricane loss. In 2003, our net written premium in the Midwest and Mid-Atlantic regions declined to $14.7 million from $25 million in 2002 because of our increased usage of reinsurance.

Standard personal automobile

The majority of our standard auto business is underwritten by The Shelby Insurance Company and affiliates and is sold to individuals in Pennsylvania, West Virginia, Tennessee, Rhode Island, Connecticut and Alabama. We also provide standard auto insurance in Hawaii through our local subsidiary. The target market for our standard personal auto line insurance products are drivers who are older than thirty-five years of age with above-average driving records. We underwrite standard auto policies with liability limits up to $500,000.

We actively manage and re-underwrite our renewal book in a disciplined manner. Each existing policy with a loss in the past three years is reviewed for current acceptability and proper tier placement prior to future renewal offerings, dependent on individual state statute. Individual agency books of business are also reviewed separately if loss ratios exceed certain thresholds.

Our independent agents enter the vast majority of our auto policies on our Internet platform, VIA (Vesta Internet Access). Standard underwriting tools such as motor vehicle reports, previous loss history and Additional Driver Discovery are ordered by agents to determine acceptability before submission. A series of underwriting edits and manual review ensure that all underwriting criteria are met prior to policy issuance. Our target market for the standard auto is the “M and M” account, mature drivers, multi-car risks, and multi-policy (auto and homeowners policies.) Our overall pricing strategy supports our target “M and M” account. Dependent on company or industry results, our pricing will be below a median price on target accounts and above median on non-target accounts. The primary ingredient in our pricing philosophy is that we will be disciplined to price our products to profitability even if that means sacrificing gross revenue.

Geographic Mix

The following table presents, for the year ending December 31, 2003, the principal geographic distribution of our gross premiums written in the standard property-casualty business for the ten states that generated the largest gross premiums (in thousands).

Residential Property		Standard Auto

Year Ended December 31, 2003		Year Ended December 31, 2003

Gross Written Premium		Gross Written Premium

Texas	$216,693	Pennsylvania	$20,598
Florida	63,819	West Virginia	19,889
Hawaii	22,564	Hawaii	4,015
California	16,588	Rhode Island	3,918
Pennsylvania	14,697	Tennessee	3,882
New Jersey	12,176	Connecticut	3,320
New York	11,785	Alabama	2,844
South Carolina	10,859	Ohio	1,698
Massachusetts	6,722	Maryland	1,227
Arizona	6,384	North Carolina	1,040
Other	30,226	Other	2,515

Total	$412,513	Total	$64,946

As described previously, our gross written premium for residential property business is subject to the 2003 50% quota share agreement, effective September 30, 2003, for our Continuing States, excluding Texas. The residential property business in Texas has been subject to the 2002 50% Quota Share since December 1, 2002. Upon the expiration of the 2002 50% Quota Share on November 30, 2003, the residential property business in Texas was transferred to the 2003 50% Quota Share.

In 2003, we continued the process of ceasing to write standard property-casualty business in a number of states, including Arkansas, Georgia, Illinois, Indiana, Maryland, Nevada, New Mexico, North Carolina, Ohio and Virginia (our “Discontinued States”). Combined, our total loss ratio in these exiting states had a loss ratio of approximately 95% and a combined ratio of approximately 121% in 2003. However, our premium volume and policies-in-force have declined substantially during the year and we expect to be substantially out of these states by June 2004.

Underwriting. The target market for our underwriting activities in the standard property-casualty segment are families (1) with multiple insurance policies; (2) who own more than one automobile; and (3) who live in a home valued between $100,000 and $350,000. Our underwriters utilize standard industry computer and analytical software to assist in evaluating and selecting risks and to determine the appropriate levels of insurance to retain.

Our underwriting staff also provides support to our network of independent insurance agents. We require that independent insurance agents who sell our products and services adhere to our underwriting philosophy, discipline and objectives in developing and maintaining business.

Reinsurance — exposure to catastrophic events. In the standard property-casualty segment, our greatest risk of loss is associated with property damage caused by catastrophic events such as hail storms in Texas, hurricanes and tropical storms affecting Florida, Texas, Hawaii and the Northeast U.S. These risks are seasonal, with the greatest risk existing generally between June and November of any given calendar year. Our exposure to loss from other catastrophic events, such as tornadoes and earthquakes is not as significant because we do not insure significant levels of property in areas traditionally affected by these types of events. Although we endeavor to reinsure a significant portion of our risk for potential catastrophic losses, there can be no assurances that losses will be maintained within the coverage limits of any reinsurance programs to which we are a party.

Our current catastrophe excess of loss reinsurance program, which covers the period July 1, 2003 to June 30, 2004, provides a maximum of $200 million of reinsurance for Hawaii risks, $110 million in Texas, and $160 million for other nationwide risks in excess of our retention of $15 million. These retention levels do not include the expenses that we would incur in the event we exceed our retention, most notably reinstatement premiums. In Florida, our current program provides $238 million of reinsurance in excess of our retention of $15 million of risk. Included in the reinsurance protection for Florida is an estimated $87.5 million of coverage in excess of $31.1 million of losses, with a 10% co-insurance requirement, from The Florida Hurricane Catastrophe Fund (FHCF). This catastrophe excess of loss reinsurance program, combined with other inuring reinsurance contracts, provides reinsurance coverage sufficient to cover the probable maximum loss, or “PML,” from a 1-in-100 year weather event based on estimates of probable losses provided by Risk Management Solutions, Inc.’s RiskLink v4.2 sp1 run with demand surge, excluding storm surge.

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

Reinsurance – per risk coverage. We also maintain property “per risk” reinsurance coverage through excess of loss of reinsurance agreements, which provide coverage above a stated amount of loss on individual risks. We utilize excess loss arrangements primarily to provide reinsurance in Florida, Texas, Hawaii and the Northeast U.S. In our property reinsurance program, our retention is $1,000,000 per loss. In our casualty excess of loss reinsurance program, our retention is $500,000 per loss occurrence.

Marketing. Our standard property-casualty products are distributed through a network of 2,525 independent insurance agencies located in 16 states across the U.S. Key elements of our marketing strategy are developing and maintaining relationships with select independent agents located in rural or suburban areas. We believe the products we offer in the standard property-casualty lines meet the needs of a wide range of customers who are served by local independent agents. These independent agents typically maintain close relationships with their customers and usually experience a high rate of retention, which reduces our overall policy acquisition costs.

We have established compensation programs to enable independent agents to earn competitive industry pay when new policies are written through our companies, and we support the agency force through advertising and promotions designed to create a high level of awareness of the local agent and our companies. We also provide the independent agents with business-to-business technology support in order to increase productivity and reduce operating expenses.

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

Claims on policies written in the Northeast, Midwest and Mid-Atlantic regions are managed by our centralized claims department. When a notice of loss is received, our claims department personnel open a claim file and establish a corresponding reserve based upon standard industry specified criteria. Claims are reviewed and payments generated by employees of Vesta, with the exception of claims related to specific products adjusted by a managing general agency (“MGA”). With respect to MGA claims, our employees periodically conduct audits to insure compliance with Vesta’s policies and procedures.

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

Non-Standard Underwriting

Our Products

Our non-standard insurance policies, which generally are issued for the minimum limits of liability coverage mandated by state laws, provide coverage to drivers who find it difficult to obtain insurance from standard insurance companies due to a number of factors, including lack of prior coverage, failure to maintain continuous coverage, age, prior accidents, driving violations, type of vehicle or limited financial resources. We believe that the majority of customers who purchase our non-standard personal automobile insurance policies do not qualify for standard policies because of financial reasons, such as the failure to maintain continuous coverage or the lack of flexible payment options in the standard market. Approximately 70% of the drivers who purchased our policies in 2003 had no at-fault accidents and no moving violations or tickets in the 36 months preceding the date of the quote. In general, customers in the non-standard market have higher average premiums for a comparable amount of coverage than customers who qualify for the standard market, resulting from increased loss costs and transaction expenses, partially offset by the lower severity of losses resulting from lower limits of coverage.

We offer a wide range of coverage options to meet our policyholders’ and agents’ needs. We offer both liability-only policies, as well as full coverage policies, which include first-party coverage for the insured’s vehicle. Our liability-only policies generally include:

•	Bodily injury liability coverage, which protects insureds if they are involved in accidents that cause bodily injury to others, and also provides them with a defense if others sue for covered damages; and

•	Property damage liability coverage, which protects insureds if they are involved in accidents that cause damage to another’s property.

The liability-only policies may also include personal injury protection coverage and/or medical payment coverage, depending on state statutes. These policies provide coverage for injuries without regard to fault, as well as uninsured/underinsured motorist coverage. In addition to bodily injury liability and property damage liability coverage, the full coverage policies we sell include:

•	Collision coverage, which pays for damage to the insured vehicle as a result of a collision with another vehicle or object, regardless of fault; and

•	Comprehensive coverage, which pays for damages to the insured vehicle as a result of causes other than collision, such as theft, hail and vandalism.

Full coverage policies may also include optional coverages such as towing, rental reimbursement and special equipment.

The policies we offer are predominantly tailored to the typical non-standard customer, whose selection of policy, in our experience, is generally determined by a combination of payment terms and price. We offer a variety of policy terms ranging from one month to one year. Our policies are designed to be priced to allow us to achieve our target underwriting margin while at the same time meeting our customers’ needs for low down payments and flexible payment plans. Our policy processing systems and payment plans enable us to offer a variety of attractive payment plans while minimizing the potential credit risk of uncollectible premium. We offer discounts for proof of having purchased automobile insurance within a prescribed prior time period, maintaining homeowners insurance, vehicle safety and anti-theft equipment, while surcharging the insured for traffic violations and accidents.

Distribution

Most of the non-standard auto policies issued by our insurance companies use the services of our affiliated underwriting agencies which perform or supervise all of the administrative functions associated with the design, sale and subsequent servicing of a non-standard personal automobile insurance policy. We discuss our underwriting agencies’ operations below under the heading “Non-Standard Agency Segment.”

Our insurance companies also issue insurance policies that are designed, distributed and serviced by unaffiliated underwriting agencies. We issue insurance policies sold through unaffiliated underwriting agencies with established customer bases in order to capture business in markets other than those targeted by our affiliated underwriting agencies. In these instances, we collect fees to compensate us both for the use of our certificates of authority to transact insurance business in selected markets as well as for assuming the risk that the unaffiliated underwriting agency will continuously and effectively administer these policies. We generally reinsure a higher percentage of this business relative to the business administered by our affiliated underwriting agencies. During 2003, we issued insurance policies through four unaffiliated underwriting agencies which in turn distributed our policies through an aggregate of approximately 3,900 independent agencies. In the year ended December 31, 2003, these four unaffiliated underwriting agencies accounted for 28.6 % of the non-standard gross premiums written by our insurance companies, and no one unaffiliated underwriting agency accounted for more than 12.6% of the gross premiums written by our insurance companies.

For the years ended December 31, 2003 and 2002 the following chart displays the premium written by our insurance companies through both affiliated and unaffiliated underwriting agencies on a gross (before reinsurance) and net (after reinsurance) basis:

	Year Ended December 31
	2003		2002
	Gross	Net	Gross	Net
	(in thousands, except percentages)
Affiliated underwriting agencies	$214,254	$150,758	$202,151	$173,948
Unaffiliated underwriting agencies	110,546	28,775	141,564	27,557

Total	$324,800	$179,533	$343,715	$201,505

Reinsurance

We cede a significant portion of our non-standard auto premiums to reinsurers under quota share reinsurance contracts. All of the reinsurers to which we have ceded premiums written in this line of business were rated “A-” or better by A.M. Best, and as of December 31, 2003, we have no reason to believe that any of these reinsurers will be unable or unwilling to pay the amounts reported to them as due. For more information, please refer to the “Reinsurance” section of this report, the “Critical accounting policies – reinsurance recoverable on paid and accrued losses” section of this report and Note I to our financial statements of this report.

Non-Standard Agency Segment

Underwriting Agencies

As mentioned above, most of the policies issued by our insurance companies use the services of our affiliated underwriting agencies. Our underwriting agencies provide the following services in exchange for commissions and fees:

•	Product design and management services, including the development, pricing and market positioning of non-standard personal automobile insurance policies.

•	Distribution services, including marketing and distribution, independent agency development and support and policy issuance.

•	Policy administration services, including premium billing and collection, endorsement processing, accounting and financial reporting.

•	Claims handling services, including claims settlement, adjuster auditing and special investigations.

•	Supervision of unaffiliated underwriting agencies, including oversight of each unaffiliated underwriting agency’s underwriting, policy administration, claims handling and related operations.

While our underwriting agencies predominately design, distribute and service policies issued by our insurance companies, during 2003, our underwriting agencies also administered the policies of one unaffiliated non-standard personal automobile insurance company. In the future, our underwriting agencies may provide services to additional unaffiliated insurance companies in order to ensure continuity and sufficient underwriting product and capacity for our distribution channels regardless of hard or soft markets.

Our underwriting agencies effectively act as wholesalers of insurance policies issued by our insurance companies as well as other unaffiliated insurance companies. Our underwriting agencies appoint our retail agencies and independent agencies to sell these policies to individual customers.

The following table displays the amount of gross written premiums produced by our underwriting agencies through our retail stores and independent agencies for the years ended December 31, 2003 and 2002.

	Year Ended December 31,
	2003	2002
	(in thousands)
Our retail stores	$117,851	$119,825
Independent Agencies	157,325	162,766

	$275,176	$282,591

Retail Stores

Our retail stores serve as direct sales and customer service outlets for insurance companies and other vendors. As of December 31, 2003, we employed approximately 370 licensed sales personnel who sell products and services directly to individual consumers through 140 of our branded retail stores.

We operate our retail stores under four brand names – A-Affordable, InsureOne, Driver’s Choice and Yellow Key. We extend brand awareness through yellow pages advertisements, television and radio advertising campaigns and print advertisements that emphasize our low down payments, flexible payment plans, convenient neighborhood locations and customer service, all of which is designed to generate walk-in traffic in, or telephone inquiries to, our retail stores. Since our retail business is highly dependent on advertising, segmenting our geographic markets allows us to more efficiently concentrate these advertising and brand support activities.

We lease retail stores located in strip malls or other visible locations on major thoroughfares where we believe our customers drive or live near. Our retail stores provide customer contact at the point of sale, and most policy applications are completed in the retail stores. After completion of the initial insurance transaction, our customers often revisit these stores to make premium payments. During 2003, customers made approximately 52% of their installment payments at our retail locations. This direct contact gives us an opportunity to establish a personal relationship with our customers, who in our experience generally prefer face-to-face interaction, and helps us provide quality and efficient service and identify opportunities to provide additional products and services.

Our retail stores predominately sell non-standard personal automobile insurance policies issued by our insurance companies and administered by our underwriting agencies through a vertically integrated operation. For the year ended December 31, 2003, approximately 83% of our retail stores’ commission and fee revenue was paid by us, and eliminated in consolidation, for sales of our non-standard personal automobile insurance policies. The remaining 17% of our retail stores’ commission and fee revenue was generated through the sales of non-standard personal automobile policies issued by unaffiliated insurance companies as well as through sales of certain other complementary insurance products and ancillary non-insurance products and services.

Independent Agencies

Our underwriting agencies also appoint independent agencies to sell insurance policies to individual customers. We believe that selling insurance policies through the independent agency distribution channel, in addition to our retail stores, helps us better leverage our resources to maximize sales of our insurance companies’ policies when underwriting conditions are favorable. In 2003, our underwriting agencies utilized approximately 1,800 independent agencies to sell the policies that they administer and these independent agencies were responsible for 57.2% of the gross written premiums produced by our underwriting agencies.

The ability of our underwriting agencies to develop strong and mutually beneficial relationships with independent agencies is important to the success of our multiple distribution strategy. We believe that strong product position and service standards are key to independent agency loyalty. We foster our independent agency relationships by providing them our agency interface software applications designed to strengthen and expand their sales and service capabilities for our products. These internet-based software applications provide our independent agencies with the ability to service their customers’ accounts and access their own commission information on a real-time basis. We maintain strict and high standards for call answering and abandonment rate service levels in our customer service call centers. We believe the level and array of services that we offer our independent agencies creates value in their businesses.

Our underwriting agencies’ centralized marketing department is responsible for managing our relationships with independent agencies. This department is split into two key areas, promotion and service. The promotion function includes prospecting and establishing independent agency relationships, initial contracting and appointment of independent agencies, establishing initial independent agency production goals and implementing market penetration strategies. The service function includes training independent agencies to sell our products and supporting their sales efforts, ongoing monitoring of independent agency performance to ensure compliance with our production and profitability standards and paying independent agency commissions.

Life Insurance Segment

We entered the life insurance business in 2000, in an effort to stabilize our financial results and reduce our dependence upon the standard property-casualty business lines. Generally, losses in the property-casualty business are more difficult to estimate due to the unpredictability of potential catastrophes such as hurricanes, tornadoes and other weather-related events. Also, because of litigation and other factors, it can take years to ultimately determine property-casualty losses. In contrast, financial results and cash flows associated with the life insurance business are typically less volatile, easier to predict and the ultimate results can be determined sooner.

Initially Vesta purchased a seventy two percent (72%) interest in American Founders Financial Corporation (American Founders), our parent company for two wholly owned subsidiaries. Our interest in American Founders was increased to one hundred percent (100%) in February 2003 with the acquisition of all minority-held stock.

American Founders’ growth is currently driven by the acquisition of closed blocks of life insurance products and by marketing and distributing a single premium deferred annuity product. Life insurance products are sold through third party marketing firms, financial institutions and 400 independent agents located throughout 41 states and the District of Columbia. Approximately 70% of American Founders’ premiums are associated with business activities in Texas, Arizona, Ohio, California and Indiana. At December 31, 2003, American Founders had in force approximately $2.0 billion in face value of life and annuity products. In 2003, the life insurance segment generated approximately $44.7 million of revenues, including $2.4 million of realized gains.

American Founders’ acquisition growth strategy is impacted by its ability to obtain regulatory approval of proposed acquisitions and maintain a secure rating from A.M. Best. Although it has continued to generate overall profitable underwriting results, during 2002 American Founders had approximately $27 million of loans made to borrowers in Mexico which had been non-performing since late in 2001. In November 2002, A.M. Best reduced the financial strength rating for American Founders from “B+” to “B”, based largely on concerns about these loans. While we do not believe this rating adjustment will materially impact the level of existing business in force at American Founders, it indicates a capital adequacy concern that could impact American Founders’ ability to obtain regulatory approval of future acquisitions.

In the period ending December 31, 2002, we determined that these loans were impaired and American Founders wrote off the value of the loans. The write-off of these loans reduced American Founders’ statutory surplus significantly. In an effort to restore American Founders’ surplus to an acceptable level, we increased a third party reinsurer’s coinsurance participation in substantially all of American Founders’ business from 35% to 62.5%, effective October 1, 2002. At December 31, 2003, American Founders had grown statutory capital and surplus of its operating subsidiary to approximately $35.7 million from approximately $30.6 million at December 31, 2002. This level of capital and surplus is comparable to the level it had in 2001, prior to the write-off of the loans.

Marketing. Our life insurance products are marketed through third party marketing firms, financial institutions and 400 independent agents located in 41 states and the District of Columbia. Our growth in this segment has been facilitated by our use of an efficient operating and administrating system for servicing policies. We believe our flexible systems have demonstrated the ability to efficiently assimilate and promptly provide administration for newly acquired blocks of policies and results in lower administrative costs.

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

Reinsurance. In our life insurance business, we utilize reinsurance arrangements to not only acquire blocks of life business; but, also as a means of ceding risk to third party reinsurers. American Founders maintains reinsurance agreements for more than $50,000 on life policies issued prior to October 24, 1990, and for more than $250,000 on life policies issued subsequently. In addition, the Company will from time to time, cede the risks associated with certain blocks of its business to other reinsurers. There can be no assurance regarding the ability of any of our reinsurance providers to meet their future obligations. Also, there can be no assurance that we will collect 100% of the amounts we expect to receive as reimbursement by these providers, as some reinsurers may dispute our calculation of amounts recoverable.

Corporate and other segment

Our corporate and other segment consists primarily of (1) net income earned on investments related to our property-casualty operations; (2) interest expenses associated with all debt; and (3) overhead expenses not directly associated with any other business segment.

Reserves

In our financial statements, we record and maintain reserves in amounts sufficient to cover the estimated ultimate liability for incurred reported and unreported loss claims for each of our companies. Our reserves are estimates based upon actuarial and statistical projections at a given point in time of what we expect will be the ultimate settlement and administration of claims. The establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that ultimate losses will not materially exceed our estimates. We base our reserve calculations upon (1) facts and circumstances then known; (2) estimates of future trends in claims severity; and (3) other variable factors such as inflation. To the extent established reserves are later proven to be inadequate, we are required to incur a charge to earnings in order to increase such reserves. In such case, the charge to earnings is recognized in the period the reserves are increased. These adjustments could have a material adverse effect on our results of operations and financial condition. For more information, please refer to the “Critical accounting policies – loss and loss adjustment expenses” section of this report and Note F to our financial statements of this report.

Reserves are established to insure that adequate funds are available to pay all expected losses. In order to validate that an insurance company’s investments are sufficiently liquid to pay expected losses, the Illinois Department of Insurance (the governing authority for Vesta Fire Insurance Corporation, our primary insurance subsidiary) imposes a “reserve reconciliation test”. Generally, the reserve reconciliation test requires an insurance company to maintain a specified amount of high quality liquid assets. At December 31, 2003, the minimum level required pursuant to this test exceeded the qualifying assets of Vesta Fire Insurance Corporation by approximately $14.1 million. This shortfall is the result of our fourth quarter funding requirements of approximately $35.5 million in written premiums under the 2003 50% Quota Share. While this transaction reduced the amount of qualifying assets, it did not reduce the required level to be maintained. As a result of this shortage, Vesta Fire has submitted a plan to the Illinois Department of Insurance detailing our plan to resolve this shortage, which includes requesting dividends from subsidiaries of qualifying assets not utilized by the subsidiaries and the plan to liquidate a portion of Vesta Fire’s non-qualifying investments in Affirmative Insurance Holdings, Inc.

For more information, please refer to the “Liquidity and Capital Resources” section of this report and Note E to our financial statements of this report.

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

The following table provides a reconciliation of beginning and ending property-casualty liability balances (presented in conformity with GAAP) for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Gross losses and LAE reserves at beginning of year	$322,320	$280,997	$263,689
Reinsurance receivable	(126,139)	(167,281)	(170,050)

Net losses and LAE reserves at beginning of year	196,181	113,716	93,639
Acquisitions	—	—	22,019
Increases (decreases) in provisions for losses and LAE for Claims incurred:
Current year	344,366	334,758	162,984
Prior years	68,278	35,486	34,355
Losses and LAE payments for claims incurred:
Current year	(235,185)	(198,747)	(119,668)
Prior years	(181,213)	(89,032)	(79,613)

Net losses and LAE reserves at end of year	192,427	196,181	113,716
Reinsurance receivable	163,128	126,139	167,281

Gross losses and LAE reserves	$355,555	$322,320	$280,997

The following table presents the reconciliation between statutory basis and GAAP basis reserves for each of the three years ending December 31:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Statutory reserves	$186,572	$194,828	$156,659
Retroactive reinsurance and other amounts	(7,798)	(6,648)	(42,943)
Loss adjustment reserves held by non-statutory subsidiaries	13,653	8,001	—
Gross-up of amounts netted against reinsurance balances receivable	163,128	126,139	167,281

Reserves on a GAAP basis	$355,555	$322,320	$280,997

The following table presents, on a GAAP basis, the development of reserves for unpaid losses and loss adjustment expense from 1993 through 2003 for our insurance subsidiaries, net of reinsurance recoveries or recoverables. The first line of the table presents liabilities at December 31 for each indicated year. The table reflects the estimated amounts of losses and loss adjustment expense for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to us. The upper portion of the table presents the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table presents the re-estimated amount of the previously recorded liability based upon experience as of the end of each succeeding year. The estimates are revised as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

	Year Ended December 31,
	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Liability for unpaid losses & LAE	29,688	66,648	118,733	112,932	392,461	298,772	168,150	93,639	113,716	196,181	192,427

Paid (cumulative) as of
One year later	20,761	51,527	88,377	86,978	197,477	178,883	117,094	79,613	89,032	181,213
Two years later	28,766	65,360	116,388	114,704	253,109	236,301	159,777	116,925	186,715
Three years later	34,776	66,490	125,299	131,342	287,385	264,896	184,479	198,187
Four years later	33,139	72,273	137,081	137,926	297,544	281,589	256,655
Five years later	38,222	81,156	139,485	141,234	290,337	350,292
Six years later	46,298	82,336	142,180	133,046	326,156
Seven years later	47,185	84,953	144,829	137,326
Eight years later	49,801	87,482	148,487
Nine years later	52,239	90,983
Ten years later	55,791

Liability reestimated as of
End of year	29,688	66,648	118,733	112,932	392,461	298,772	168,150	93,639	113,716	196,181	192,427
One year later	28,930	61,033	127,790	99,708	391,692	276,605	162,289	127,167	168,991	264,459
Two years later	34,219	66,582	110,437	144,986	353,969	255,915	182,409	157,142	236,323
Three years later	38,940	66,713	118,657	132,761	344,726	274,838	213,163	220,091
Four years later	41,517	76,863	146,090	140,775	346,482	301,672	274,040
Five years later	50,993	88,770	144,256	147,361	353,324	363,420
Six years later	53,330	86,357	152,916	143,395	385,497
Seven years later	51,482	95,265	154,528	145,611
Eight years later	60,217	96,659	156,662
Nine years later	61,281	99,558
Ten years later	64,830

Cumulative redundancy/(deficiency)	(35,142)	(32,910)	(37,929)	(32,679)	6,964	(64,648)	(105,890)	(126,452)	(122,607)	(68,278)

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

Two significant factors occurred in 2003 that impacted the cumulative deficiency related to 2002. The first such factor relates to an increase of paid losses and the liability for unpaid losses and loss adjustment expenses of $60.2 million related to reinsurance arbitrations with NRMA, Dorinco and Alfa. The $60.2 million noted previously represents the $65.9 million aggregate charge for the 1997 20 percent whole account quota share, net of interest charges. Secondly, in 2003, Vesta commuted various reinsurance assumed treaties, at an amount in excess of the booked reserves. The commutations along with additional adverse development on the discontinued lines was approximately $5 million dollars in 2003, all related to prior accident years. In addition, in 2003 Vesta had slight adverse development on the homeowners line of business for accident year 2002. As disclosed last year, in 2002, Vesta received arbitration rulings related to litigation with USF&G and NRMA. Both companies reinsured Vesta companies, and Vesta fully expected to recover all unpaid liabilities. However, as disclosed last year, the impact of these cases resulted in adverse development to Vesta of $37.2 million. The adjustments affect all prior accident years to some extent. In 2001, Vesta had a $30 million charge taken in the discontinued lines of business. The main contribution to the adverse development was liability exposures written in the 1980’s.

Vesta discontinued all commercial and assumed reinsurance lines of business in 1999 and 2000, respectively. The variability in reserves is largely due to the ultimate disposition of individual claims associated with these lines of business. The absence of other risk factors from this listing does not imply that additional factors will not be identified in the future that will have a significant influence on our reserves.

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

Investments

Our consolidated investment portfolio consists primarily of investment grade fixed income securities. Using both internal and external investment managers, we manage our investment portfolio in accordance with polices and guidelines established by management and the Board of Directors. At December 31, 2003, our cash and investments totaled $1.1 billion as follows (in thousands):

Type of Investment	Amount at which shown on Balance Sheet	% of Portfolio
Cash and short-term investments	$98,522	9.1%
Fixed maturity portfolio	853,608	79.2%
Equity securities	29,937	2.8%
Mortgage and collateral loans	9,089	0.8%
Policy loans	57,209	5.3%
Other invested assets	30,083	2.8%

Total	$1,078,448	100.0%

As part of a modified coinsurance agreement with Employers Reinsurance Corporation, our life insurance subsidiary is holding $161.3 million of invested assets for the benefit of Employers Re. Additionally, we have pledged investments having a market value of $178.8 million to the Federal Home Loan Bank.

The following table presents the value of our fixed maturities portfolio available-for-sale at December 31, 2003, as classified by category (in thousands):

	Amortized Cost	Fair Value
United States Government	$78,544	$78,878
Asset-backed securities	351,587	358,851
Corporate	203,165	211,679
Municipals	41,327	42,852

Total	$674,623	$692,260

The following table presents the value of our fixed maturities portfolio - trading at December 31, 2003, as classified by category (in thousands):

Fair Value
United States Governments	$8,305
Asset-backed securities	56,201
Corporate	76,499
Municipals and other	20,343

Total	$161,348

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

In certain reinsurance transactions, a portion of the premiums we receive are remitted to the respective reinsurer in exchange for reinsurance coverage. Initially, we pay all claims made pursuant to our policies and then seek to recover reinsured losses from the respective reinsurer. In accordance with GAAP, the amounts we expect to recover from reinsurers are reported as assets in our financial statements. In 2003, standard property-casualty gross written premiums ceded to third party reinsurers were $199.9 million, or approximately 43.3% of the gross premiums we wrote in the standard property-casualty segment.

Although a reinsurer is liable for losses to the extent of coverage to which it assumes, reinsurance arrangements do not legally discharge the principal insurer from primary liability for the full amount of a policy. Accordingly, we assess the credit quality of the third parties to which we cede business and seek to enter into arrangements with financially viable and reliable reinsurers. However, there can be no assurance regarding the ability of any of our reinsurance providers to meet their future obligations. Also, there can be no assurance that we will collect 100% of the amounts we expect to receive as reimbursement from these providers, as some reinsurers may dispute our calculation of amounts recoverable. In addition, there can be no assurance that our experienced losses will be within the coverage limits of our reinsurance arrangements. For more information, please refer to the “Critical accounting policies – reinsurance recoverable on paid and accrued losses” section of this report and Note I to our financial statements of this report.

We entered into a 50% quota share agreement (“2003 50% Quota Share Agreement”), effective September 30, 2003, on our residential property book of business in the states of Alabama, Alaska, Arizona, California, Connecticut, Florida, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, South Carolina, Tennessee, and West Virginia (“Continuing States”), representing the states in which we intend to continue to write new property and casualty business. Effective December 1, 2003, we added our residential property book of business in Texas to this 2003 50% Quota Share Agreement, which had been previously reinsured under a separate treaty covering only residential property business in Texas (“2002 50% Quota Share Agreements”). The 2003 50% Quota Share Agreement expires on September 30, 2004, but may be terminated on a cut-off basis on June 30, 2004 by either party. Depending on various factors such as our statutory surplus, loss experience on this book of business and the prevailing reinsurance market rates, we may elect to terminate or reduce the aggregate amounts ceded under this reinsurance contract in 2004.

The impact of the 2003 and 2002 50% quota share agreements on the standard property-casualty net premiums written was a reduction of $104.3 million. Additionally, the ceding commission received on the 2003 50% quota share agreement in 2003 increased statutory surplus by $21.4 million.

Our non-standard underwriting operations have historically utilized quota share reinsurance. For 2003, four quota share reinsurance agreements with unaffiliated reinsurers with variable cession percentages in were in place in the following states.

•	Illinois, Indiana and Missouri. This quota share reinsurance agreement covers all business written through our affiliated underwriting agencies in these states. We ceded 40% of the gross written premium in 2003 produced in these states to Hannover Re, which is currently rated “A” by A.M. Best.

•	Texas. This agreement covers business written on Old American County Mutual, which ceded 25% of the business to Vesta Fire and ceded 75% of the gross written premium in 2003 to three reinsurers –AXA, Federal Insurance Company, and Folksamerica – which are currently rated A-, A++, A, respectively, by A.M. Best.

•	New Mexico. This agreement covers business written through our affiliated underwriting agencies. We ceded 75% of the gross written premium in 2003 to three reinsurers –AXA, Federal Insurance Company, and Folksamerica – which are currently rated A-, A++, A, respectively, by A.M. Best.

•	Florida. This agreement covers all business written through our affiliated underwriting agencies in this state. This agreement commenced May 1, 2003 and expires April 30, 2004. During that twelve-month period, we ceded 40% of the gross written premium to Folksamerica, which is currently rated “A” by A.M. Best.

Effective January 1, 2004, we entered into three non-standard auto quota share reinsurance agreements with unaffiliated reinsurers with variable cession percentages, which provide us with an option to cede less of the business produced by our affiliated underwriting agencies to these reinsurers in the last two quarters of 2004.

•	Illinois, Indiana and Missouri. This agreement covers all business written through our affiliated underwriting agencies in these states. We will cede 60% of gross written premium in the first six months of 2004 and have the option to reduce the cession to 20% for the second six months of 2004. We must notify our quota share reinsurers 30 days prior to making the change in ceding percentage for the second six months of 2004. We can terminate this agreement on December 31, 2004 on a cut off basis, meaning the reinsurers retain the liability for all losses occurring prior to December 31, 2004 related to this agreement and the ceded unearned premium for unexpired policies in force is returned to us. The reinsurance under this agreement is provided by Hannover Re, which reinsures 50% of the premiums we cede, Swiss Re, which reinsures 20.83% of the premiums we cede, and AXA Re, which reinsures 29.17% of the premiums we cede. Hannover Re, Swiss Re and AXA Re are rated A, A+ and A-, respectively, by A.M. Best.

•	New Mexico and South Carolina. This agreement covers all business written through our affiliated underwriting agencies in these states. We will cede 75% of gross written premium in the first six months of 2004 and have the option to reduce the cession to 30% for the second six months of 2004. We must notify our quota share reinsurers 30 days prior to making the change in ceding percentage for the second six months of 2004. We can terminate this agreement on December 31, 2004 on a cut off basis. The reinsurance under this agreement is provided by Chubb Re, which reinsures 86.7% of the premiums we cede and AXA Re, which reinsures 13.3% of the premiums we cede. Chubb Re and AXA Re are rated A++ and A-, respectively, by A.M. Best.

•	Texas. We have entered into a quota share reinsurance agreement effective January 1, 2004 under which we will assume a portion of the business produced by our Texas-based A-Affordable underwriting agency and written by Old American Country Mutual Fire Insurance Company, an unaffiliated insurance company. We will assume 25% of the gross premium written in the first six months of 2004, with an option to increase our participation to 70% in the second six months of 2004.

In addition to the three quota share reinsurance agreements effective January 1, 2004, we currently cede 40% of the non standard auto business written through our affiliated underwriting agency in Florida to Folksamerica, which reinsures 100% of all premiums we cede. Folksamerica is rated A by A.M. Best. This reinsurance agreement expires May 1. 2004, and we expect to renew it on terms and conditions similar to the terms of the expiring contract.

Regulation

As a holding company for 12 insurance subsidiaries, Vesta holds certificates of authority to write various types of insurance in 50 states and in the District of Columbia. All of our insurance companies are subject to regulation by governmental agencies in the states in which we conduct business. The nature and extent of such regulation varies by jurisdiction, but typically involves (1) prior approval of the acquisition of control of an insurance company or any company controlling an insurance company; (2) regulation of certain transactions entered into by an insurance company with any of its affiliates; (3) approval of premium rates for many lines of insurance; (4) standards of solvency and minimum amounts of capital and surplus which must be maintained; (5) limitations on types and amounts of investments; (6) restrictions on the size of risks which may be insured by a single company; (7) licensing of insurers and agents; (8) deposits of securities for the benefit of policyholders; and (9) reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Generally, the purpose of such regulation is intended for the protection of policyholders.

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

State insurance regulators and the NAIC periodically re-examine existing laws and regulations and their applicable insurance companies. In recent years, the NAIC has approved and recommended that states adopt and implement several regulatory initiatives designed to decrease the risk of insolvency of insurance companies. These initiatives include risk-based capital requirements for determining the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks. Other NAIC regulatory initiatives impose restrictions on an insurance company’s ability to pay dividends to its stockholders. These initiatives may be adopted by the various states in which our subsidiaries are licensed, and the ultimate content and timing of any statutes and regulations adopted by the states is unknown. It is not possible to predict the future impact of changing state and federal regulation on our operations, and there can be no assurance that existing insurance related laws and regulations will not become more restrictive in the future or that laws and regulations enacted in the future will not be more restrictive.

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

Pursuant to the formula described above, there are no issues with respect to a company’s risk-based capital as long as risk-based capital as a percentage of authorized control level is in excess of 200%. At December 31, 2003, the total adjusted risk-based capital as a percentage of authorized control level for our principal insurance subsidiaries was 272% for the Vesta Fire Insurance Corporation and 720% for American Founders Life Insurance Company.

The risk-based capital percentage for Vesta Fire decreased from 285% at December 31, 2002 to a reported 272% at December 31, 2003 due to increased investments by Vesta Fire and its statutory subsidiaries in Affirmative Insurance Holdings, Inc. This increase is due to the fact that the common stock of Affirmative Insurance Holdings, Inc. was utilized in effecting certain inter-company transactions to legally segregate our non-standard automobile underwriting segment from our standard property and casualty segment with the intention of pursuing an initial public offering of Affirmative Insurance Holdings, Inc. in 2004.

The 272% reported adjusted risk-based capital as a percentage of authorized control level did not reflect the impact from the $55.8 million statutory surplus charge relating to the 1997 20 percent whole account quota share and other disputed reinsurance treaties which was recorded as a charge of $65.9 million in 2003 for GAAP financial reporting purposes. Although the statutory and GAAP charges related to the same reinsurance arbitrations and disputes, the statutory charges vary from the GAAP charges due to the recording of valuation allowances in prior periods in accordance with statutory reporting guidelines that are not required for GAAP financial reporting. With the recording of these charges, we will no longer have any exposure related to the 1997 20 percent whole account quota share from a statutory surplus basis.

We believe that $55.8 million statutory charges in 2004 could result in our risk-based capital falling below the “company action” level as defined by the NAIC. In the event an insurance company’s risk-based capital falls below company action level, regulations require that the company submit a plan that details management’s proposed actions to increase statutory surplus. Although we are not currently required to submit such a plan, we have notified our primary regulator of this matter and we believe the actions contemplated below under the caption, “Anticipated Transactions” would adequately address our statutory surplus needs.

Restrictions on dividends to stockholders and transactions between affiliates. Transactions between Vesta and its insurance subsidiaries, including the payment of dividends and management fees to Vesta by such subsidiaries, are subject to certain limitations under the insurance laws of the governing states. The insurance laws of Illinois, where Vesta Fire is domiciled, permit the payment of dividends out of earned surplus in any year when, together with other dividends or distributions made within the preceding 12 months, such payments do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income of the preceding year. Furthermore, larger dividends are payable only after receipt of prior regulatory approval. The Illinois Insurance Department has taken the position that these limitations also apply if an insurer has negative or zero “unassigned funds” on its annual for statement. Because of these limitations, Vesta Fire may not be able to declare and pay a dividend for the foreseeable future without prior approval from the Illinois Department of Insurance. For further discussion, please refer to the “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources” section of this document.

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

Our year-end reported statutory levels resulted in Vesta Fire having four IRIS ratios unfavorably varying from the normal range. We submitted a plan to the Illinois Department of Insurance detailing our plan to resolve these variances, including requesting dividends from other insurance company subsidiaries as well as the liquidation of certain non-qualifying investments. As a result of the disputed reinsurance balances charge, we have three additional IRIS ratios that varied from the normal range. Our plan submission related to these additional IRIS ratio variance will remain with our initial submittal. The Illinois Department of Insurance is aware of the seven variances and, as of March 12, 2004, has not suggested any corrective action.

The $55.8 million statutory surplus charge related to the 1997 20 percent whole account quota share will negatively impact our statutory surplus in the first quarter of 2004 and could result in additional unfavorable IRIS ratio variances. In the event that additional IRIS ratios fall outside of the favorable range, we will update and submit our year-end plan.

Although we believe that our year-end plan addressing the IRIS ratio variances is prudent and feasible and would remain so in the event additional variances occur in the future, no assurance can be given that the Illinois Department of Insurance will not require additional actions to be taken that is beyond our current plans.

A.M. Best Rating

The A.M. Best Company rates insurance companies based upon factors of concern to policyholders, including a company’s financial strength and ability to meet its obligations to policyholders. Under the A.M. Best rating system, a “B+” is the minimum rating necessary to maintain classification as “secure”. Many financial institutions require insurance with companies rated at least “B” or “B+” in connection with mortgage loans, and many independent insurance agents limit their field of carriers with which they will do business to “B” or “B+” rated carriers. Because we have grown our presence in the homeowners markets significantly since 2001, these financial strength ratings have become increasingly important to our standard property casualty segment.

We received notification from A.M. Best in March of 2003 that it had decided to adjust the financial strength ratings of our property and casualty insurance subsidiaries from B+ (Very Good) to B (Fair). Since the A.M. Best downgrade, we have not experienced a significant negative impact in our operations. However, if we are unable to retain or improve our A.M. Best rating, we may ultimately experience deterioration in selected portions of our property and casualty premium volume, which could adversely impact our financial results, the degree to which management is unable to quantify.

In an effort to strengthen our capital position, we began a capital evaluation in March of 2003. The capital evaluation included an analysis of the possible divestiture of our life operations and elements of our property-casualty operations. The capital evaluation resulted in the following significant events affecting our results of operation and financial condition during 2003:

•	The increased utilization of quota share reinsurance for our standard property-casualty operations during 2003;

•	The combination of our non-standard auto insurance operations with our non-standard agency operations in an effort to (i) seek separate financial strength ratings for our non-standard auto underwriting operations and our standard property-casualty operations and (ii) facilitate an initial public offering of our combined non-standard auto underwriting and agency operations;

•	The sale of our health insurance operations;

•	The sale of our life insurance operations.

Although we believe the above mentioned measures enacted in 2003 coupled with our improved continuing operating results and the anticipated divestiture of our life and non-standard auto businesses provide us with a strong basis to expect an improved financial strength rating for our standard property and casualty business, uncertainty exists as to the consummation of these transactions. Uncertainties exist due to the fact that the sale of our life insurance and non-standard auto operations are subject to regulatory approval and other factors beyond our control. These uncertainties, coupled with the negative impact to our statutory surplus from the statutory charge associated with our 1997 20 percent whole account quota share, results in our inability to provide assurance that we will be able to retain and improve our current financial strength rating. Management is unable to quantify the impact to our future business in the event we are unable to retain and improve our current financial strength rating; however, the retention or downgrade of our rating could lead to significant deterioration in selected portions of our standard property and casualty premium volume and adversely impact the financial results of this segment going forward.

In November 2002, A.M. Best reduced the financial strength rating for American Founders, our life insurance subsidiary, from “B+” to “B”, based largely on concerns about the collectability of approximately $27 million of loans held as assets by American Founders. While we do not believe that this rating adjustment will impact the level of existing business in force at American Founders, it indicates a capital adequacy concern that could impact American Founders’ ability to obtain regulatory approval of future acquisitions. Accordingly, we increased a third party reinsurer’s coinsurance participation in American Founders’ business from 35% to 62.5%, effective October 1, 2002. Effective March 12, 2004, we executed a definitive agreement on March 12, 2004 to sell American Founders Financial Corporation (“AFFC”), our life insurance subsidiary, for a total purchase price of approximately $63.5 million, consisting of $25 million in cash at closing and a promissory note in the amount of approximately $38.5 million. The note will bear a floating interest rate of LIBOR plus 200 basis points and will be repaid over a six-year term, with the interest payments only in the first year and the principal repayments in five equal annual payments thereafter. The note will be secured by a pledge of the stock of both AFFC and all capital stock and surplus debentures issued by AFFC’s immediate subsidiary, Laurel Life Insurance Company, which owns 100% of the capital stock of American Founders Life Insurance Company.

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

Employees

As of February 2004, we employed 1,457 persons. Approximately 1,039 of our employees are involved in our agency and non-standard underwriting segments. None of our employees are represented by labor unions or subject to any collective bargaining agreements.

Item 2. Properties

Properties

We lease approximately 115,000 square feet for our home office at 3760 River Run Drive, Birmingham, Alabama under a long-term operating lease. For our life insurance businesses, we lease approximately 25,000 square feet in Phoenix, Arizona. In our non standard auto insurance operations, we lease approximately 400,000 square feet of office space for our agencies, insurance companies and retail stores in various locations throughout the United States.

We believe our office facilities are suitable and adequate for our current and anticipated level of operations.

Item 3. Legal Proceedings

Life insurance related lawsuits

Our subsidiary, American Founders, is a defendant in a lawsuit brought by a judgment creditor of IFS Holdings, Inc. – the former holder of American Founders’ series A and C preferred stock – alleging that American Founders redeemed its Series A and Series C preferred stock from IFS Holdings, Inc. for less than “reasonably equivalent value,” and, therefore, engaged in a voidable fraudulent transfer. American Founders believes (i) that the redemption transaction was for reasonably equivalent value; and (ii) that the allegations brought against it in this lawsuit are without merit. Due to IFS’s bankruptcy in 2001, the real party in interest to pursue this claim is the bankruptcy trustee administering IFS’ estate in bankruptcy. Since assuming this position, the trustee has not pursued any discovery or otherwise attempted to resolve this case. In the opinion of management, resolution of the lawsuit is not expected to have a material adverse effect on our financial position. However, depending upon the amount and timing, an unfavorable resolution of this matter could materially affect American Founders’ future operations or cash flows in a particular period.

Health insurance related lawsuits

Vesta and two former officers of Vesta are defendants in a lawsuit styled James H. Cashion, Jr. d/b/a American Health Underwriters v. Vesta Insurance Group, Inc., et al. Plaintiff, a former general agent of our subsidiary States General Life Insurance Company, which we purchased in 2001 and disposed of in 2003, alleges that the defendants engaged in an actionable civil conspiracy to tortiously interfere with his agency contracts. The civil conspiracy claim is premised, in part, on certain payments made to these two former officers of Vesta by another agent who replaced Mr. Cashion. The plaintiff is seeking actual and punitive damages. Vesta denies tortiously interfering with plaintiff’s agency contract, believes the claims asserted against it have no merit, and is vigorously defending this lawsuit. The trial court recently denied defendant’s motion to compel arbitration, which decision is currently on appeal to the Texas Supreme Court. Discovery has been stayed pending resolution of this appeal. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on our financial position.

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

Reinsurance Arbitration/Litigation

As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire’s 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty, which was terminated on June

30, 1998 on a run-off basis. We believed such treatment was appropriate under the terms of this treaty and calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included as recoverable from such reinsurers totaled $33.4 million at September 30, 2003. Additionally, we previously collected approximately $48.5 million from the drawdown of collateral on hand. Such amount net of related expenses had been reflected in the Company’s financial statement.

NRMA Insurance Limited (“NRMA”), one of the participants in the 20 percent whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings. NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to provide collateral for any amounts NRMA may recover as a result of the arbitration. Pursuant to an order of the NRMA arbitration panel Vesta posted an additional $4.8 million letter of credit in October, 2003 in favor of NRMA. We also filed for arbitration against Alfa Mutual Insurance Company (“Alfa”) and Dorinco Reinsurance Company (“Dorinco”), the other two participants on the treaty.

On June 19, 2002, the panel in the NRMA arbitration issued an order to bifurcate the arbitration and scheduled a hearing for the week of October 28, 2002 to decide the issue of coverage for developmental losses under the treaty. On September 6, 2002, the panel notified the parties that it would make such determination on this specific issue on the papers and filings submitted by the parties without the necessity of a live hearing. On November 6, 2002 the panel notified the Company that it ruled that the treaty does not apply to loss occurrences prior to July 1, 1997. Primarily, as a result, Vesta recorded a $23.6 million pre-tax charge as a revision of our estimated reinsurance recoverable in the third quarter of 2002. Since this ruling did not set a binding precedent regarding Vesta’s other arbitrations, we did not record any change in our estimate of our recoverable from the other treaty participants as a result from this ruling. In February, 2003, Vesta filed a petition to vacate the NRMA panel ruling in the U.S. District court for the Northern District of Alabama. On April 8, 2003 the court ruled that since the arbitration proceedings have not been fully exhausted, it was dismissing Vesta’s petition without prejudice of the parties to seek the court’s review of any final arbitration award.

The hearing in the NRMA arbitration began on October 20, 2003 and was adjourned on October 31, 2003. In January, 2004, the NRMA hearing concluded and on March 1, 2004 the NRMA panel ruled in favor of NRMA. As a result, the Company incurred a charge of $33.5 million to its 2003 fourth quarter earnings. While the NRMA ruling does not set a binding precedent regarding Vesta’s other arbitrations, and while there are distinct facts and circumstances underlying and affecting our disputes with other participants, for financial reporting purposes, the Company will record a charge to its recoverable from the other treaty participants of $30.1 million for the fourth quarter of 2003. On March 4, 2004, Vesta filed a motion to vacate this arbitration award in the United States District Court for the Northern District of Alabama, Southern Division. The grounds for this motion are the evident partiality of the neutral umpire. Additionally, the recording of this charge does not impact our intention to actively arbitrate the Alfa and Dorinco matters.

On March 14, 2002, Alfa filed a motion for declaratory judgment asking the arbitration panel to order that there is no enforceable agreement between Alfa and Vesta or alternatively that there is no coverage for developmental losses under the treaty. After a hearing in June, 2002, the arbitration panel denied Alfa’s motion. The hearing on the merits of the arbitration with Alfa was scheduled for May, 2003, however on April 21, 2003, Alfa filed a lawsuit against Vesta Fire in the state court in Montgomery, Alabama seeking a declaration from the court on certain procedural and organizational matters and requesting that the court stay the arbitration proceedings during the pendency of the litigation in state court in Alabama. On April 24, 2003, the court issued a temporary restraining order staying the proceedings in the on-going arbitration in order to maintain the status quo until the merits of Alfa’s petition could be heard and determined. After the hearing in the Circuit Court of Montgomery County on December 8 and 9, 2003, the court decided the procedural and organizational matters partially in favor of the Company and partially for Alfa. While the arbitration hearing has not yet been rescheduled it is likely to be scheduled for early 2005.

On December 16, 2002, Dorinco filed a motion seeking an order that the treaty does not cover developmental losses related to loss occurrences prior to July 1, 1997. On May 1, 2003, the panel in the arbitration ruled that Dorinco was not responsible for losses on any policy or other insurance or reinsurance contract terminated prior to July 1, 1997 and that the arbitration will continue with respect to losses whenever occurring, on policies or other insurance or reinsurance contract in force at July 1, 1997. On January 27, 2004, the panel ruled that its May 1, 2003 ruling also extended to premium transactions under policies that had expired as of July 1, 1997. The hearing in the Dorinco arbitration was previously scheduled for the two weeks of March 8 through March 12, and April 26 thru April 30, 2004. Recently, those hearing dates were adjourned and the new hearing dates are presently being rescheduled, most likely for 2005.

We are in arbitration with CIGNA Property and Casualty Insurance Company (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claimed were due under the terms of the treaty. At that time, the treaty was terminated on a cut-off basis. In the pending arbitration Vesta is seeking, among other things, recoupment of all believed improper excessive expense allocations and charges from CIGNA. The arbitration was bifurcated into two phases with Phase I concentrating on the interpretation of the intent of the parties related to the expense reimbursement provisions of the treaty at the time it was entered. Phase II, which has now been completed, related to any remaining issues between the parties, including those that exist with regard to an audit of expenses ceded to the treaty. The Phase I hearing was held in February 2002 and the panel ruled that (i) the Company is responsible for the payment of ceding commissions provided for in the treaty and should pay any outstanding billings for commissions and paid claims, plus interest; (ii) the Company may proceed with an audit of expenses ceded to the treaty; and (iii) the parties should identify any further issues to be brought before the arbitration panel for phase two of the hearing. During the course of preparing for and conducting the expense audit, the Company determined that it should revise its estimated reinsurance receivable and recorded during the second quarter of 2003 a pre-tax valuation allowance of $9.4 million as a component of discontinued operations. As a result of the expense audit conducted during Phase II, the Company has now recovered from ACE $462,000 in overcharged expense items. The only remaining issue in the arbitration is ACE’s motion for attorney fees incurred in Phase I of the arbitration and Vesta’s request for interest on the overcharged expense items recovered in Phase II.

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

Third party auditors hired by Vesta have identified coverage issues that cast doubt on the validity of a number of claims. In addition, there is no actual retrocessional agreement that evidences the terms and conditions of Pool III which involves 60% or more of the incurred losses at issue. Although there are other tangential documents that the Liquidator may attempt to rely on to prove liability under Pool III, we believe that the Liquidator will not be able to establish liability for any portion of the Pool III claims. We also believe that a number of the losses allegedly incurred in connection with Pool I may be avoided on specific coverage grounds. We are defending this matter vigorously and are reasonably optimistic regarding the ultimate outcome, although an adverse ruling in this case could have a material effect on our financial condition. The first mediation session in this case was held on January 8, 2004 and a continued mediation is scheduled for March 31, 2004.

Vesta vs. New Cap Re is an arbitration against an Australian reinsurer, to collect reinsurance recoverables pursuant to two accident year excess of loss ratio reinsurance agreements. In the arbitration, New Cap Re challenged Vesta’s earlier draw on a Letter of Credit for $7.5 million which was held in connection with one of the two contracts. Shortly after the arbitration commenced, New Cap Re became the subject of insolvency proceedings in Australia and an ancillary proceeding in the U.S. Bankruptcy Court in New York. The Bankruptcy Court stayed all pending litigation and arbitration against New Cap Re, and we appealed that ruling to the Southern District of New York, and ultimately to the U.S. Court of Appeals for the Second Circuit, which recently affirmed the Bankruptcy Court’s stay of the arbitration against New Cap Re. Hence, our efforts to recover losses as well as New Cap Re’s efforts to challenge the earlier draw on the $7.5 million Letter of Credit by us are stayed and the Company’s options may be limited to seeking adjudication of the dispute in Australia.

On September 5, 2002, New Cap Re served us with an Application pursuant to Section 588FF of the Australian Corporations Act seeking an order directing us to pay New Cap Re and its liquidator $1.0 million that Vesta allegedly received as an “unfair preference” and/or arising out of an “uncommercial transaction,” as those terms are defined by the Corporations Act. We filed a Notice of Appearance on October 31, 2002. The liquidator filed a Statement of Claim on August 13, 2003, and the Company filed its defense on December 18, 2003. Discovery has not commenced. While management intends to vigorously defend this matter, given the preliminary nature of these proceedings, it is too early to evaluate the likelihood of success.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related

Stockholder Matters

Price Range of Common Stock and Dividend Policy

Market Prices. Our common stock trades on the New York Stock Exchange under the symbol “VTA.”

Quarterly high and low market prices of our common stock in 2003 and 2002 were as follows:

Quarter Ended	High	Low
2003
March 31	$3.20	$2.22
June 30	3.00	2.01
September 30	2.80	2.25
December 31	4.55	2.25

2002
March 31	$8.40	$4.85
June 30	6.00	3.85
September 30	4.53	2.30
December 31	3.84	1.95

Dividend Policy and History. The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition and earnings, the capital requirements of our operating subsidiaries, legal requirements and regulatory constraints.

The dividends we paid on our common stock for the past three years were as follows (in thousands):

Quarter Ended	2003	2002	2001
March 31	$892	$925	$239
June 30	892	912	617
September 30	892	911	872
December 31	892	910	879

Illinois, Hawaii and Texas impose restrictions on the payment of dividends to us by our insurance subsidiaries under their regulatory authority in excess of certain amounts without prior regulatory approval. For more discussion, please refer to the “Business—Regulation—Restrictions on Dividends to Stockholders” section of this report.

In the fourth quarter of 2003, we exchanged 402,751 shares of our common stock for $2.193 million principal amount of our 8.525% Deferrable Capital Securities. The transactions were not registered under the Securities Act of 1933 in reliance on the exemption afforded by Section 3(a)(9) thereof.

Item 6. Selected Financial Data

The following information should be read in conjunction with Vesta’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except share amounts)
Statement of Operations Data *
Net premiums written	$448,768	$546,473	$285,520	$210,742	$227,807
Net premiums earned	477,078	492,250	266,001	216,999	248,076
Net Investment Income	40,691	53,400	63,411	45,903	25,949
Policy fees	35,779	19,827	7,674	4,386	—
Realized gains (losses)	7,776	(28,582)	(1,113)	(2,061)	12,756
Agents fees and commissions	49,110	55,146	5,892	—	—
Other	7,311	8,382	7,803	903	4,527

Total revenues	617,745	600,423	349,668	266,130	291,308
Policyholder benefits, losses and LAE incurred	343,306	345,110	193,688	135,042	165,014
Policy acquisition and other operating expenses	235,027	258,469	127,017	98,389	89,569
Litigation settlement charge	65,920	9,029	25,000	—	—
Gain on debt extinguishment	(602)	(9,477)	(1,400)	(8,077)	—
Interest on debt and deferrable capital security distributions	13,710	14,922	17,565	15,105	13,215

Total expenses	657,361	618,053	361,870	240,459	267,798
Income (loss) from continuing operations before taxes, minority interest, and deferrable capital securities distributions	(39,616)	(17,630)	(12,202)	25,671	23,510
Income taxes (benefit)	62,050	(6,013)	(4,455)	8,491	7,129
Minority interest, net of tax	605	(2,479)	1,076	1,595	—
Deferrable capital securities distributions, net of tax	622	1,081	1,394	1,986	5,632

Income (loss) from continuing operations	(102,893)	(10,219)	(10,217)	13,599	10,749
Loss from discontinued operations, net of tax	(15,925)	(21,992)	(19,113)	(2,397)	12,706
Preferred stock dividend	—	—	(163)	(3,670)	(563)
Gain on redemption of preferred securities, net of tax		560	7,068	9,190	9,548
Cummulative effect of change in accounting principle, net of tax	(1,167)

Net income (loss) available to common stockholders	$(119,985)	$(31,651)	$(22,425)	$16,722	$32,440

Diluted net income (loss) from continuing operations per share	$(2.95)	$(0.30)	$(0.38)	$0.34	$0.53

Diluted net income (loss) from discontinued operations per share	$(0.46)	$(0.65)	$(0.72)	$(0.10)	$0.63

Diluted net income (loss) available to common shareholders per share	$(3.44)	$(0.94)	$(0.84)	$0.78	$1.63

Shares used in per share calculation	34,917	33,793	26,652	24,255	20,202
Cash dividends per share	$0.10	$0.11	$0.09	$0.05	$0.04

Balance Sheet Data (at end of period)
Total investments and cash	$1,078,448	$1,153,686	$1,059,328	$1,019,266	$483,997
Total assets	1,912,414	2,042,858	1,830,882	1,621,999	915,809
Reserves for losses, LAE & future policy benefits	1,023,853	1,000,739	976,167	923,973	354,709
Total indebtedness	85,680	85,795	109,396	91,419	146,876
Federal Home Loan Bank advances	158,811	176,793	168,614	150,691	—
Total liabilities	1,800,816	1,784,552	1,548,325	1,373,663	674,519
Deferrable capital securities	20,252	22,445	23,250	33,225	41,225
Stockholders’ equity	111,598	235,861	259,307	215,111	200,065

*	As a result of Vesta’s decision to discontinue its health insurance and consulting business in 2002, its reinsurance assumed business in 2000 and its commercial business in 1999, all periods presented have been reclassified to present operations on a continuing and discontinued basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vesta conducts business in three areas of the personal insurance industry: (1) standard property and casualty insurance; (2) non-standard automobile insurance; and (3) life insurance. Our consolidated revenue is derived principally from risk-bearing premiums, policy fees, commissions and fees, investment income and investment gains and losses. Our consolidated expenses consist primarily of payments for claims and expenses associated with underwriting activities, agents’ commissions and operations.

We report financial information according to five business segments: (1) standard property-casualty insurance; (2) non-standard agency; (3) non-standard underwriting; (4) life insurance; and (5) corporate and other. Since 1999, we have discontinued a number of business lines. We have segregated the reporting for these discontinued operations in our consolidated financial statements.

Since 2000, we have pursued a strategy (1) to grow our market share in certain capacity restrained niche markets in the standard property-casualty business, (2) to exit certain states in which current results and projected future results do not fit our overall profitability strategy and (3) to participate in profitable opportunities in other industry segments such as the non-standard automobile business and the life insurance business. While we have experienced significant and profitable growth in various personal lines business since 2000, we have also experienced significant declines in our property and casualty subsidiaries’ statutory capital and surplus during the same period. These declines in capital and surplus are primarily attributable to lower than expected arbitration awards and changes in estimates of disputed reinsurance recoverable balances, reserve strengthening in our discontinued commercial and assumed reinsurance segments and increased policy acquisitions costs associated with significant premium growth. This decline in statutory surplus coupled with significant growth in premium written is the primary reason that A.M. Best Company adjusted the financial strength ratings of our property and casualty insurance subsidiaries from B+ (Very Good) to B (Fair) in March of 2003. Since the A.M. Best rating action, we have not experienced a significant negative impact from our operations. However, the adjustment could lead to significant deterioration in selected portions of our standard property and casualty premium volume and adversely impact the financial results of this segment going forward, the degree to which management is unable to quantify.

In an effort to strengthen our capital position, we began a capital evaluation in March of 2003. The capital evaluation included an analysis of the possible divestiture of certain of our businesses, including our life and health operations and elements of our property-casualty operations. The capital evaluation resulted in the following significant events affecting our results of operation and financial condition during 2003:

•	The increased utilization of quota share reinsurance for our standard property-casualty operations during 2003;

•	The combination of our non-standard auto insurance operations with our non-standard agency operations in an effort to (i) seek separate financial strength ratings for our non-standard auto underwriting operations and our standard property-casualty operations and (ii) facilitate an initial public offering of our combined non-standard auto underwriting and agency operations;

•	The sale of our health insurance operations;

•	The anticipated sale of our life insurance operations in March 2004.

Standard property-casualty and non-standard underwriting

The financial results of our property-casualty underwriting activities (including our standard property-casualty segment and the non-standard underwriting segment) primarily depend upon three variables: (1) the amount of premiums and policy fees we collect, which is dependent upon rates and volume; (2) the costs we incur to adjust and pay claims submitted by individuals we have insured; and (3) the expenses we incur for policy acquisition and to operate our insurance companies.

Subject to competitive and market trends and regulatory approval, premium rates are generally within our control, and we continuously monitor and seek to adjust rates as appropriate. During 2003, we implemented six rate increases in our standard automobile business line in the states of North Carolina, Ohio, West Virginia and Pennsylvania, which represented a weighted average premium increase of approximately 5.5% on actual gross written premiums during 2003 of $45.4 million. During 2003, we also implemented 17 rate increases in our standard residential property line in the states of West Virginia, Ohio, Pennsylvania,

Tennessee, South Carolina, Arizona, Florida and New York which represented a weighted average premium increase of approximately 18.6% on actual gross written premiums during 2003 of $126.7 million. In regard to our non-standard underwriting segment, our 2003 rate adjustments will result in a weighted-average overall maintenance of rate adequacy, which is reflective of our favorable loss ratio experience.

The degree to which the Company is able to realize the positive impact from these rate increases is contingent upon the degree to which we can sustain current net written premium levels. Decreased written premium levels due to our surplus constraints, competition, or further increases in our utilization of reinsurance would reduce the impact of these rate increases. Furthermore, the impact of these rate increases may be reduced through future rate reductions enacted by state regulatory agencies.

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

Our property and casualty insurance companies also earn investment income by collecting and investing premiums in advance of paying claims. In addition to investing operating cash flow, these insurance companies invest funds and earn investment income related to the required statutory surplus that we maintain in our insurance companies to support the premium that we underwrite. We report the investment income and realized investment security gains or losses generated from these activities of our property and casualty insurance companies in our corporate and other segment.

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

Our underwriting agencies predominantly design, distribute and service policies issued by our insurance companies. During 2003, our underwriting agencies also administered the policies of one unaffiliated non-standard personal automobile insurance company. In the future, these underwriting agencies may provide services to additional unaffiliated insurance companies in order to ensure continuity and sufficient underwriting product and capacity for our distribution channels regardless of hard or soft cycles.

Our underwriting agencies appoint our retail agencies and independent agencies to distribute insurance policies to individual customers. In the year ended December 31, 2003, our retail stores were responsible for 42.8% of the gross written premiums produced by our underwriting agencies. In the year ended December 31, 2003, our underwriting agencies utilized approximately 1,900 independent agencies to sell the policies that they administer and these independent agencies were responsible for 57.2% of the gross written premiums produced by our underwriting agencies.

Our retail stores predominately sell non-standard personal automobile insurance policies issued by our insurance companies and administered by our underwriting agencies. Approximately 83% of our retail stores’ commission and fee revenue is paid by us for sales of our non-standard personal automobile insurance policies and is therefore eliminated in the consolidated financial statements. The remaining 17% of our retail stores’ commission and fee revenue is generated through sales of non-standard personal automobile policies issued by unaffiliated insurance companies as well as through sales of certain other complementary insurance products and ancillary non-insurance products and services.

Life insurance

The financial results of our life insurance operations primarily depend upon (1) the amount we collect as premium; (2) the amount of investment income earned on invested premium; and (3) the benefits we pay to insureds upon their death. Unlike the standard property-casualty segment, we typically hold the premium collected on our life products for many years and invest such premium over a long period of time, making investment income a significant component of revenue that we report in the life segment. The greatest variable in our revenue in the life segment is the amount of income we can earn on invested assets, which is dependent upon general interest rates and market conditions. The greatest variable in our expense from period to period is the mortality rate of our insureds, as mortality rates in excess of our actuarially predicted levels will adversely impact financial results in any given period.

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

•	Recoverability of assets, including reinsurance receivables, deferred policy acquisition costs, deferred tax assets and other intangible assets;

•	Valuation of goodwill and other intangibles with indefinite lives;

•	Valuation of investments;

•	Reserves for losses and loss adjustment expenses;

•	Recognition of revenue;

•	Allocation of purchase price for acquisitions; and

•	Evaluation of litigation.

We have discussed the application of these critical accounting policies with our Board of Directors and audit committee. In 2003, we initially adopted the following accounting standards:

•	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”;

•	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (VIEs)”;

•	Derivatives Implementation Group Issue No. B36 “Bifurcation of Embedded Credit Derivatives”;

•	SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”; and

•	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.

•	Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”

For a discussion of the accounting pronouncements that we have recently adopted, please refer to Note A to our consolidated financial statements.

Recoverability of assets

Our financial statements include as assets amounts we either (i) expect to collect from third parties, particularly reinsurance recoverables, or (ii) expect to benefit from in future periods, particularly deferred acquisition costs and deferred tax assets. In establishing these amounts, we have made significant judgments and estimates regarding the ultimate realization of each asset. Specifically, we have made critical assumptions and judgments in establishing assets for reinsurance recoverables on paid losses, deferred policy acquisition costs and deferred income taxes. Changes in the assumptions, judgments or estimates we have made with respect to each of these assets would directly impact our financial results and financial condition.

Reinsurance recoverable on paid and incurred losses

As a matter of practice, we routinely cede risks associated with insurance policies we underwrite to reinsurers pursuant to contractual arrangements. We obtain reinsurance to provide protection for individual loss occurrences, including catastrophic losses, to stabilize the results of our underwriting activities and to reduce our net liability for individual risks. We report as assets the estimated reinsurance recoverable on paid losses, including an estimate for losses incurred but not reported, and amounts paid to reinsurers applicable to unexpired terms of policies in force.

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

When we determine that a claim for loss made under one of our policies is owed, we initially pay the full amount owed to the insured or the claimant. Subsequently, we seek to recover any amounts due from reinsurers in accordance with the terms of the applicable reinsurance contract. We record the amounts we expect to receive from reinsurers pursuant to these contracts as assets in our financial statements.

At December 31, 2003, we have recorded $46.5 million, captioned as “Reinsurance recoverable on paid losses” on our consolidated balance sheet, for our estimate of amounts due Vesta from reinsurers for the payment of valid claims. Additionally, at December 31, 2003, we have recorded $423.7 million, captioned as “Reinsurance balances receivable” on our consolidated balance sheet, for our estimate of amounts due Vesta from reinsurers for unpaid losses, and amounts paid to these reinsurers applicable to terms of policies in force. These amounts reflect the impact of our current reinsurance agreements including the impact from the 2003 50% Quota Share.

The amounts recorded have been estimated based upon management’s interpretation of each reinsurer’s obligations pursuant to individual reinsurance contracts between Vesta and each reinsurer. In establishing the balances for reinsurance recoverables and reinsurance receivables, we have made judgments in assessing the financial viability and credit quality of each reinsurer as well as the ability of each reinsurer to pay amounts owed to us. In evaluating the credit and financial quality of each reinsurer, we rely upon financial statements, credit reports and other publicly available information applicable to each reinsurer as well as management’s experience and industry knowledge.

The Company has ceded reserves of $26.5 million to Lumbermens Mutual Casualty Company, a member of the Kemper Insurance Companies, primarily related to long-term care obligations under personal injury protection auto policies of the Shelby insurance companies originating prior to their acquisition in 1997. Lumbermens and other members of the Kemper Insurance Companies, which operate under a business pooling arrangement, were assigned an A. M. Best’s rating of “D” (Poor) on June 30, 2003. The Company is closely monitoring the financial condition of Lumbermens, which has entered into a voluntary run-off plan with the Illinois Department of Insurance. As of December 31, 2003, no valuation allowance has been recorded related to the ceded reserve receivables from Lumbermens.

It is possible that the amounts we recover under reinsurance contracts could be materially less than the amounts we have recorded, which may result in a material adverse impact on our financial condition and results of operations. Some reinsurers may dispute our claims under reinsurance contracts, including our calculation of amounts recoverable and may pursue arbitration or litigation over these matters. During the years 2002 and 2003, we have recorded changes in our estimated reinsurance recoverables of approximately $106.3 million primarily related to several reinsurance arbitrations including NRMA Insurance Ltd., Alfa Mutual Insurance Company and Dorinco Reinsurance Company related to our 1997 20% whole account quota share, F&G Re (on behalf of USF&G), CIGNA Property and Casualty Insurance Company, Hartford Reinsurance, and Delta Re.

Changes in our assumptions, estimates and judgments with respect to establishing assets for reinsurance recoverables on paid losses and reinsurance balances receivable would materially impact our financial results and financial condition. For more discussion of reinsurance recoverables and other amounts subject to estimation due to arbitrations with our reinsurers, please refer to Notes G and I to our consolidated financial statements.

Deferred policy acquisition costs

Deferred policy acquisition costs represent costs we incur in connection with acquiring new business or renewing existing business. Deferred policy acquisition costs are primarily comprised of commissions and other costs related to issuing insurance policies, net of amounts received from reinsurers as reimbursements of such costs. In accordance with GAAP, these costs are not expensed in their entirety upon their incurrence (as is the case for statutory accounting purposes); rather, they are initially recorded as assets in our financial statements and are subsequently amortized over the life of the insurance policies to which they relate or at a constant rate based upon the present value of the estimated gross profits to be earned from the underlying policies. This treatment is intended to match the expenses associated with issuing an insurance policy with estimated profits to be earned on the policy over the life of the policy. At December 31, 2003, we had established $51.5 million as assets for deferred acquisition costs in our financial statements.

A reduction in recorded deferred policy acquisition costs shall be recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. On an ongoing basis, management reviews the components of deferred acquisition costs we have established and assesses their recoverability. At December 31, 2003, we determined that there was no premium deficiency. Changes in our assumptions, estimates and judgments with respect to establishing deferred acquisition costs could materially impact our financial statements and financial condition. Such changes assessed by management that could negatively impact the recoverability of deferred acquisition costs on an ongoing basis include changes in estimated future loss ratios, changes in projected investment income, reduction of premium rates due to competitive factors or regulatory actions, or changes in our overall expense levels.

Deferred income taxes

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. SFAS 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance if, based on available evidence, it is more likely than not that all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and an evaluation of both objective and subjective positive and negative factors.

We evaluate the recoverability of our deferred tax assets on an ongoing basis. In making this evaluation during 2003, we considered all available positive and negative evidence, including our past results, the existence of significant cumulative losses in recent years, and our estimate of future taxable income.

While we anticipate being profitable in future periods, the combination of significant cumulative losses in recent years and uncertainty with respect to our ability to achieve sufficient taxable income to fully realize our year-end deferred tax asset balances within a reasonable time frame, warrants the recording of a valuation allowance under SFAS No. 109. Accordingly, we recorded an additional valuation allowance of $75.4 million for the year ended December 31, 2003, which represents our net deferred tax asset balance for which corresponding deferred tax liabilities did not offset. This increase in our valuation allowance, coupled with the $7.3 million valuation allowance that existed at December 31, 2002 that related to an acquisition made in 2000, resulted in an aggregate deferred tax asset valuation allowance of $82.7 million as of December 31, 2003.

We will continue to review our estimated taxable income in relation to our actual results on an ongoing basis. In the event that certain planned transactions are consummated or management believes that existing uncertainties regarding our forecasted taxable income are minimized, the existing valuation allowance may be reversed.

Goodwill and Other Intangible Assets with Indefinite Lives

In our financial statements, we have recorded $143.8 million of goodwill and other intangible assets with indefinite lives, which represents the amount by which the price we paid to acquire net assets exceeds the fair value of tangible assets and identified intangibles with definite lives acquired less the fair value of the liabilities assumed. The determination of whether these assets are impaired involves significant judgments based upon management’s short and long-term projections of future performance for each of our business lines. Certain of these forecasts reflect assumptions regarding our ability to sustain or increase activities in our various business lines. Changes in strategy and/or market conditions may result in changes to recorded asset balances.

Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangibles”, we no longer amortize goodwill on a periodic basis in our consolidated financial statements. Rather, on at least an annual basis, we conduct an evaluation to assess whether the fair value of our reporting units exceeds each reporting units’ carrying value. Our annual evaluation is performed as of September 30th. Upon the occurrence of significant events, which could impact the assumptions we use to project future profitability, we update our evaluation of our reporting units. We evaluate impairment of three reporting units: homeowners’ insurance operations; life insurance companies; and non-standard agency operations. For purposes of applying the provisions of SFAS No. 142, we compare the aggregate fair value and carrying value of each reporting unit to determine if there is any impairment. As long as the aggregate fair value exceeds the aggregate carrying value for each reporting unit, no impairment is recognized in our financial statements, even if an individual component of a reporting unit would be impaired on a stand-alone basis.

For the year ended December 31, 2003, we have recorded goodwill and other intangible assets with indefinite lives for each reporting unit as follows: homeowners’ insurance operations -$57.7 million; life insurance companies - $10.8 million; and non-standard auto insurance operations - $75.3 million. We assess the valuation of goodwill and other indefinite intangibles based upon (a) the historical financial performance of each unit; (b) the most recent financial performance of each unit; (c) management’s financial forecast for each reporting unit; (d) information regarding publicly available financial terms of recent transactions in the insurance industry; and (e) other publicly available information.

As noted above, our required annual evaluation was performed as of September 30, 2003. Based on this evaluation, we concluded that there is no goodwill impairment. Based on the significance of the events that occurred during and subsequent to the fourth quarter, we updated our goodwill evaluation and again we have concluded that there is no goodwill impairment as of December 31, 2003. With respect to all of our reporting units, our ability to achieve forecasts and projected undiscounted cash flows are based upon various assumptions made by management. There can be no assurance that our actual financial results in the future will not vary materially from the estimates we have used in our assessment of goodwill and intangible assets with indefinite lives. The reader should refer to Exhibit 99.1 of this filing for a summary of the factors we believe present a potential risk to Vesta’s ability to achieve anticipated future performance. Also, because of uncertain market conditions and potential changes in our strategy and business lines, it is possible that forecasts used to support goodwill may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

Valuation of investments

In accordance with guidelines established by our Board of Directors, our investment portfolio consists primarily of investment grade, fixed income securities. At December 31, 2003, our cash and investment portfolio was approximately $1.1 billion, with 2.8% consisting of investments in equity securities. Because of the nature of our investments, the fair value of our portfolio is not typically volatile, and the market values of our investments have generally been greater than or equal to their costs.

Our investments are recorded at fair value based upon quoted prices, if available. If quoted prices are not available, fair value is primarily determined based upon management’s assessment of the market value of comparable investments. Our determination of fair value also considers various factors including time value and volatility issues, credit quality of the counterparty and existing conditions in the overall financial markets. From time-to-time, the carrying values of our investments may be temporarily impaired because of such factors. We do not adjust the carrying value of any investment unless management determines that its value is other than temporarily impaired. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic concerns warrant such an evaluation. Factors considered by management in determining whether an impairment of an investment security is other than temporary includes the credit quality of the security, the severity of the decrease between the security’s cost and market value, the length of time of the security’s impairment and the likelihood that the impairment will reverse in the future. In the event that management determined that a reduction in an investment security’s fair value below its costs basis is other than temporary, the security’s cost basis is reduced to its fair value and a corresponding realized loss is recorded in our consolidated income statement. For the years ended December 31, 2003 and 2002, we recorded $3.1 million and $8.0 million, respectively, of realized losses for other than temporary impairments of investment securities.

The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values.

At December 31, 2003, included in securities available-for-sale are the following investments with unrealized losses classified according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Less Than 12 Months			12 Months or Longer			Total
Description of Securities	# of Positions	Fair Value	Unrealized Loss	# of Positions	Fair Value	Unrealized Loss	# of Positions	Fair Value	Unrealized Loss
U.S. Treasury obligations	40	$47,379	$(659)	—	$—	$—	40	$47,379	$(659)
Federal agency obligations	60	71,394	(767)	30	31,193	(261)	90	102,587	(1,028)
Corporate Bonds	75	65,697	(1,631)	10	6,290	(265)	85	71,987	(1,896)

Debt securities		184,470	(3,057)		37,483	(526)		221,953	(3,583)
Common Stock		406	(36)		187	(2)		593	(38)

Total temporarily impaired securities		$184,876	$(3,093)		$37,670	$(528)		$222,546	$(3,621)

The unrealized loss approximates 1.6% of the fair value of the temporarily impaired securities at December 31, 2003. For those securities identified as having temporary impairments for less than twelve months, management noted that the temporary losses are due to recent increases in U.S. Treasury yields and are not due to deterioration in credit quality or impairment issues. During the second half of 2003, 5-10 year U.S. Treasury yields increased .73% to .83% resulting in a lowering of the market values of these securities. Bonds purchased in the lower interest rate environment of early 2003 showed year-end unrealized losses that are attributable to changes in overall yields and, in management’s opinion, do not represent a permanent impairment issues.

For those securities identified as having temporary impairments of twelve months or more, approximately 48% of these unrealized losses occurred in federal agency mortgage-backed securities. Management does not view these losses as being related to credit quality as these bonds are guaranteed by the issuing agency and, with respect to certain securities, by the U.S. Government. It is not expected that the securities would be settled at a price less than the amortized cost of the investment.

The remaining potential losses over one year are split between investment and non-investment grade securities. A majority of these losses represent securities that are secured by collateral mitigating any impairment risk. It is not expected that the securities will be settled at a price less than the amortized cost of the investment.

Loss and loss adjustment expenses

We maintain property-casualty loss reserves to cover the estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. Reserves do not represent an exact calculation of the ultimate liability, but rather utilize actuarial projection techniques commonly used in the insurance industry to develop estimates. Reserve estimates represent managements’ expectations of what the ultimate settlement and administration of claims will cost based upon, among other factors, (1) an assessment of facts and circumstances then known; (2) a review of historical settlement patterns; (3) estimates of trends in claims severity and frequency; and (4) estimates of salvage and subrogation.

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

At December 31, 2003, we had recorded liabilities for loss and loss adjustment expenses of $355.6 million. Our loss and loss adjustment expense reserves comprise the largest liability and most significant estimate or compilation of estimates in our consolidated financial statements. Furthermore, our loss and loss adjustment expense reserves are subject to significant inherent uncertainties and so there can be no assurance as to whether the actual results will be higher or lower than these estimates. Any adjustments or changes for such differences may be material, especially to our operating results for a period. As our loss and loss adjustment expense reserves are re-estimated, changes to those estimates, if any, are recognized through a charge to income in the most recent period presented.

Policy Liabilities

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

For investment contracts without mortality risk (such as deferred annuities and immediate annuities with benefits paid for a certain period), premium deposits and benefit payments are recorded as increases or decreases in a liability account, rather than as revenue and expense. We record as revenue any amounts charged against the liability account for the cost of insurance, policy administration, and surrender penalties. Any interest credited to the liability account and any benefit payments which exceed the contract liability account balance are recorded as expenses. As of December 31, 2003 and 2002, approximately $135.4 million and $112.5 million, respectively, of Vesta’s annuity reserves are subject to discretionary withdrawal without surrender charges or other adjustments.

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

Revenue recognition

Our consolidated revenue is derived principally from premiums, commissions, fees, investment income and investment gains and losses. Premium income, the largest component of our consolidated revenue, is generally recognized on a pro-rata basis over the respective period of each property-casualty insurance policy. Premium receivables are recorded net of an estimated allowance for uncollectible amounts. Agency commission income is recognized at the later of the billing or effective date of the related insurance policies, net of an allowance for estimated policy cancellations. At that date, the earnings process has been completed and we can reliably estimate the impact of policy cancellations for refunds based on an analysis of our historical policy cancellation data and establish reserves accordingly. Premiums on life insurance contracts are recognized as income as they become due.

Generally, we consider commission and policy fees earned by our agency activities to be a relatively stable revenue stream. However, a significant portion of our non-standard agency business utilizes profit sharing commissions that enable us to collect, in certain circumstances, commissions and fees in excess of contractual minimums. Profit sharing commissions are recorded when they become probable as determined by our internal actuaries.

Changes in assumptions, estimates and judgments we have made concerning the ultimate realization of profit sharing commissions, as well as differences in the frequency and severity of claims by policyholders, could adversely impact our financial results and financial condition.

Litigation

We are subject to proceedings, arbitrations, lawsuits and other claims, including proceedings under laws and government regulations related to securities, labor, insurance contracts and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based upon a careful analysis of each individual issue with the assistance of outside legal counsel. Our judgments as to any reserves required in connection with these matters may change in the future because of new developments in each situation or changes in our approach in addressing these matters such as a change in settlement strategy. For more information concerning litigation and arbitration matters to which we are a party, please refer to “Item 3. Legal Proceedings” of this report and Note G to our consolidated financial statements.

Comparison of 2003 to 2002

For the year ended December 31, 2003, we reported a net loss available to common shareholders of $120.0 million ($3.44 diluted per share), compared with a net loss available to shareholders of $31.7 million ($.94 diluted per share) reported for the previous year.

The primary factors that impacted our financial results in 2003 were as follows:

•	A standard property-casualty combined ratio of 101.2%, which included the recognition of $18.3 million of losses and loss adjustment expenses related to series of April, 2003 hail storms in Texas and the Southeastern United States;

•	The recognition of a pre-tax charge of $65.9 million related to our 1997 20% whole account quota share and related disputed items.

•	The recognition of a deferred tax asset valuation charge of $75.4 million.

•	Reduction in investment income as a result of an overall decline in interest rates and decline in average invested assets;

•	The execution of the 2003 50% Quota Share effective September 30, 2003 covering our residential property book of business in our Continuing States.

•	Reduction in operating expenses as a result of declines in total employees and other cost reduction initiatives; and

•	Continued growth in our non-standard agency and non-standard underwriting business lines resulting from agency acquisitions in 2001 and 2002.

•	Charges to discontinued operations of $15.9 million, net of tax, related to the divestiture of our health operations, increases to our commercial and assumed reinsurance reserves, and the write-off of certain assumed reinsurance receivable balances.

For a depiction of the various components of revenue, expense and financial results for each of our business segments for the years ending December 31, 2003 please refer to Note L of our consolidated financial statements.

Standard property-casualty segment

In our standard property-casualty segment, we underwrite or sell personal automobile and residential property insurance through approximately 2,525 independent insurance sales agencies. In 2003, the standard property-casualty segment generated approximately $313.1 million in revenue, or approximately 50.7% of consolidated revenue. For the year ended December 31, 2003, net premiums written in our standard property-casualty lines decreased by $94.2 million, or 26.6%, to $260.4 million from $354.6 million in the prior year. Net premiums earned for standard property-casualty lines decreased by $19.4 million, or 6.1%, in 2003, to $300.9 million from $320.3 million in 2002. Our standard property-casualty segment pre-tax loss from continuing operations improved from a $7.7 million loss in 2002 to a loss of $2.9 million loss in 2003.

The decrease in both net premiums written and net premiums earned was primarily attributable to our 2003 reinsurance activity. Effective September 30, 2003, we entered into a 50% quota share agreement on our residential property book of business in our Continuing States, excluding Texas. The terms of the 2003 50% Quota Share include a term of one year, with the option of terminating the treaty on a cut-off basis on June 30, 2004, and a sliding scale ceding commission due from/to the reinsurers based on net written premiums and the loss performance of the subject book of business. Effective December 1, 2003, we added our residential property book of business in Texas to this 2003 50% Quota Share Agreement. Prior to December 1, 2003, the Texas residential property book of business was reinsured under the 2002 50% Quota Share treaty, which expired on November 30, 2003.

The impact of the 2003 50% Quota Share and the 2002 50% Quota Share on the standard property-casualty net premiums written and net premiums earned and policy fees in fiscal year 2003 was a reduction of $104.3 million and $97.7 million, respectively. Additionally, the continuation of management’s initiative to exit certain states (Georgia, Arkansas, Illinois, Indiana, Maryland, North Carolina, New Mexico, Nevada, Ohio and Virgina), our Discontinued States, further decreased net written and net premiums earned in 2003 by $28.7 million and $15.8 million respectively.

Although we do not expect our net written premium will significantly increase in 2004, we have implemented rate increases to address emerging loss trends and to protect our net written premium relative to expenses, or underwriting margin. During 2003, we implemented six rate increases in our standard automobile business line in the states of North Carolina, Ohio, West Virginia and Pennsylvania, which represented a weighted average premium increase of approximately 5.5% on actual gross written premiums during 2003 of $45.4 million. During 2003, we also implemented 17 rate increases in our standard residential property line in the states of West Virginia, Ohio, Pennsylvania, Tennessee, South Carolina, Arizona, Florida and New York which represented a weighted average premium increase of approximately 18.6% on estimated actual gross written premiums of $126.7 million.

Loss and loss adjustment expenses for standard property-casualty lines for the year ended December 31, 2003 decreased by $13.8 million, or 6.2%, to $207.8 million from $221.6 million in the prior year. The decrease in loss and loss adjustment expenses incurred was primarily attributable to a $9.0 million impact resulting from the effects of the 2003 50% Quota Share and improved underwriting results, offset by increases in catastrophe losses, including the $18.3 million in loss and loss adjustment expenses resulting from a series of hail storms in Texas and the Southeastern United States.

For the year ended December 31, 2003, the loss ratio for standard property-casualty segment was 66.5% compared with 68.1% at December 31, 2002. The decrease in the loss ratio was primarily attributable to improved underwriting performance, including improvements in claim severity for both our homeowners and auto businesses, only partially offset by the aforementioned $18.3 million catastrophe loss.

For the year ended December 31, 2003, policy acquisition expenses decreased by $8.6 million, or 11.9%, to $63.6 million from $72.2 million for the same period of the prior year. Policy acquisition expenses as a percentage of net premiums earned decreased to 22.1% in 2003 from 22.5% in 2002, reflecting the effects of the 2003 Quota Share and a shifting of business concentration to states with lower agent commissions and other policy acquisition expenses. The 2003 Quota Share treaty include a provisional ceding commission that is 11% higher than that of the 2002 50% Quota Share agreement.

Operating expenses increased by $4.6 million, or 11.5%, to $44.5 million from $39.9 million. The increase in operating expenses is primarily attributed to a $2 million increase in expenses related to Texas and a $2 million increase in expenses related to California. The increase in Texas is a direct result of the significant increase in that book of business throughout 2002 and the maintaining of this premium level throughout 2003. The increase in California relates to start-up costs as we began to write standard homeowner’s business in California in 2003.

The combined ratio for the standard property-casualty segment was 101.2% as of December 31, 2003 as compared to 102.5%, resulting in the improvements in the segment’s pre-tax results from continuing operations year over year. The improvement in the combined ratio from 2002 to 3003 is primarily a result of a 5.9% improvement in the loss ratio resulting from improvements in claim severity. Offsetting the improvement in claim severity was an increase in loss and loss adjustment expenses related to the $18.3 million net loss related to a series of hailstorms in Texas and the Southeastern United States.

Non-standard agency segment

Total revenues for the year ended December 31, 2003 were $145.9 million, an increase of $14.7 million or 11.2% as compared to total revenues of $131.2 million for the prior year.

Commission income for the year ended December 31, 2003 was $80.4 million, an increase of $12.9 million or 19.1% as compared to commission income of $67.5 million for the prior year. Commission income for our affiliated underwriting agencies for the year ended December 31, 2003 was $73.4 million, an increase of $10.3 million or 16.3% as compared to the commission income of $63.1 million for our affiliated underwriting agencies during the prior year. The increase in commission income for our affiliated underwriting agencies in 2003 as compared to 2002 was principally due to more favorable commission rates and an increase in contingent commission income related to positive loss ratio development. In addition to the improved commission rates and increased contingent commissions, results in 2003 were favorably impacted from a full year of operating results of Drivers’ Choice, which we acquired on September 1, 2002. Commission income related to our retail agencies sales of unaffiliated insurance companies products was $7.0 million for the year ended December 31, 2003, an increase of $2.2 million or 45.8% as compared to commission income for unaffiliated insurance company of $4.8 million in the prior year.

Policy service fee income for the year ended December 31, 2003 was $39.0 million, an increase of $1.8 million or 4.8% as compared to policy service fee income of $37.2 million for the prior year. The increase in policy service fees during 2003 as compared to 2002 was principally due to increased installment billing fees in our affiliated underwriting agencies in Texas.

Claim processing fee income for the year ended December 31, 2003 was $26.5 million, equal to the amount of claims processing fee income of $26.5 million for the prior year.

Operating expenses for the year ended December 31, 2003 were $126.6 million, an increase of $8.2 million or 6.9% as compared to total expenses of $118.4 million for the prior year. Commission expenses for the year ended December 31, 2003 were $23.8 million, a decrease of $2.8 million or 10.5% as compared to $26.6 million for the prior year, principally due to a decline in commission rate to 15.1% in 2003 from 16.4% during the prior year. Workforce expense for the year ended December 31, 2003 was $57.7 million, increase of $3.5 million or 6.5% as compared to workforce expense of $54.2 million in the prior year. Depreciation, amortization and other operating expenses for the year ended December 31, 2003 were $44.7 million, an increase of $7.1 million or 18.9% as compared to $37.6 million for the prior year.

Pre-tax income for the year ended December 31, 2003 was $18.6 million, an increase of $6.8 million or 57.6% as compared to pre-tax income of $11.8 million for the prior year. For the year ended December 31, 2003 the pre-tax margin was 12.7% an increase from the 9.0% pre-tax margin recorded in the prior year.

Non-standard underwriting segment

Total revenues for the year ended December 31, 2003 were $192.3 million, an increase of $14.4 million or 8.1% as compared to total revenues of $177.9 million in the prior year. The increase in total revenue during 2003, as compared to prior year was principally due to increases in net premiums earned and policy service fee income.

For the year ended December 31, 2003, net premiums earned were $167.4 million an increase of $5.9 million or 3.7% as compared to net premiums earned of $161.5 million in the prior year. Of our total net premiums earned of $167.4 million for the year ended December 31, 2003, the net premiums earned on policies written through our affiliated underwriting agencies were approximately $136.7 million, a decrease of $3.0 million or 2.2% as compared to the prior year. The decrease in net premiums earned during 2003 as compared to 2002 was principally due to reduction in our retention of business written through our affiliated underwriting agencies. For the year ended December 31, 2003 we retained $150.8 million of net premiums written or 54.8% the gross premiums written through our affiliated underwriting agencies, as compared to $173.9 million of net premiums written or 61.5% of the gross premiums written in the prior year.

Net premiums earned on policies written through unaffiliated underwriting agencies were $30.7 million for the year ended December 31, 2003, an increase of $8.9 million or 40.8% as compared to net premiums earned of $21.8 million for the prior year. The increase in net premiums earned during 2003 was principally due to an increase in premium volume from an unaffiliated underwriting agency where we retain 100% of the premium written by the agency.

For the year ended December 31, 2003, policy fee and other income was $24.9 million, an increase of $8.4 million or 50.9%, as compared to $16.5 million of fee income in the prior year. The increase in fee income was due to increases in policy service fees, partially offset by a decline in issuing carrier fees. For the year ended December 31, 2003 policy service fee income was $22.0 million, and increase of $10.9 million compared to $11.1 million in policy service fee income in the prior year. The increase in policy service fees principally a result of increases in fee income of the non-standard automobile business produced by our underwriting agencies in Texas and Florida and written by the insurance companies. We also collected issuing carrier fees of approximately $2.9 million for the year ended December 31, 2003, as compared to $5.4 million in 2002. The decrease in issuing carrier fees was primarily attributable to the decrease in gross premiums written through an unaffiliated underwriting agency in California that we terminated in the fourth quarter of 2002.

For the year ended December 31, 2003, loss and loss adjustment expenses were $114.4 million, an increase of $14.1 million or 14.1% as compared to $100.3 million of loss and loss adjustment expenses in the prior year. The loss ratio and loss adjustment expense ratio for year ended December 31, 2003 was 60.4%, compared with 58.1% for the prior year. The increase in loss and loss adjustment expenses was primarily attributable to the increase in premium volume during 2003 as compared to prior year and increases in the loss and loss adjustment expenses of both affiliated and unaffiliated underwriting agencies during 2003 as compared to 2002.

Total policy acquisition and operating expenses for the year ended December 31, 2003 were $68.7 million, an increase of $1.6 million or 2.4% as compared to $67.1 million in the prior year. The increase in policy acquisition and operating expenses incurred was primarily attributable to the increase in premium volume during 2003 as compared to prior year and partially offset by a decrease in the expense ratio related to the business produced through our affiliated underwriting agencies.

For the year ended December 31, 2003, pre-tax income was $9.2 million, a decrease of $1.4 million, compared to $10.6 million of pre-tax income in the prior year. Our combined ratio for the year ended December 31, 2003 was 96.6% compared to 97.0% for the prior year.

Life insurance segment

We provided a variety of life insurance products through our holdings in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. American Founders’ business is currently driven by the acquisitions of closed blocks of life insurance policies and, by marketing and distributing its single premium annuity products. Our life insurance products are sold through marketing firms, financial institutions and 400 independent agents located throughout 41 states and the District of Columbia. At December 31, 2003, American Founders had approximately $2.0 billion (face value) of life and annuity products in force, and approximately $725.8 million in invested assets.

In 2003, our life insurance segment generated approximately $42.3 million in revenue, or 6.9% of consolidated revenue, excluding realized gains and losses. Segment pre-tax income from continuing operations for our life insurance segment improved from a loss of $18.6 million in 2002 to income of $7.4 million in 2003.

Life insurance premiums and policy fees decreased to $11.1 million from $14.0 million in the prior year as a result of normal declines on closed blocks and increased reinsurance. Investment income decreased from $36.0 million the prior year to $28.3 million in the current year. The decrease in investment income is attributed to several factors. First, average invested assets decreased, excluding policy loans from $590.6 million in 2002 to $561.7 million in 2003. Compounding the impact on investment income from the decrease in the overall size of the investment portfolio was higher levels of mortgage-backed security paydowns and decreases in overall interest rates in 2003. The weighted average annual yield (excluding realized and unrealized gains and losses) on invested assets for the year ended December 31, 2003 was 5.0% compared to 6.2% in the prior year.

Our life insurance segment reflects realized gains of $2.4 million in 2003 compared to realized losses of $28.2 million in the priory year. The realized losses in 2002 were primarily related to the write-off of approximately $27 million of loans held as assets by American Founders. During 2002, we actively sought collection of these loans, including the filing of civil lawsuits seeking to collect these loans and cooperation with the Mexican Attorney General in a criminal investigation related to the conduct of some of the individuals responsible for these loans. As of December 31, 2002, we had seen no indications that these individuals would voluntarily perform on these loans, and we expected to engage in protracted civil litigation regarding this matter. Accordingly, we concluded that these loans were impaired and recorded an estimated loss on these loans equal to their entire balance. This write-off reduced American Founders’ statutory surplus significantly.

In an effort to restore American Founders’ surplus to an acceptable level, we increased a third party reinsurer’s coinsurance participation in substantially all of American Founders’ business from 35% to 62.5%, effective October 1, 2002. At December 31, 2003, American Founders had improved its statutory capital to $35.7 million from $30.6 million at December 31, 2002, reflecting a full year’s impact of the our increased use of coinsurance and continued profitability.

Corporate and other segment

For the year ended December 31, 2003, net investment income related to our property-casualty underwriting operations decreased by $6.0 million to $12.4 million from $18.4 million in 2002. The decrease in interest income is attributed to several factors. First, average invested assets decreased from $409.7 million in 2002 to $407.4 million in 2003. Compounding the impact on investment income from the decrease in the overall size of the investment portfolio was higher levels of mortgage-backed security paydowns and decreases in overall interest rates in 2003. The weighted average annual yield (excluding realized and unrealized gains and losses) on invested assets for the year ended December 31, 2003 was 3.1% compared to 4.0% in the prior year.

In 2003, we incurred $65.9 million of litigation and arbitration settlement expenses related to our 1997 20 percent quota share arbitrations with NRMA, Dorinco and Alfa (as discussed in the “Reinsurance Arbitrations” section on page 6, in Item 3. Legal Proceedings and in Note G. Commitments and Contingencies) and other disputed balances compared to a charge of $9.0 million in 2002. In 2002, we reduced our estimated recoverables from the 20% whole account quota share arbitrations by $23.6 million and received a $16 million gain, before expenses, in a litigation settlement with Cincinnati Insurance Company.

In 2003, operating expenses decreased by $6.5 million from the prior year. The decrease was primarily due to $4.2 million of severance expense incurred by the Company in 2002. The remaining decrease in operating expenses is attributed to lower legal expenses and decreased compensation expense.

Our corporate interest expense includes interest payable on our 8.75% senior debentures due in 2025, interest on certain Federal Home Loan Bank borrowings and our commercial credit borrowings. Interest expense for the twelve months ended December 31, 2003 was $6.4 million compared to $8.6 million in the previous year. The decrease in interest expense is attributable to the repurchase of approximately $24.7 million face amount of our long-term debentures during 2002, which also resulted in a pre-tax gain of $9.5 million during 2002.

The Company’s adoption of the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) resulted in the Deferrable Capital Security distributions for the six months ended December 31, 2003 being included as a component of segment pre-tax income (loss). Pursuant to the provisions of SFAS No. 150, the classification of Deferrable Capital Security distributions for prior periods was not changed. As a result, $0.9 million increased the pre-tax loss for the corporate and other segment.

During 2003, we redeemed $2.2 million face amount of Deferrable Capital Securities in exchange for approximately 402 thousand shares of common stock resulting in a pre-tax gain of $.6 million. Pursuant to the provisions of SFAS No. 150, the gain is reflected as a component of income from continuing operations.

Discontinued Operations

In 2003, recorded charges for our discontinued operations for the following items (net of tax):

•	$4.4 million related to our discontinued health insurance and consulting businesses.

•	$6.8 million related to settlement of the CIGNA arbitration and the Nichols lawsuit.

•	$0.9 million valuation allowance for certain assumed reinsurance receivables.

•	$3.8 million in development of our commercial and assumed reinsurance loss reserves.

In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines. Accordingly, our health insurance and consulting lines results for all periods presented have been reclassified in our financial statements as part of discontinued operations and are classified as operations held for sale. We consummated the sale of Aegis Financial Corporation (Aegis) and its subsidiary States General Life Insurance Company (States General) effective September 30, 2003 for $4.6 million. The sales price was financed through a $5.0 million note issued by the buyer payable to Vesta Fire. The sale of Aegis resulted in the Company recording an after-tax loss of $2.3 million, which is reflected as a component of discontinued operations. For the year ended December 31, 2003, we recorded a loss of $4.4 million, net of tax, for our health operations and our consulting business, including the aforementioned loss on the sale of Aegis.

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

Based upon available information, we believe the recorded reserves for discontinued operations at December 31, 2003 are adequate. However, we will continue to monitor these reserves and their related claims activity and experience. Further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

For the year ended December 31, 2003, we recorded an after-tax loss of $11.5 million for reinsurance assumed and commercial lines businesses primarily related to the recording of an after-tax charge of $6.8 million on the CIGNA Property and Casualty Insurance Company arbitration reinsurance assumed receivables and the settlement of other litigation, and an after-tax charge of $4.7 million related to reserve adjustments and valuation allowances for receivables related to our commercial and assumed reinsurance books of business. See Item 3. Legal Proceedings, and Note G. Commitments and Contingencies to the consolidated financial statements for a further discussion of the CIGNA arbitration.

The Company’s prior results have been reclassified to reflect the historical results from discontinued operations.

Income taxes

For the year ended December 31, 2003, we recorded an income tax expense of $62.1 million, compared with an income tax benefit of $6.0 million recorded in the prior year. During the fourth quarter of 2003, we recorded a deferred tax asset valuation expense of $75.4 million, which is reflected as a component on income tax expense.

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

Standard property-casualty segment

In our standard property-casualty segment, we underwrite or sell personal automobile and residential property insurance through approximately 2,525 independent insurance sales agencies. In 2002, the standard property-casualty segment generated approximately $326.0 million in revenue, or approximately 54.3% of consolidated revenue.

For the year ended December 31, 2002, net premiums written in our standard property-casualty lines increased by $96 million (up 36.3%), to $360 million from $264 million in the prior year. Net premiums earned for standard property-casualty lines increased by $74.2 million in 2002, up 30.2%, to $320.3 million from $246.1 million in 2001. The increase in both net premiums written and net premiums earned was primarily attributable to increased writings in Texas of $130.4 million compared with $16.4 million in the prior year. The growth in premiums was partially offset by decreased writings in the Midwest and Mid-Atlantic regions in connection with our decision to terminate agents and withdraw from certain states. Effective December 1, 2002, we ceded 50% of the premiums and losses on our Texas residential property business to third party reinsurers pursuant to the 2002 50% Quota Share.

In 2002, implemented rate increases to address emerging loss trends and to protect our net written premium relative to expenses, or underwriting margin. During 2002, we implemented 21 rate increases in our standard automobile business line, which represented an average premium increase of approximately 11.6%. In 2002, we also implemented 23 rate increases in our standard residential property line, which represented an average increase of approximately 13.5%.

Loss and loss adjustment expenses for standard property casualty lines for the year ended December 31, 2002 increased by $59.9 million (up 37.1%) to $221.5 million from $161.6 million in the prior year. The increase in loss and loss adjustment expenses incurred was primarily attributable to our growth in business in Texas. Loss and loss adjustment expenses in Texas were $57.2 million in 2002, compared with $1.7 million in the prior year.

For the year ended December 31, 2002, the loss ratio for standard property-casualty segment was 68.1% compared with 64.7% at December 31, 2001. The increase in the loss ratio was primarily attributable to deteriorating results in the first half of 2002 in Pennsylvania, West Virginia and certain other states that deteriorated because of increased severity and frequency. The loss ratio for these states, and the entire segment, returned to more normal levels in the second half of 2002.

For the year ended December 31, 2002, policy acquisition expenses increased by $17.4 million (up 31.8%) to $72.2 million from $54.8 million for the same period of the prior year. In 2002, policy acquisition expenses related to our activities in Texas increased to $22.4 million from $.6 million in 2001. Operating expenses increased by $7.5 million, or 23.1%, to $39.9 million from $32.4 million, primarily as a result of our growth in Texas.

Non-standard agency segment

Total revenues for the year ended December 31, 2002 were $131.2 million, an increase of $125.0 million as compared to total revenues of $6.2 million for the prior year. The significant increase in total revenue in 2002, as compared to 2001, was principally due to the acquisitions of six retail and/or underwriting agencies in 2001 and 2002. A-Affordable and Space Coast were acquired in October of 2001 and American Agencies, Harbor and InsureOne were acquired in January of 2002. In September of 2002, we acquired Drivers’ Choice. Prior to the six acquisitions, we operated one retail agency that produced non-standard automobile policies for unaffiliated insurance companies.

Total expenses for the year ended December 31, 2002 were $118.4 million, an increase of $109.3 million as compared to total expenses of $9.1 million for the prior year. The increase in total expenses in 2002, as compared to 2001, was principally due to the acquisitions of six retail and/or underwriting agencies in 2001 and 2002, as mentioned above.

For the year ended December 31, 2002, pre-tax income was $11.8 million, an increase in pre-tax income of $14.7 million, as compared to a pre-tax loss of $2.9 million in the prior year.

Non-standard underwriting segment

Total revenues for the year ended December 31, 2002 were $177.9 million, an increase of $163.3 million from the prior year total revenues of $14.6 million. The significant increase in total revenue in 2002, as compared to 2001, was principally attributable to new business produced by our affiliated underwriting agency operations, which acquired several agencies in late 2001 and early 2002.

For the year ended December 31, 2002, net premiums earned were $161.5 million an increase of $151.3 million as compared to net premiums earned of $10.2 million in the prior year. Of our total net premiums earned of $161.5 million for the year ended December 31, 2002, the net premiums earned on policies written through our affiliated underwriting agencies were approximately $139.7 million and net premiums earned on policies written through unaffiliated underwriting agencies were $21.8 million. The largest component of our net premiums earned on policies written through our affiliated underwriting agencies was approximately $122.5 million of net premiums earned on policies written through InsureOne, which we acquired January 1, 2002.

For the year ended December 31, 2002, fee income was $16.5 million, an increase of $12.1 million, as compared to $4.4 million of fee income in the prior year. The increase in fee income was due to increases in policy service fees and issuing carrier fees. For the year ended December 31, 2002 policy service fee income was $11.1 million, compared to $0.2 million in policy service fee income in the prior year. The increase in policy service fees principally a result of the non-standard automobile business of InsureOne written by the insurance companies in 2002. We also collected issuing carrier fees of approximately $5.4 million for the year ended December 31, 2002, as compared to $4.2 million in 2001. The increase in issuing carrier fees was primarily attributable to increases in gross premiums written of two unaffiliated underwriting agencies in 2002 as compared to 2001.

For the year ended December 31, 2002, loss and loss adjustment expenses were $100.3 million, an increase of $92.3 million as compared to $8.0 million of loss and loss adjustment expenses in the prior year. The increase in loss and loss adjustment expenses was primarily attributable to the increase in earned premium produced by affiliated underwriting agency operations. The loss ratio and loss adjustment expense ratio for year ended December 31, 2002 was 58.1%, compared with 77.4% for the prior year.

Total policy acquisition and operating expenses for the year ended December 31, 2002 were $67.1 million, an increase of $64.5 million as compared to policy acquisition and operating expenses of $2.6 million in the prior year. The increase in policy acquisition and operating expenses was consistent with the corresponding increase in earned premium which was primarily attributable to the increase in earned premium produced by affiliated underwriting agency operations. The expense ratio for the year ended December 31, 2002 was 37.7%, as compared to an expense ratio of 18.1% for the prior year.

For the year ended December 31, 2002, pre-tax income was $10.6 million, an increase of $6.7 million in 2002, as compared to $3.9 million in the prior year. Our combined ratio for the year ended December 31, 2002 was 97.0% compared to 102.9% for the prior year.

Life insurance segment

At December 31, 2002, American Founders had approximately $2.5 billion (face value) of life and annuity products in force, and approximately $721.9 million in invested assets.

In 2002, our life insurance segment generated approximately $51.7 million in revenue, or 9.0% of consolidated revenue, excluding realized gains and losses. Realized losses in 2002 consist primarily of a write-off of approximately $27 million of collateral loans (see discussion below).

Life insurance premiums and policy fees increased to $14.0 million from $13.7 million in the prior year as a result of the inclusion of a full year results for acquisitions of Imperial General, Teton National and Washington Life made in 2001 partially offset by normal declines on closed blocks and increased reinsurance. Investment income decreased from the prior year because of an overall decline in market interest rates during 2002. In addition, investment income declined by approximately $1.5 million in 2002 because we did not accrue interest on approximately $27 million of non-performing loans held as investments in our life insurance segment. As described below, these loans were written off in the fourth quarter of 2002.

During 2002, we actively pursued collection of approximately $27 million in loans held as assets by American Founders, including the filing of civil lawsuits seeking to collect these loans and cooperation with the Mexican Attorney General in a criminal investigation related to the conduct of some of the individuals responsible for these loans. We believed that these collection efforts would yield in a short time period positive indications that the individuals responsible for repaying these loans would acknowledge their obligations and voluntarily perform. As of December 31, 2002, we had seen no indications that these individuals would perform on the loans. Accordingly, we concluded that these loans were impaired and recorded an estimated loss on these loans equal to their entire balance. This write-off reduced American Founders’ statutory surplus significantly.

In an effort to restore American Founders’ surplus to an acceptable level, we increased a third party reinsurer’s coinsurance participation in substantially all of American Founders’ business from 35% to 62.5%, effective October 1, 2002. At December 31, 2002, American Founders had statutory capital of $30.6 million compared with $35 million at December 31, 2001. While this increased reinsurance positively impacted American Founders’ statutory capital at December 31, 2002, it negatively impacted financial results for the fourth quarter, as the decline in policyholders benefits was more than offset by the decline in premium and investment income.

Corporate and other segment

For the year ended December 31, 2002, net investment income related to our property-casualty underwriting operations decreased by $1.7 million to $18.4 million from $20.1 million in 2001. The weighted average yield on invested assets for 2002 (excluding realized and unrealized gains) was 4.97% compared with 6.5% for the year ended December 31, 2001. The decrease in investment income was primarily attributable to a decline in overall market interest rates.

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

In 2002, operating expenses increased by $7.6 million from the prior year primarily because of a severance payment to our former Chairman of approximately $4.2 million in connection with his resignation in December, 2002. As part of that severance, the former Chairman forfeited 595,000 shares of restricted stock and repaid $2.6 million of loans plus accrued interest.

Discontinued operations

In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines. Accordingly, our health insurance and consulting lines results for 2002 have been reclassified in our financial statements as part of discontinued operations and are classified as operations held for sale. For the year ended December 31, 2002, we recorded a pre-tax loss of $9.9 million for our health operations and $1.8 million for our consulting business. These results include writedowns in the fourth quarter of $7.9 million and $1.2 million, representing the previously recorded goodwill for the health insurance and consulting lines, respectively.

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

During 2002, we experienced an unexpected increase in the severity and volume of reported claims associated with both our discontinued assumed reinsurance and commercial lines and increased payments on claim reserves. Additionally, in the second quarter of 2002, we received an award of $16.4 million from our arbitration with F&G Re related to two loss ratio contracts covering accident years 1996 and 1997. In our financial statements, we recorded a charge of $13.6 million to reflect the difference between our recorded recoverable of $30 million and the award amount. The charge was recorded in our Assumed Reinsurance segment which is included in discontinued operations, consistent with the manner in which premiums and losses were originally recorded. As a result of these items, we recorded a pre-tax charge of $22.9 million in our financial statements for the year ended December 31, 2002.

Income taxes

For the year ended December 31, 2002, we recorded an income tax benefit of $6.0 million, compared with an income tax benefit of $4.4 million recorded in the prior year. Our effective tax rate of 35% in 2002 was consistent with our effective tax rate in the prior year.

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

Vesta’s principal source of liquidity and capital resources to meet its holding company obligations is dividends paid by our subsidiaries. Many of our subsidiaries are insurance companies that are individually supervised by various state insurance regulators, and other unregulated companies that we own, such as Affirmative Insurance Holdings, Inc. (formerly known as Instant Insurance Holdings, Inc.), are owned indirectly through a regulated insurance company. Given our organizational structure, we rely on two subsidiaries to pay dividends to our holding company or otherwise fund the obligations of our holding company on its behalf – Vesta Fire Insurance Corporation, an Illinois domiciled insurer, and J. Gordon Gaines, Inc., a Delaware business corporation.

Dividends from Vesta Fire

Transactions between Vesta and its insurance subsidiaries, including the payment of dividends, are subject to certain limitations under the insurance laws of those subsidiaries’ domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends out of unassigned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. The Illinois Insurance Department has indicated that these dividend limitations prohibit the payment of dividends if the insurer has negative or zero “unassigned funds” at the end of the prior year, as reported on its statutorily required annual statement. Our lead insurance subsidiary, Vesta Fire, reported negative “unassigned funds” on its annual statement for 2003, and is expected to continue to report negative unassigned funds for the foreseeable future. Accordingly, we may not be able to declare and pay a dividend from our lead insurance company subsidiary for the foreseeable future without prior approval. There can be no assurance that Vesta Fire will be able to obtain the requisite regulatory approval for the payment of dividends. Vesta Fire did not pay any dividends in 2003.

Dividends from J. Gordon Gaines

J. Gordon Gaines, Inc. provides administrative services to all of our property – casualty insurance subsidiaries in exchange for fees pursuant to an administrative services agreement and, with respect to our Texas Select Lloyds Insurance Company, an attorney-in-fact agreement. These management agreements are subject to certain regulatory standards which generally require their terms and fees to be fair and reasonable. The Illinois or Texas Departments of Insurance may review these agreements from time to time to insure the reasonableness of their terms and fees, and it is possible that such terms and fees could be modified to reduce the amounts available to our holding company. Assuming these management agreements are not modified in a material respect, we believe that J. Gordon Gaines, Inc. will be able to pay dividends to our holding company, or otherwise fund the obligations of our holding company on its behalf, sufficient to fund our anticipated needs (including debt service) for at least the next twelve months. During 2003, J. Gordon Gaines and Texas Select Lloyds paid $18.6 million in dividends to our holding company. Management believes that the forecasted dividends that will be available from J. Gordon Gaines and Texas Select Lloyds will be sufficient to allow our holding company to meet all of its scheduled debt payment and operating expenses in 2004.

Credit Facilities

Effective February 1, 2003, we entered a $30 million revolving credit arrangement with First Commercial Bank of Birmingham, Alabama (“First Commercial”), secured by a pledge of 358,375 shares of our holding company’s ownership in the common stock of Affirmative Insurance Holdings, Inc. representing approximately 40.6% of Affirmative’s issued and outstanding shares of capital stock as of December 31, 2003. The new facility bears interest at First Commercial’s prime rate and will mature no earlier than June 30, 2005. As of December 31, 2003, we had drawn the entire $30 million available under this Agreement.

This credit agreement contains covenants which require us to maintain (i) consolidated GAAP net income (excluding realized gains and losses) of at least $15 million for any calendar year, (ii) consolidated debt to capital ratio of no more than 39%, measured on a quarterly basis, (iii) an A.M. Best rating of “B” or better, measured continuously, (iv) consolidated GAAP net worth of at least $208 million, measured quarterly, (v) an interest coverage ratio of not less than 1.5 to 1 for any calendar year and (vi) risk-based capital of not less than 150% of the NAIC’s authorized control level, measured continuously. As of December 31, 2003, the Company was in non-compliance with its consolidated GAAP net income, interest coverage ratio, consolidated debt to capital ratio, and GAAP net worth covenants. First Commercial has waived compliance with these covenants through December 31, 2004.

Although management does not anticipate an event of default with respect to these covenants in 2004, there can be no assurance that we will remain in compliance with these covenants in the future. Furthermore, current dividend levels from Vesta Fire and J. Gordon Gaines would not be sufficient to repay the anticipated outstanding balance of this credit facility were we to violate a covenant without seeking prior approval. Although management believes the Company would be able to secure waivers on any future covenant violations, the failure to obtain such waivers of the potential covenant violations or refinance the credit facility on similar terms could have a material adverse impact on our financial condition. The failure of the Company to secure refinancing of the credit facility would force the Company to secure other forms of financing as current operating cash flows would not be sufficient to cover the contractually required debt service requirements. The Company’s inability to secure other financing to refinance the credit facility would have a material adverse impact on the Company. Additionally, refinancing the Credit Facility with other financing at higher interest rates could negatively impact the Company’s financial performance.

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

Our subsidiary operations also involve ongoing reinsurance recoverable disputes that could result in an obligation to repay certain amounts to reinsurers from whom we have collected funds. In connection with these disputes, our principal operating subsidiary, Vesta Fire, has obtained letters of credit for the benefit of reinsurers for which it is contingently liable. At December 31, 2003, Vesta Fire was contingently liable for $38.5 million under the terms of letters of credit obtained in connection with these reinsurance disputes.

Additionally, we regularly obtain letters of credit or otherwise pledge securities for the benefit of ceding insurers in our nonstandard underwriting segment pursuant to reinsurance contracts. As of December 31, 2003, we had pledged approximately $16.4 million in securities pursuant to these reinsurance contracts.

In the event we are unsuccessful in having the NRMA arbitration ruling vacated, Vesta Fire will be required to make a $28.1 million payment to NRMA by April 1, 2004. Vesta Fire has sufficient level of liquid assets to meet this obligation in the event payment is required.

Contractual and Contingent Obligations - Consolidated

Contractual Obligations

The following table sets forth the principal maturities of our material contractual obligations owing to third parties at December 31, 2003 (in thousands):

	Total	Less than 1 year	2-3 years	4 - 5 years	After 5 years
8.75% Senior Debentures	$55,925	$—	$—	$—	$55,925
8.525% Deferrable Capital Securities	20,252	—	—	—	20,252
Federal Home Loan Bank advances (1)	158,811	99,184	5,873	5,673	48,081
Line of credit	30,000	—	30,000	—	—
Consideration due for acquisitions (2)	14,295	10,378	3,767	150	—

	$279,283	$109,562	$39,640	$5,823	$124,258

(1)	As part of the Federal Home Loan Bank program, as more fully described in Note N to our financial statements, we have pledged securities with a market value of approximately $178.8 million to secure our obligation of $158.8 million. We intend to renew all Federal Home Loan Bank advances maturing in the current year, however in the unlikely event we elect not to renew all maturing advances, we could liquidate the pledged investments to satisfy the obligation.
(2)	Consideration due for acquisitions relates to non-standard agency acquisitions consummated in 2002. Aggregate amount is reflected on our consolidated balance sheet as a component of other liabilities.

Future payments for our interest and operating lease obligations to third parties at December 31, 2003 are as follows (in thousands):

	Total	Less than 1 year	2-3 years	4 - 5 years	After 5 years
8.75% Senior Debentures	$105,202	$9,787	$9,787	$9,787	$75,841
8.525% Deferrable Capital Securities	44,001	1,913	3,827	3,827	34,434
Federal Home Loan Bank advances	66,811	5,739	9,859	9,131	42,082
Line of credit	3,000	1,200	1,800	—	—
Consideration for acquisitions	2,221	1,287	934	—	—
Operating leases	36,396	9,729	15,045	7,463	4,159

	$257,631	$29,655	$41,252	$30,208	$156,516

Contingent Obligations

As discussed above, our subsidiary operations are also involved in ongoing reinsurance recoverable disputes that could result in an obligation to repay certain amounts to reinsurers from whom we have collected funds. In connection with these disputes, our principal operating subsidiary, Vesta Fire, has obtained letters of credit for the benefit of reinsurers for which it is contingently liable. At December 31, 2003, Vesta Fire was contingently liable for $38.5 million under the terms of letters of credit obtained in connection with these reinsurance disputes.

Additionally, we regularly obtain letters of credit or otherwise pledge securities for the benefit of ceding insurers in our nonstandard underwriting segment pursuant to reinsurance contracts. As of December 31, 2003, we had pledged approximately $16.4 million in securities pursuant to these reinsurance contracts.

Inter-company obligations

In addition to the contractual obligations of our holding company to third parties presented in the tables above, our holding company owes contractual obligations to certain of our subsidiaries that are eliminated in consolidation of our financial statements. As of December 31, 2003, our insurance company subsidiaries held $13.2 million face amount of our 8.75% Senior Debentures due 2025 and $44.1 million face amount of our 12.5% Senior Notes due in December of 2005. Our holding company paid these subsidiaries approximately $6.7 million in interest payments in 2003 which was eliminated in consolidation.

Current dividend levels from Vesta Fire and J. Gordon Gaines are not sufficient to repay the entirety of the inter-company obligations. Failure to repay these amounts could have a material adverse affect on the statutory capital of our subsidiaries. Furthermore, failure to receive regulatory approval to refinance these obligations on favorable terms could negatively impact the financial results of the Company.

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

On a consolidated basis, net cash (used in) provided by operations for the year ended December 31, 2003 and 2002, was $(16.4) million and $122.6 million, respectively. Cash flow from operations was negative for the current period primarily due to decreases in reinsurance balances payable and unearned premium reserves, reflecting the impact of our increased reinsurance activity at the end of 2002 and throughout 2003. Net cash used in investing activities was $(8.3) million and $(1.1) million for the year ended December 31, 2003 and 2002, respectively, reflecting the impact of acquisitions in the current year offset by lower investment security purchases. Net cash provided by (used in) financing activities was $(23.5) million and $(4.4) million for the year ending December 31, 2003 and 2002, respectively. In 2003, our financing activities were changed in that we reduced our FHLB advances.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This statement is effective for 2003 and amends SFAS No. 123, “Accounting for Stock-Based Compensation” by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires additional disclosures related to the effect of stock-based compensation on reported results. Vesta has adopted the disclosure provisions of SFAS No. 148 and has determined the Company will continue to account for stock-based compensation based on Accounting Principles Board Opinion No. 25.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” related to a guarantors accounting for, and disclosures of, the issuance of certain types of guarantees. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and have been included in the Notes to the consolidated financial statements included herein. The impact on the Company’s financial statements from the application of the recognition and measurement provisions of FIN No. 45 is dependent on the level of guarantees issued or modified in 2003 and thereafter. No guarantees were issued or modified during the year ended December 31, 2003, which were impacted by the provisions of FIN No. 45.

In January 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued FIN 46-R, which replaces FIN 46. FIN 46-R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support form other parties. The effective date of FIN 46-R is March 31, 2004. However, FIN 46-R shall be applied to entities that are considered special-purpose entities no later than as of the end of the first reporting period that ended after December 31, 2003 (as of December 31, 2002 for the Company). The application of FIN 46-R had no effect on our consolidated financial statements as of December 31, 2003. The Company is currently evaluating the impact of FIN 46-R on entities not considered to be special-purpose entities, which would be required to be consolidated as of March 31, 2004. The Company does not anticipate a material impact on its financial position or results of operations from the adoption of FIN 46-R related to these entities.

On October 1, 2003, the Company adopted Derivatives Implementation Group Issue No. B-36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only partially Related to the Creditworthiness of the Obligor under Those Instruments”(DIG B-36). DIG B-36 requires the bifurcation of embedded derivatives within certain modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as invested assets the third-party securities to which the creditor is exposed. In connection with the adoption of DIG B-36, the Company elected to reclassify to trading securities the investments, which are held in a separate trust, supporting a funds withheld treaty. In addition, the Company recognized a loss from the cumulative effect from the adoption of DIG B-36 of $1,167, net of tax, in connection with recording the derivatives embedded in its modified coinsurance and funds withheld coinsurance arrangements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS No. 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to the provisions of SFAS No. 150. The Company has not entered into any financial instruments within the scope of SFAS No. 150 since May 31, 2003. The Company’s Deferrable Capital Securities are subject to the provisions of SFAS No. 150. Accordingly, the outstanding balance of the Company’s Deferrable Capital Securities of $20.3 million as of December 31, 2003 has been reclassified to a component of total liabilities from the previous “mezzanine” debt classification. Furthermore, Deferrable Capital Security distributions of $0.9 million, representing the aggregate distributions of our Deferred Capital Securities since the date of adoption, are reflected as a component of income from continuing operations in our consolidated 2003 statement of operations. The classification of Deferrable Capital Securities and Deferrable Capital Security distributions for all prior periods remains unchanged, pursuant to the provisions of SFAS No. 150.

In November 2003, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on quantitative and qualitative disclosures included in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The effective date of the consensus was for fiscal years ending after December 15, 2003. The Company has applied the consensus and the required disclosures are included our discussion of our critical accounting policies and in Note E to the consolidated financial statements.

In July 2003, the AICPA issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 provides guidance on the reporting method and presentation of separate accounts, recognition of gains and losses on the transfer of assets from the general account to a separate account, as well as several liability valuation issues related to nontraditional long-duration contracts such as universal life and annuity contracts. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003. Management is currently analyzing the effects that the implementation of SOP 03-1 will have on our consolidated financial statements.

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

The following table sets forth the estimated market values of our fixed maturity investments, mortgage and collateral loans, annuities, and equity investments resulting from a hypothetical immediate 100 basis point adverse change in interest rates and a 10% decline in market prices for equity exposures, respectively from levels prevailing at December 31, 2003:

Amount (in thousands)
Fixed Maturity Investments	$850,906
Equity Investments	29,937
Mortgage and collateral loans	9,089
Annuity liabilities	366,093

The decrease in fair values based on an adverse change in interest rates for fixed maturity investments, mortgage and collateral loans, and annuity liabilities, was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors

To the Stockholders of

Vesta Insurance Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Vesta Insurance Group, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Long-Lived Assets.” In addition, as discussed in Note A to the Financial Statements, effective July 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Further, as discussed in Note A to the Financial Statements, effective October 1, 2003, the Company adopted Derivatives Implementation Group Issue No. B-36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments.”

/s/ PRICEWATERHOUSECOOPERS LLP

Birmingham, Alabama

March 14, 2004

Vesta Insurance Group, Inc

Consolidated Balance Sheets

(amounts in thousands, except share data)

	December 31, 2003	December 31, 2002
Assets:

Fixed maturities available for sale - at fair value (cost: 2003 - $674,623; 2002 - $829,982)	$692,260	$863,695
Fixed maturities - trading	161,348	—
Equity securities—at fair value: (cost: 2003— $28,454; 2002— $26,072)	29,937	27,055
Mortgage loans	9,089	12,124
Policy loans	57,209	61,278
Short-term investments	6,146	9,679
Other invested assets	30,083	39,262

Total investments	986,072	1,013,093
Cash	92,376	140,593
Accrued investment income	11,012	11,866
Premiums in course of collection (net of allowances for losses of $1,176 and $897 in 2003 and 2002)	116,345	128,799
Reinsurance balances receivable	423,751	355,054
Reinsurance recoverable on paid losses	46,484	79,334
Deferred policy acquisition costs	51,537	71,752
Property and equipment	21,070	22,123
Deferred income taxes	—	46,176
Assets held for sale	—	9,598
Goodwill	133,448	123,018
Other intangible assets	16,315	11,853
Other assets	14,004	29,599

Total assets	$1,912,414	$2,042,858

Liabilities:
Policy liabilities	$668,298	$678,419
Losses and loss adjustment expenses	355,555	322,320
Unearned premiums	329,773	306,782
Federal Home Loan Bank advances	158,811	176,793
Reinsurance balances payable	55,938	100,860
Deferred income taxes	8,893	—
Line of Credit	30,000	30,000
Long term debt	75,932	55,795
Liabilities held for sale	—	5,632
Other liabilities	117,616	107,951

Total liabilities	1,800,816	1,784,552

Commitments and contingencies: See Note G

Deferrable Capital Securities	—	22,445

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, issued: 2003 - 0 and 2002 - 0	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, issued: 2003 - 38,545,788 and 2002 - 38,143,037	385	381
Additional paid-in capital	246,302	247,462
Accumulated other comprehensive income, (net of tax expense of $6,451 and $8,131 in 2003 and 2002, respectively)	11,983	15,101
Accumulated deficit	(122,665)	(1,788)
Treasury stock (2,479,977 shares at cost at December 31, 2003 and 2,464,977 at December 31, 2002)	(18,263)	(18,250)
Unearned stock	(6,144)	(7,045)

Total stockholders’ equity	111,598	235,861

Total liabilities, deferrable capital securities and stockholders’ equity	$1,912,414	$2,042,858

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except share data)

Statements of Operations

	For the Year Ended December 31,
	2003	2002	2001
Revenues:
Net premiums written	$448,768	$546,473	$285,520
Change in unearned premiums	28,310	(54,223)	(19,519)

Net premiums earned	477,078	492,250	266,001
Policy fees	35,779	19,827	7,674
Agency fees and commissions	49,110	55,146	5,892
Net investment income	40,691	53,400	63,411
Realized gains (losses)	7,776	(28,582)	(1,113)
Other	7,311	8,382	7,803

Total revenues	617,745	600,423	349,668
Expenses:
Policyholder benefits	21,080	22,947	24,092
Losses and loss adjustment expenses incurred	322,226	322,163	169,596
Policy acquisition expenses	85,799	90,937	59,088
Litigation settlement and arbitration award charge	65,920	9,029	25,000
Operating expenses	149,228	167,532	67,929
Interest on debt	12,839	14,922	17,565
Deferrable capital distributions	871	—	—
Gain on debt extinguishment	(602)	(9,477)	(1,400)

Total expenses	657,361	618,053	361,870

Income (loss) from continuing operations before income taxes, minority interest and deferrable capital securities distributions	(39,616)	(17,630)	(12,202)
Income tax expense (benefit)	62,050	(6,013)	(4,455)
Minority interest, net of tax	605	(2,479)	1,076
Deferrable capital security distributions, net of tax	622	1,081	1,394

Income (loss) from continuing operations	(102,893)	(10,219)	(10,217)
Loss from discontinued operations, net of tax	(15,925)	(21,992)	(19,113)

Income (loss) before cummulative effect of change in accounting principle	(118,818)	(32,211)	(29,330)
Cummulative effect of change in accounting principle, net of tax	(1,167)	—	—

Net income (loss)	(119,985)	(32,211)	(29,330)
Preferred stock dividend			(163)
Gain on redemption of preferred securities, net of tax	—	560	7,068

Net income (loss) available to common shareholders	$(119,985)	$(31,651)	$(22,425)

Net income (loss) from continuing operations per share - Basic	$(2.95)	$(0.30)	$(0.38)

Net income (loss) available to common shareholders per share - Basic	$(3.44)	$(0.94)	$(0.84)

Net income (loss) from continuing operations per share - Diluted	$(2.95)	$(0.30)	$(0.38)

Net income (loss) available to common shareholders per share - Diluted	$(3.44)	$(0.94)	$(0.84)

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(amounts in thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Treasury Stock	Unearned Stock	Total
Balance at December 31, 2000	$30	$190	$167,382	$2,698	$57,643	$(5,865)	$(6,967)	$215,111
Net Loss	—	—	—	—	(29,330)	—	—	(29,330)
Net change in unrealized gain, net of tax expense of $2,738	—	—	—	5,086	—	—	—	5,086
Extinguishment of preferred securities, net of tax $1,060	—	—	—	—	7,068	—	—	7,068

Total Comprehensive loss	—	—	—	—	—	—	—	(17,176)
Preferred stock dividend	—	—	—	—	(163)	—	—	(163)
Issuance of restricted stock	—	8	7,285	—	—	7,357	(14,650)	—
Amortization of restricted stock awards	—	—	—	—	—	—	2,076	2,076
Treasury stock acquisitions	—	—	—	—	—	(57,218)	—	(57,218)
Issuance of treasury stock	—	—	(14,229)	—	—	49,135	—	34,906
Issuance of common stock	(30)	172	84,202	—	—	—	—	84,344
Common dividends declared (.0875 per share)	—	—	—	—	(2,607)	—	—	(2,607)
Issuance of stock from Agent’s trust	—	—	—	—	—	—	34	34

Balance at December 31, 2001	—	370	244,640	7,784	32,611	(6,591)	(19,507)	259,307
Net Loss	—	—	—	—	(32,211)	—	—	(32,211)
Net change in unrealized gain, net of tax expense of $3,940	—	—	—	7,317	—	—	—	7,317
Extinguishment of preferred securities, net of tax $74	—	—	—	—	560	—	—	560

Total Comprehensive loss	—	—	—	—	—	—	—	(24,334)
Forfeiture of restricted stock	—	—	—	—	—	(6,110)	6,110	—
Amortization of restricted stock awards	—	—	—	—	—	—	1,660	1,660
Tax effect of restricted stock awards	—	—	(995)	—	—	—	—	(995)
Treasury stock acquisitions	—	—	—	—	—	(1,354)	—	(1,354)
Issuance of treasury stock	—	—	—	—	—	405	—	405
Issuance of common stock	—	11	4,727	—	—	—	—	4,738
Common dividends declared (.10 per share)	—	—	(910)	—	(2,748)	—	—	(3,658)
Issuance of stock from Agent’s trust	—	—	—	—	—	(4,600)	4,692	92

Balance at December 31, 2002	—	381	247,462	15,101	(1,788)	(18,250)	(7,045)	235,861
Net Loss	—	—	—	—	(119,985)	—	—	(119,985)
Net change in unrealized gain, net of tax benefit of $1,679	—	—	—	(3,118)	—	—	—	(3,118)

Total Comprehensive loss	—	—	—	—	—	—	—	(123,103)
Forfeiture of restricted stock	—	—	—	—	—	(13)	13	—
Amortization of restricted stock awards	—	—	—	—	—	—	888	888
Tax effect of restricted stock awards	—	—	(71)	—	—	—	—	(71)
Issuance of common stock	—	4	1,587	—	—	—	—	1,591
Common dividends declared (.10 per share)	—	—	(2,676)	—	(892)	—	—	(3,568)

Balance at December 31, 2003	$—	$385	$246,302	$11,983	$(122,665)	$(18,263)	$(6,144)	$111,598

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc

Consolidated Statements of Cash Flows

(amounts in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Operating Activities:
Net income	$(119,985)	$(32,211)	$(29,330)
Adjustments to reconcile net loss to cash provided by (used in) operations
Changes in:
Loss and LAE reserves, and future policy liabilities	33,235	42,873	(6,317)
Unearned premium reserves	22,991	91,172	39,309
Reinsurance balances receivable	(68,697)	2,773	10,262
Premiums in course of collection	9,242	(72,932)	(20,734)
Reinsurance recoverable on paid losses	32,850	(2,577)	(19,432)
Reinsurance balances payable	(44,922)	84,396	—
Other assets and liabilities	98,235	(11,575)	119
Policy acquisition costs deferred	(65,583)	(106,237)	(56,871)
Policy acquisition costs amortized	85,799	100,977	64,833
Realized (gains) losses	(7,776)	28,582	1,172
Amortization and depreciation	8,829	6,797	7,282
Gain on extinguishment of debt	(602)	(9,477)	(1,400)

Net cash provided by (used in) operations	(16,384)	122,561	(11,107)

Investing Activities:
Investments sold:
Fixed maturities available for sale	129,465	274,886	248,163
Fixed maturities trading	3,065		—
Equity securities	22,522	10,928	3,338
Investments acquired:
Fixed maturities available for sale	(385,454)	(431,838)	(276,166)
Fixed maturities trading	(13,393)		—
Equity securities	(14,860)	(6,166)	(16,555)
Maturities, paydowns, calls and other
Fixed maturities available for sale	250,902	106,242	71,294
Net decrease in other invested assets	16,283	14,390	(275)
Net cash received (paid) for acquisition	(22,500)	7,020	(56,942)
Net cash received (paid) from sale of Aegis	(380)	—	—
Net increase in short-term investments	3,533	31,519	(11,744)
Assets held for sale		(5,871)	—
Additions to property and equipment	(3,723)	(5,336)	(6,336)
Disposal of property and equipment	6,204	3,084	232

Net cash used in investing activities	(8,336)	(1,142)	(44,991)

Financing Activities:
Net change in FHLB borrowings	(17,982)	8,179	14,651
Change in long and short-term debt	—	(9,456)	24,964
Repayment of acquisition consideration	(7,002)	—	—
Net withdrawals (deposits) from insurance liabilities	5,055	1,479	(9,705)
Acquisition of common stock	—	(949)	(57,218)
Issuance of common stock	—	—	96,381
Dividends paid	(3,568)	(3,658)	(2,770)

Net cash used in financing activities	(23,497)	(4,405)	66,303
(Decrease) increase in cash	(48,217)	117,014	10,205
Cash at beginning of period	140,593	23,579	13,374

Cash at end of period	$92,376	$140,593	$23,579

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

Investments: Investment securities are classified as either available for sale or trading. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. Investment securities classified as trading are also reported at fair value, with unrealized gains and losses reflected in earnings. Mortgage loans, policy loans, and collateral loans are stated at the aggregate unpaid principal balances, net of any unamortized premium or discount and less any allowance for possible losses and other than temporary impairment, if required.

Short-term investments are carried at cost and include investments in certificates of deposit and other interest-bearing time deposits with original maturities of one year or less.

Gains and losses realized on the disposition of investments classified as available for sale are recognized as revenues and are determined on a specific identification basis. Unrealized gains and losses on equity securities and fixed maturities available for sale, net of deferred income taxes, are reflected directly in stockholders’ equity. If an investment becomes other than temporarily impaired, such impairment is treated as a realized loss and the investment is adjusted to net realizable value. An investment in a debt or equity security is impaired if its fair value falls below its book value and the decline is considered other than temporary. A debt security is deemed to have an other than temporary impairment if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms. Equity investments are deemed to have an other than temporary impairment when it becomes apparent that the Company will not recover its cost over the expected holding period.

Factors considered by management in determining whether an investment security is other than temporarily impaired includes our intent to hold the security, the credit quality of the security, the severity of the decrease between the security’s cost and market value, the length of time of the security’s impairment and the likelihood that the impairment will reverse in the future. In the event that management determined that a reduction in an investment security’s fair value below its costs basis is other than temporary, the security’s cost basis is reduced to its fair value and a corresponding realized loss is recorded in our consolidated statement of operations as a realized loss. For the year ended December 31, 2003, we recognized other than temporary impairment losses of $3.1 million.

Derivatives: The Company holds certain bonds and preferred stocks within the Company’s fixed maturities and equity securities portfolios which contain the option to convert into the common stock of the issuers and are considered embedded derivatives. These options are carried at current market values, as provided by a third-party

Notes to Consolidated Financial Statements

broker, and are accounted for with their related host contracts. Unrealized gains and losses are reflected in income currently. As of December 31, 2003 and 2002, $885 and $(315), respectively, had been recognized in income. Because of the limited liquidity of some of these instruments, the recorded values of these transactions may be different than the values that might be realized if the Company were to sell or close out the transactions prior to maturity. The Company believes that such differences are not significant to the results of operations, financial condition, or liquidity. Such differences would be immediately recognized when the transactions are sold or closed out prior to maturity.

Determination of Fair Values of Financial Instruments: Fair values for cash, short-term investments, short-term debt, receivables and payables approximate their carrying value. Fair values for investment securities and long-term debt are based on quoted market prices, if available. If quoted prices are not available, fair value is primarily determined based upon management’s assessment of the market value of comparable investments. Our determination of fair value also considers various factors including time value and volatility issues, credit quality of the counterparty and existing conditions in the overall financial markets.

Cash: Cash consists of balances on hand and on deposit in banks and financial institutions.

Recognition of Revenue: Revenue is recognized as follows:

•	Earned premiums on property-casualty business are recognized as revenue on a pro-rata basis over the respective period of each property-casualty insurance policy. Reinsurance premiums ceded are similarly pro-rated with the prepaid portion recorded as a component of reinsurance balances receivable in the consolidated balance sheet.

•	Agency commission income is recognized at the later of the billing or effective date of the related insurance policies, net of an allowance for estimated policy cancellations.

•	Agency profit sharing commissions are recorded at the end of the underwriting year and at the time when estimates of ultimate loss ratios become probable as determined by our internal actuaries.

•	Premiums on traditional life contracts are recognized as income when due.

•	Policy fees are recorded as revenue on a pro-rata basis over the policy term.

Losses and Loss Adjustment Expenses: The liability for losses and loss adjustment expenses (“LAE”) includes an amount determined from loss reports and individual cases. It also includes an amount for losses incurred but not reported (“IBNR”) which is based on historical experience. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings currently. These reserves are established on an undiscounted basis and are reduced for estimates of salvage and subrogation.

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

For investment contracts without mortality risk (such as deferred annuities and immediate annuities with benefits paid for a certain period), premium deposits and benefit payments are recorded as increases or decreases in a liability account, rather than as revenue and expense. We record as revenue any amounts charged against the liability account for the cost of insurance, policy administration, and surrender penalties. Any interest credited to the liability account and any benefit payments which exceed the contract liability account balance are recorded as expenses. As of December 31, 2003 and 2002, approximately $122.2 million and $112.5 million, respectively, of Vesta’s annuity reserves are subject to discretionary withdrawal without surrender charges or other adjustments.

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

Notes to Consolidated Financial Statements

Deferred Policy Acquisition Costs: Commissions and other costs that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies to which they relate. Anticipated investment income is considered in determining recoverability of deferred acquisition costs.

The costs to acquire blocks of life insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. We amortize the present value of future profits over the premium payment period. The unamortized present value of future profits was approximately $13.0 million and $13.9 million at December 31, 2003 and 2002, respectively. During 2002, we reduced value of business acquired (“VOBA”) by approximately $6.0 million and recorded deferred revenue of $8.8 million in relation to an increase in our ceded reinsurance with Employers Reinsurance Corporation (“ERC”) from 35% to 62.5%. In 2003, we amortized $.8 million of deferred revenue, and the balance at December 31, 2003 was $7.7 million compared to $8.5 million at December 31, 2002. During the years ending December 31, 2003 and 2002, we recognized amortization expenses associated with future profits of $1.7 million and $1.8 million, respectively. Estimated amortization expense for each of the next five years is as follows (in thousands):

For the year ended December 31,
2004	$576
2005	$889
2006	$1,397
2007	$1,107
2008	$1,206

Reinsurance: We report assets and liabilities related to insurance contracts before the effects of reinsurance. Reinsurance receivables and prepaid reinsurance premiums (including amounts related to insurance liabilities) are reported as assets. Estimated reinsurance receivables are recognized in a manner consistent with the liabilities related to the underlying insurance contracts.

Minority Interest: Minority interest in consolidated subsidiaries totaled $1.9 million and $14.8 million and is included in other liabilities at December 31, 2003 and 2002, respectively.

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

Notes to Consolidated Financial Statements

A summary of property and equipment used in the business at December 31, 2003 and 2002 is as follows (in thousands):

	2003	2002	Estimated Useful Lives
Building and real estate	$6,641	$6,406	3-9 yrs
Data processing equipment	23,712	26,390	3-15 yrs
Furniture and office equipment	9,891	9,842	1-5 yrs
Other	7,396	5,412	1-5 yrs

	47,640	48,050
Accumulated depreciation	(26,570)	(25,927)

Net Property and Equipment	$21,070	$22,123

Depreciation expense on property and equipment used in the business was $5.6 million, $5.5 million and $3.9 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Goodwill and other intangible assets: Goodwill and other intangible assets at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Goodwill	$139,671	$128,966
Intangible assets not subject to amortization	10,308	9,489
Intangible assets subject to amortization	7,990	2,975

	157,969	141,430
Accumulated amortization	(8,206)	(6,559)

Net goodwill and other intangible assets	$149,763	$134,871

Reclassification: Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported total assets, total liabilities, stockholders’ equity or net income during the periods involved.

Income Per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts that could be exercised or converted into common shares. Reconciliations of net loss available to common shareholders and average shares outstanding as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Net (loss) available to common shareholders	$(119,985)	$(31,651)	$(22,425)
Preferred stock dividends	—	—	163

Adjusted net (loss) available to common shareholders	$(119,985)	$(31,651)	$(22,262)

Average shares outstanding – basic	34,917	33,793	26,652
Stock options and restricted stock *	—	—	—

Average shares outstanding – diluted	34,917	33,793	26,652

*	In 2003, 2002 and 2001, 53 thousand 184 thousand and 1.2 million shares, respectively, had an anti-dilutive effect and were excluded in accordance with SFAS No. 128.

Notes to Consolidated Financial Statements

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if Vesta had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002, and 2001, respectively: risk-free interest rates of 3.55%, 4.03%, and 5.13%; dividend yields of 4.35%, 2.36%, 1.0%; volatility factor of the expected market price of Vesta’s common stock of 60.67, 79.10, and 88.97, and a weighted-average expected life of the options of ten years.

Vesta’s actual and pro forma information is as follows (in thousands, except for earnings per share information):

	Year Ended December 31,
	2003	2002	2001
Net income (loss) available to common shareholders
As reported	$(119,985)	$(31,651)	$(22,425)
Add: Stock-based employee compensation expense included in net income, net of related tax effects	578	1,079	1,350
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,020)	(1,515)	(1,614)

Pro forma	$(120,427)	$(32,087)	$(22,689)

Net income (loss) available to common shareholder per share – basic
As reported	$(3.44)	$(0.94)	$(0.84)
Pro forma	$(3.45)	$(0.95)	$(0.85)
Net income (loss) available to common shareholder per share – diluted
As reported	$(3.44)	$(0.94)	$(0.84)
Pro forma	$(3.45)	$(0.95)	$(0.85)

Recent Accounting Standards:

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. This statement is effective for 2003 and amends SFAS No. 123, “Accounting for Stock-Based Compensation” by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires additional disclosures related to the effect of stock-based compensation on reported results. Vesta has adopted the disclosure provisions of SFAS No. 148 and has determined the Company will continue to account for stock-based compensation based on Accounting Principles Board Opinion No. 25.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” related to a guarantor’s accounting for, and disclosures of, the issuance of certain types of guarantees. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and have been included in the Notes to the consolidated financial statements included herein. The impact on the Company’s financial statements from the application of the recognition and measurement provisions of FIN No. 45 is dependent on the level of guarantees issued or modified in 2003 and thereafter. No guarantees were issued or modified during the year ended December 31, 2003, which were impacted by the provisions of FIN No. 45.

Notes to Consolidated Financial Statements

In January 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued FIN 46-R, which replaces FIN 46. FIN 46-R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support form other parties. The effective date of FIN 46-R is March 31, 2004. However, FIN 46-R shall be applied to entities that are considered special-purpose entities no later than as of the end of the first reporting period that ended after December 31, 2003 (as of December 31, 2002 for the Company). The application of FIN 46-R had no effect on our consolidated financial statements as of December 31, 2003. The Company is currently evaluating the impact of FIN 46-R on entities not considered to be special-purpose entities, which would be required to be consolidated as of March 31, 2004. The Company does not anticipate a material impact on its financial position or results of operations from the adoption of FIN 46-R related to these entities.

On October 1, 2003, the Company adopted Derivatives Implementation Group Issue No. B-36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only partially Related to the Creditworthiness of the Obligor under Those Instruments”(DIG B-36). DIG B-36 requires the bifurcation of embedded derivatives within certain modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as invested assets the third-party securities to which the creditor is exposed. In connection with the adoption of DIG B-36, the Company elected to reclassify to trading securities the investments, which are held in a separate trust, supporting a funds withheld treaty. In addition, the Company recognized a loss from the cumulative effect from the adoption of DIG B-36 of $1,167, net of tax, in connection with recording the derivatives embedded in its modified coinsurance and funds withheld coinsurance arrangements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS No. 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to the provisions of SFAS No. 150. The Company has not entered into any financial instruments within the scope of SFAS No. 150 since May 31, 2003. The Company’s Deferrable Capital Securities are subject to the provisions of SFAS No. 150. Accordingly, the outstanding balance of the Company’s Deferrable Capital Securities of $20.3 million as of December 31, 2003 has been reclassified to a component of total liabilities from the previous “mezzanine” debt classification. Furthermore, Deferrable Capital Security distributions of $0.9 million, representing the aggregate distributions of our Deferred Capital Securities since the date of adoption, are reflected as a component of income from continuing operations in our consolidated 2003 Statement of Operations. The classification of Deferrable Capital Securities and Deferrable Capital Security distributions for all prior periods remains unchanged, pursuant to the provisions of SFAS No. 150.

Notes to Consolidated Financial Statements

In November 2003, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on quantitative and qualitative disclosures included in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The effective date of the consensus was for fiscal years ending after December 15, 2003. The Company has applied the consensus and the required disclosures are included in Note E to the consolidated financial statements.

In July 2003, the AICPA issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 provides guidance on the reporting method and presentation of separate accounts, recognition of gains and losses on the transfer of assets from the general account to a separate account, as well as several liability valuation issues related to nontraditional long-duration contracts such as universal life and annuity contracts. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003. Management is currently analyzing the effects that the implementation of SOP 03-1 will have on our consolidated financial statements.

Note B - Acquisitions and Dispositions

Effective September 30, 2003, we consummated a stock purchase agreement for the sale of all common stock of Aegis Financial Corporation (Aegis) and its subsidiary States General Life Insurance Company (States General) for $4.6 million. The sales price was financed through a $5.0 million note issued by the buyer payable to Vesta Fire. The note bears interest at a fixed rate of 6%, with interest payments due semi-annually and principal due in September 2006. The note is secured by the common stock of Aegis. The sale of Aegis resulted in the Company recording a loss of $0.9 million, net of tax, which is reflected as a component of discontinued operations.

Effective July 1, 2003, we purchased 25% of the outstanding common stock of Harbor Insurance Group, Inc. in exchange for Instant Insurance Agency (a wholly owned subsidiary), Public Access, LLC (a 70% owned subsidiary) for a total purchase price of $2.1 million. We are accounting for this transaction using equity investment accounting.

During the second quarter of 2003, the Company acquired the 20% minority interest in InsureOne Independent Insurance Agency, LLC for $11.2 million. The transaction has been accounted for as a purchase and resulted in an increase to goodwill of $9.1 million.

In the second quarter of 2003, the Company settled certain contingent consideration provisions related to prior period standard property-casualty acquisitions. The result of the settlement of the contingent consideration provisions was an increase of goodwill of $3.2 million.

In February 2003, we completed the acquisition of the approximate 27% remaining ownership from the minority owners of American Founders Financial Corporation. The purchase price for this acquisition was $12.9 million, which approximated the recorded minority interest balance.

In January of 2002, the Company completed three acquisitions: (1) the acquisition of certain assets of InsureOne Agency and the renewal rights to a book of non-standard automobile business; (2) acquisition of the non-standard automobile related assets of Harbor Insurance Group; and (3) purchase of the common stock of Old American Investments. The combined purchase price for these transactions was $36.8 million, with $16.6 million due at closing and $20.2 million due upon the occurrence of certain future events. In 2003, the Company paid $2.0 million in contingent consideration and settled the remaining $16.5 million through an agreement by which the Company is required to make scheduled payments through August 2005. The balance of the contingent consideration liability at December 31, 2003 is $10.0 million and is reflected as a component of other liabilities on the accompanying consolidated balance sheet.

The Company executed a definitive agreement on March 12, 2004 to sell American Founders Financial Corporation (“AFFC”), our life insurance subsidiary, for a total purchase price of approximately $63.5 million, consisting of $25 million in cash at closing and a promissory note in the amount of approximately $38.5 million. The note will bear a floating interest rate of LIBOR plus 200 basis points and will be repaid over a six-year term, with the interest payments only in the first year and the principal repayments in five equal annual payments thereafter. The note will be secured by a pledge of the stock of both AFFC and all capital stock and surplus debentures issued by AFFC’s immediate subsidiary, Laurel Life Insurance Company, which owns 100% of the capital stock of American Founders Life Insurance Company. The divestiture of AFFC will not result in a significant impact to our GAAP equity, but will have a significant positive impact on our statutory surplus. We anticipate an increase in statutory surplus of approximately $19.5 million upon the closing of this transaction. Although we have executed a definitive agreement, the consummation of this transaction is subject to regulatory approval from various state departments of insurance. Such approval is beyond our control and no assurance can be given that this transaction will receive the required regulatory approval.

Notes to Consolidated Financial Statements

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

Upon our initial adoption of SFAS No. 142, we identified three reporting units that would be tested for goodwill impairment: homeowners’ insurance operations; life insurance operations; and non-standard automobile insurance operations. Pursuant to the provisions of SFAS No. 142, we conduct an evaluation, on at least an annual basis, to assess whether the fair value of our reporting units exceeds each reporting unit’s carrying value. Our annual evaluation is performed on September 30th and is based on (a) the historical financial performance of each reporting unit; (b) the most recent financial performance of each unit; (c) management’s financial forecast for each reporting unit; (d) information regarding publicly available financial terms of recent transactions in the insurance industry; and (e) other publicly available information. Based on the charges recorded by the Company in the fourth quarter of 2003, we updated our goodwill analysis. Based on this updated analysis, the Company concluded there was no indication of impairment as of December 31, 2003.

At December 31, 2003, we have recorded goodwill and other intangible assets with indefinite lives for each reporting unit as follows: (a) homeowners’ insurance operations — $57.7 million; (b) life insurance operations — $10.8 million; and (c) non-standard automobile agency operations — $75.3 million. Additionally, we have recorded net other intangible assets with definite lives for each reporting unit as follows: (a) homeowners’ insurance operations — $1.7 million; (b) life insurance operations — $0.; and (c) non-standard automobile agency operations — $4.3 million. With respect to our continuing operations reporting units, we have concluded that there was no impairment as of December 31, 2003.

In the fourth quarter of 2002, we wrote off $9.1 million of goodwill associated with our discontinued health insurance ($7.9 million) and consulting ($1.2 million) business lines. (See Note R for further discussion of discontinued operations).

For the year ended December 31, 2001, we recorded $2.2 million in amortization of goodwill. The impact of amortization of goodwill on net income was as follows (in thousands, except per share data):

Year ended December 31, 2001
Reported net (loss)	$(29,330)
Add back:
Goodwill amortization, net of income taxes	2,206

Net loss excluding goodwill amortization, net of income taxes	$(27,124)

Basic net income per common share
Reported net (loss)	$(1.10)
Add back:
Goodwill amortization, net of income taxes	0.08

Net (loss) excluding goodwill amortization, net of income taxes	$(1.02)

Weighted average number of common shares outstanding (basic)	26,652

Diluted net income per common share
Reported net (loss)	$(1.10)
Add back:
Goodwill amortization, net of income taxes	0.08

Net (loss) excluding goodwill amortization, net of income taxes	$(1.02)

Weighted average number of common shares outstanding (diluted)	26,652

Other intangible assets at December 31, 2003 and 2002 are as follows (in thousands):

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Non-compete agreements	$2,575	$(1,006)	$575	$(275)
Agency relationships	5,415	(978)	2,400	(336)
Non-amortizable intangible assets:
Brand name	10,308	—	9,489	—

	$18,298	$(1,984)	$12,464	$(611)

Notes to Consolidated Financial Statements

The changes in the carrying amount of goodwill and other intangible assets for the years ended December 31, 2003 and 2002 are as follows (in thousands):

Balance as of January 1, 2002	$109,260
Goodwill and other intangible assets acquired and other adjustments	35,061
Amortization	(336)
Impairment charge	(9,115)

Balance as of December 31, 2002	134,870

Goodwill and other intangible assets acquired and other adjustments	16,540
Amortization	(1,647)
Impairment charge

Balance as of December 31, 2003	$149,763

The estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

For the year ended December 31,
2004	$1,075
2005	$1,075
2006	$880
2007	$487
2008	$487

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

The Company filed its statutory financial information for Vesta Fire Insurance Corporation and American Founders Life prior to February 28, 2004. The reported statutory capital and surplus and statutory net (loss) of Vesta Fire as of and for the year ended December 31, 2003 was $203.8 million and $(20.0) million, respectively, compared to $200.1 million and $(74.3) million in 2002. Additionally, the statutory capital and surplus and statutory income (loss) of American Founders as of and for the year ended December 31, 2003 was $35.7 million and $4.7 million, respectively, compared to $30.7 million and $(15.3) million in 2002.

Notes to Consolidated Financial Statements

Subsequent to the filing of the Vesta Fire Insurance Corporation statutory financial statements, Vesta received an unfavorable ruling from an arbitration panel related to its 1997 whole account quota share (see Note G). The Company will incur an estimated reduction to statutory capital and surplus in the amount of $55.8 million related to this ruling. The resulting impact to statutory capital and surplus could place Vesta Fire in “Company Action Level” with respect to its regulatory state of Illinois. Additionally, Vesta Fire has several negative variances from the normal range with respect to measures state insurance regulators often use to identify companies potentially warranting additional attention. The Company has notified the State of Illinois Department of Insurance regarding these matters and, as of March 12, 2004, has not received any notification whether corrective action will be required.

Restrictions on Dividends to Stockholder and Transactions between Affiliates: Transactions between Vesta and its insurance subsidiaries, including the payment of dividends and management fees to Vesta by such subsidiaries, are subject to certain limitations under the insurance laws of those subsidiaries’ domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends out of unassigned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, such dividends do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. On October 29, 2001, the Illinois Insurance Department published a Company Bulletin that indicates that the Department interprets these dividend limitations to prohibit the payment of dividends if the insurer has negative or zero “unassigned funds” at the end of the prior year, as reported on its statutorily required annual statement. Our lead insurance subsidiary, Vesta Fire, reported negative “unassigned funds” in its annual statement for 2003. Accordingly, we may not be able to declare and pay a dividend from our lead insurance company subsidiary for the foreseeable future without prior approval.

Risk-Based Capital Requirements: The NAIC adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its “risk-based capital” (“RBC”) by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its “authorized control level” of RBC. As noted above, the RBC levels of our primary insurance subsidiary, Vesta Fire, could trigger regulatory attention.

Notes to Consolidated Financial Statements

Note E - Investment Operations

Vesta’s investment income is summarized as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Fixed maturities	$34,396	$43,984	$48,586
Equity securities	1,673	1,135	1,295
Short-term investments	4,374	8,612	11,593
Other	890	398	2,686

	41,333	54,129	64,160
Less investment expense	(642)	(729)	(749)

Net investment income from continuing operations	$40,691	$53,400	$63,411

An analysis of gains (losses) from investments is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Realized investment gains (losses) from:
Fixed maturities	$550	$384	$3,575
Equity securities	6,091	(565)	680
Collateral loans	—	(28,500)	(6,080)
Other	1,135	99	712

	$7,776	$(28,582)	$(1,113)

Net change in unrealized investment gains (losses) on:
Fixed maturities available for sale	$(4,600)	$9,341	$7,950
Equity securities available for sale	(197)	1,916	(126)
Less: Applicable tax expense (benefit)	(1,678)	3,940	2,738

Net change in unrealized gains	$(3,119)	$7,317	$5,086

During 2002, we actively pursued collection of approximately $27 million in loans held as assets by American Founders. As of December 31, 2002, we had seen no indications that these loans would perform. Accordingly, we concluded that these loans were impaired and recorded an estimated loss on these loans equal to their entire balance.

Notes to Consolidated Financial Statements

A summary of fixed maturities and equity securities available-for-sale by amortized cost and estimated fair value at December 31, 2003 and 2002 is as follows (in thousands):

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2003
United States Government	$78,544	$1,023	$689	$78,878
States, municipalities and political subdivisions	41,327	1,987	462	42,852
Corporate	203,165	9,449	935	211,679
Mortgage-backed securities, GNMA collateral	351,587	8,761	1,497	358,851

Total Fixed Maturities	674,623	21,220	3,583	692,260
Equity securities	28,454	1,521	38	29,937

Total portfolio	$703,077	$22,741	$3,621	$722,197

2002
United States Government	$56,940	$5,247	$4	$62,183
States, municipalities and political subdivisions	34,059	2,571	1	36,629
Corporate	271,081	18,197	8,005	281,273
Mortgage-backed securities, GNMA collateral	467,602	17,271	1,263	483,610

Total Fixed Maturities	829,682	43,286	9,273	863,695
Equity securities	26,072	1,994	1,011	27,055

Total portfolio	$855,754	$45,280	$10,284	$890,750

A summary of fixed maturities — trading at December 31, 2003 is as follows (in thousands):

Market Value
U.S. Treasury securities and obligations of U.S. government agencies	$8,305
Obligations of states and political subdivisions	15,694
Public utilities and other	4,649
Corporate securities	76,499
Mortgage-backed securities	56,201

Total securities - trading	$161,348

A schedule of fixed maturities available for sale and fixed maturities - trading by contractual maturity at December 31, 2003 is shown below. Amounts related to fixed maturities available for sale are reflected on an amortized cost basis and on a fair value basis while amount related to fixed maturities classified as trading are reflected on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

Notes to Consolidated Financial Statements

	Available for sale		Trading
	(in thousands)

	Amortized Cost	Fair Value	Fair Value
Due in one year or less	$13,224	$13,272	2,554
Due from one to five years	121,693	126,808	38,711
Due from five to ten years	126,555	129,915	38,244
Due in ten years or more	61,563	63,416	25,638
Mortgage backed securities	351,588	358,849	56,201

Total	$674,623	$692,260	$161,348

As part of a modified coinsurance agreement with Employers Reinsurance Corporation, our life insurance subsidiary is holding $161.3 million of invested assets for the benefit of Employers Re. Additionally, we have pledged investments having a market value of $178.8 million to the Federal Home Loan Bank.

Gross gains (losses) realized on the sale of equity securities were $6.1 million, $(.6) million and $0.7 million in 2003, 2002 and 2001, respectively. Gross gains realized on the sale of fixed maturities were $6.5 million, $10.5 million and $3.0 million in 2003, 2002 and 2001, respectively. Gross losses on the sale of fixed maturities were $6.0 million, $10.2 million and $0.5 million in 2003, 2002 and 2001, respectively.

We maintain a mortgage loan portfolio consisting of first-lien residential and commercial mortgages. At December 31, 2003, our residential mortgages had carrying values of approximately $1.6 million and commercial mortgages had carrying values of approximately $7.5 million.

Bonds with a fair value of $66.2 million and $71.2 million were on deposit with certain states in accordance with their insurance regulations at December 31, 2003 and 2002, respectively.

At December 31, 2003, included in securities available-for-sale are the following investments with unrealized losses classified according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Less Than 12 Months			12 Months or Longer			Total
	# of Positions	Fair Value	Unrealized Loss	# of Positions	Fair Value	Unrealized Loss	# of Positions	Fair Value	Unrealized Loss
Description of Securities
U.S. Treasury obligations	40	$47,379	$(659)	—	$—	$—	40	$47,379	$(659)
Federal agency obligations	60	71,394	(767)	30	31,193	(261)	90	102,587	(1,028)
Corporate Bonds	75	65,697	(1,631)	10	6,290	(265)	85	71,987	(1,896)

Debt securities		184,470	(3,057)		37,483	(526)		221,953	(3,583)
Common Stock		406	(36)		187	(2)		593	(38)

Total temporarily impaired securities		$184,876	$(3,093)		$37,670	$(528)		$222,546	$(3,621)

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic concerns warrant such an evaluation. Factors considered by management in determining whether an impairment of an investment security is other than temporary includes the credit quality of the security, the severity of the decrease between the security’s cost and market value, the length of time of the security’s impairment and the likelihood that the impairment will reverse in the future.

The unrealized loss approximates 1.6% of the fair value of the temporarily impaired securities at December 31, 2003. For those securities identified as having temporary impairments for less than twelve months, management noted that the temporary losses are due to recent increases in U.S. Treasury yields and are not due to deterioration in credit quality or impairment issues. During the second half of 2003, 5-10 year U.S. Treasury yields increased .73% to .83% resulting in a lowering of the market values of these securities. Bonds purchased in the lower interest rate environment of early 2003 showed year-end unrealized losses that are attributable to changes in overall yields and, in management’s opinion, do not represent other than temporary impairment issues.

Notes to Consolidated Financial Statements

For those securities identified as having temporary impairments of twelve months or more, approximately 48% of these unrealized losses occurred in federal agency mortgage-backed securities. Management does not view these losses as being related to credit quality as these bonds are guaranteed by the issuing agency and, with respect to certain securities, by the U.S. Government. It is not expected that the securities would be settled at a price less than the amortized cost of the investment.

The remaining potential losses over one year are split between investment and non-investment grade securities. A majority of these losses represent securities that are secured by collateral mitigating any impairment risk. It is not expected that the securities will be settled at a price less than the amortized cost of the investment.

Note F - Reserves for Losses and Loss Adjustment Expenses

The table below presents a reconciliation of beginning and ending loss and LAE reserves for the last three years (in thousands):

	Year Ended December 31,
	2003	2002	2001
Gross losses and LAE reserves at beginning of year	$322,320	$280,997	$263,689
Reinsurance receivable	(126,139)	(167,281)	(170,050)

Net losses and LAE reserves at beginning of year	196,181	113,716	93,639
Acquisitions	—	—	22,019
Increases (decreases) in provisions for losses and LAE for Claims incurred:
Current year	344,366	334,758	162,984
Prior years	68,278	35,486	34,355
Losses and LAE payments for claims incurred:
Current year	(235,185)	(198,747)	(119,668)
Prior years	(181,213)	(89,032)	(79,613)

Net losses and LAE reserves at end of year	192,427	196,181	113,716
Reinsurance receivable	163,128	126,139	167,281

Gross losses and LAE reserves	$355,555	$322,320	$280,997

Two significant factors occurred in 2003 that impacted the cumulative deficiency related to 2002. The first such factor relates to an increase of paid losses and the liability for unpaid losses and loss adjustment expenses of $60.2 million related to reinsurance arbitrations with NRMA, Dorinco and Alfa (see Note G). The $60.2 million noted previously represents the $65.9 million aggregate charge for the 1997 20 percent whole account quote share. Secondly, in 2003, Vesta commuted various reinsurance assumed treaties, at an amount in excess of the booked reserves. The commutations along with additional adverse development on the discontinued lines was approximately $5 million dollars in 2003, all related to prior accident years. In addition, in 2003 Vesta had slight adverse development on the homeowners line of business for accident year 2002. As disclosed last year, in 2002, Vesta received arbitration rulings related to litigation with USF&G and NRMA. Both companies reinsured Vesta companies, and Vesta fully expected to recover all unpaid liabilities. However, as disclosed last year, the impact of these cases resulted in adverse development to Vesta of $37.2 million. The adjustments affect all prior accident years to some extent. In 2001, Vesta had a $30 million charge taken in the discontinued lines of business. The main contribution to the adverse development was liability exposures written in the 1980’s.

Vesta discontinued its commercial and assumed reinsurance lines of business in 1999 and 2000, respectively. The variability in reserves is largely due to the ultimate disposition of individual claims. The absence of other risk factors from this listing does not imply that additional factors will not be identified in the future that will have a significant influence on our reserves.

Notes to Consolidated Financial Statements

Note G - Commitments and Contingencies

Life insurance related lawsuits

Our subsidiary, American Founders, is a defendant in a lawsuit brought by a judgment creditor of IFS Holdings, Inc. – the former holder of American Founders’ series A and C preferred stock – alleging that American Founders redeemed its Series A and Series C preferred stock from IFS Holdings, Inc. for less than “reasonably equivalent value,” and, therefore, engaged in a voidable fraudulent transfer. American Founders believes (i) that the redemption transaction was for reasonably equivalent value; and (ii) that the allegations brought against it in this lawsuit are without merit. Due to IFS’s bankruptcy in 2001, the real party in interest to pursue this claim is the bankruptcy trustee administering IFS’ estate in bankruptcy. Since assuming this position, the trustee has not pursued any discovery or otherwise attempted to resolve this case. In the opinion of management, resolution of the lawsuit is not expected to have a material adverse effect on our financial position. However, depending upon the amount and timing, an unfavorable resolution of this matter could materially affect American Founders’ future operations or cash flows in a particular period.

Health insurance related lawsuits

Vesta and two former officers of Vesta are defendants in a lawsuit styled James H. Cashion, Jr. d/b/a American Health Underwriters v. Vesta Insurance Group, Inc., et al., Plaintiff, a former general agent of our subsidiary States General Life Insurance Company, which we purchased in 2001 and disposed of in 2003, alleges that the defendants engaged in an actionable civil conspiracy to tortiously interfere with his agency contracts. The civil conspiracy claim is premised, in part, on certain payments made to these two former officers of Vesta by another agent who replaced Mr. Cashion. The plaintiff is seeking actual and punitive damages. Vesta denies tortiously interfering with plaintiff’s agency contract, believes the claims asserted against it have no merit, and is vigorously defending this lawsuit. The trial court recently denied defendant’s motion to compel arbitration, which decision is currently on appeal to the Texas Supreme Court. Discovery has been stayed pending resolution of this appeal. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on our financial position.

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

Reinsurance Arbitration/Litigation

As discussed in previous SEC filings, in 1998 we corrected our accounting for assumed reinsurance business through restatement of our previously issued financial statements. Similar corrections were made on a statutory accounting basis through recording cumulative adjustments in Vesta Fire’s 1997 statutory financial statements. The impact of this correction has been reflected in amounts ceded under our 20 percent whole account quota share treaty, which was terminated on June 30, 1998 on a run-off basis. We believed such treatment was appropriate under the terms of this treaty and calculated the quarterly reinsurance billings presented to the three treaty participants accordingly. The aggregate amount included as recoverable from such reinsurers totaled $33.4 million at September 30, 2003. Additionally, we previously collected approximately $48.5 million from the drawdown of collateral on hand. Such amount net of related expenses had been reflected in the Company’s consolidated financial statements.

NRMA Insurance Limited (“NRMA”), one of the participants in the 20 percent whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings.

Notes to Consolidated Financial Statements

NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to provide collateral for any amounts NRMA may recover as a result of the arbitration. Pursuant to an order of the NRMA arbitration panel Vesta posted an additional $4.8 million letter of credit in October, 2003 in favor of NRMA. We also filed for arbitration against Alfa Mutual Insurance Company (“Alfa”) and Dorinco Reinsurance Company (“Dorinco”), the other two participants on the treaty.

On June 19, 2002, the panel in the NRMA arbitration issued an order to bifurcate the arbitration and scheduled a hearing for the week of October 28, 2002 to decide the issue of coverage for developmental losses under the treaty. On September 6, 2002, the panel notified the parties that it would make such determination on this specific issue on the papers and filings submitted by the parties without the necessity of a live hearing. On November 6, 2002 the panel notified the Company that it ruled that the treaty does not apply to loss occurrences prior to July 1, 1997. Primarily, as a result, Vesta recorded a $23.6 million pre-tax charge as a revision of our estimated reinsurance recoverable in the third quarter of 2002. Since this ruling did not set a binding precedent regarding Vesta’s other arbitrations, we did not record any change in our estimate of our recoverable from the other treaty participants as a result from this ruling. In February, 2003, Vesta filed a petition to vacate the NRMA panel ruling in the U.S. District court for the Northern District of Alabama. On April 8, 2003 the court ruled that since the arbitration proceedings have not been fully exhausted, it was dismissing Vesta’s petition without prejudice of the parties to seek the court’s review of any final arbitration award.

The hearing in the NRMA arbitration began on October 20, 2003 and was adjourned on October 31, 2003. In January, 2004, the NRMA hearing concluded and on March 1, 2004 the NRMA panel ruled in favor of NRMA. As a result, the Company incurred a charge of $33.5 million to its 2003 fourth quarter earnings. While the NRMA ruling does not set a binding precedent regarding Vesta’s other arbitrations and while there are distinct facts and circumstances underlying and affecting our disputes with the other participants, for financial reporting purposes, the Company incurred a charge to its recoverable from the other treaty participants of $30.1 million for the fourth quarter of 2003. On March 4, 2004, Vesta filed a motion to vacate this arbitration award in the United States District Court for the Northern District of Alabama, Southern Division. The grounds for this motion are the evident partiality of the neutral umpire. Additionally, the recording of this charge does not impact our intention to actively arbitrate the Alfa and Dorinco matters.

On March 14, 2002, Alfa filed a motion for declaratory judgment asking the arbitration panel to order that there is no enforceable agreement between Alfa and Vesta or alternatively that there is no coverage for developmental losses under the treaty. After a hearing in June, 2002, the arbitration panel denied Alfa’s motion. The hearing on the merits of the arbitration with Alfa was scheduled for May, 2003, however on April 21, 2003, Alfa filed a lawsuit against Vesta Fire in the state court in Montgomery, Alabama seeking a declaration from the court on certain procedural and organizational matters and requesting that the court stay the arbitration proceedings during the pendency of the litigation in state court in Alabama. On April 24, 2003, the court issued a temporary restraining order staying the proceedings in the on-going arbitration in order to maintain the status quo until the merits of Alfa’s petition could be heard and determined. After the hearing in the Circuit Court of Montgomery County on December 8 and 9, 2003, the court decided the procedural and organizational matters partially in favor of the Company and partially for Alfa. While the arbitration hearing has not yet been rescheduled it is likely to be scheduled for early 2005.

On December 16, 2002, Dorinco filed a motion seeking an order that the treaty does not cover developmental losses related to loss occurrences prior to July 1, 1997. On May 1, 2003, the panel in the arbitration ruled that Dorinco was not responsible for losses on any policy or other insurance or reinsurance contract terminated prior to July 1, 1997 and that the arbitration will continue with respect to losses whenever occurring, on policies or other insurance or reinsurance contract in force at July 1, 1997. On January 27, 2004, the panel ruled that its May 1, 2003 ruling also extended to premium transactions under policies that had expired as of July 1, 1997. The hearing in the Dorinco arbitration was previously scheduled for the two weeks of March 8 through March 12, and April 26 thru April 30, 2004. Recently, those hearing dates were adjourned and the new hearing dates are presently being rescheduled, most likely for 2005.

We are in arbitration with CIGNA Property and Casualty Insurance Company (now ACE USA) under a personal lines insurance quota share reinsurance agreement, whereby we assumed certain risks from CIGNA. During September 2000, CIGNA filed for arbitration under the reinsurance agreement, seeking payment of the balances that CIGNA claimed were due under the terms of the treaty. At that time, the treaty was terminated on a cut-off basis. In the pending arbitration Vesta is seeking, among other things, recoupment of all believed improper excessive

Notes to Consolidated Financial Statements

expense allocations and charges from CIGNA. The arbitration was bifurcated into two phases with Phase I concentrating on the interpretation of the intent of the parties related to the expense reimbursement provisions of the treaty at the time it was entered. Phase II, which has now been completed, related to any remaining issues between the parties, including those that exist with regard to an audit of expenses ceded to the treaty. The Phase I hearing was held in February 2002 and the panel ruled that (i) the Company is responsible for the payment of ceding commissions provided for in the treaty and should pay any outstanding billings for commissions and paid claims, plus interest; (ii) the Company may proceed with an audit of expenses ceded to the treaty; and (iii) the parties should identify any further issues to be brought before the arbitration panel for phase two of the hearing. During the course of preparing for and conducting the expense audit, the Company determined that it should revise its estimated reinsurance receivable and recorded during the second quarter of 2003 a pre-tax valuation allowance of $9.4 million as a component of discontinued operations. As a result of the expense audit conducted during Phase II, the Company has now recovered from ACE $462,000 in overcharged expense items. The only remaining issue in the arbitration is ACE’s motion for attorney fees incurred in Phase I of the arbitration and Vesta’s request for interest on the overcharged expense items recovered in Phase II.

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

Third party auditors hired by Vesta have identified coverage issues that cast doubt on the validity of a number of claims. In addition, there is no actual retrocessional agreement that evidences the terms and conditions of Pool III which involves 60% or more of the incurred losses at issue. Although there are other tangential documents that the Liquidator may attempt to rely on to prove liability under Pool III, we believe that the Liquidator will not be able to establish liability for any portion of the Pool III claims. We also believe that a number of the losses allegedly incurred in connection with Pool I may be avoided on specific coverage grounds. We are defending this matter vigorously and are reasonably optimistic regarding the ultimate outcome, although an adverse ruling in this case could have a material effect on our financial condition. The first mediation session in this case was held on January 8, 2004 and a continued mediation is scheduled for March 31, 2004.

Vesta vs. New Cap Re is an arbitration against an Australian reinsurer, to collect reinsurance recoverables pursuant to two accident year excess of loss ratio reinsurance agreements. In the arbitration, New Cap Re challenged Vesta’s earlier draw on a Letter of Credit for $7.5 million which was held in connection with one of the two contracts. Shortly after the arbitration commenced, New Cap Re became the subject of insolvency proceedings in Australia and an ancillary proceeding in the U.S. Bankruptcy Court in New York. The Bankruptcy Court stayed all pending litigation and arbitration against New Cap Re, and we appealed that ruling to the Southern District of New York, and ultimately to the U.S. Court of Appeals for the Second Circuit, which recently affirmed the Bankruptcy Court’s stay of the arbitration against New Cap Re. Hence, our efforts to recover losses as well as New Cap Re’s efforts to challenge the earlier draw on the $7.5 million Letter of Credit by us are stayed and the company’s options may be limited to seeking adjudication of the dispute in Australia.

On September 5, 2002, New Cap Re served us with an Application pursuant to Section 588FF of the Australian Corporations Act seeking an order directing us to pay New Cap Re and its liquidator $1.0 million that Vesta allegedly received as an “unfair preference” and/or arising out of an “uncommercial transaction,” as those terms are defined by the Corporations Act. We filed a Notice of Appearance on October 31, 2002. The liquidator filed a Statement of Claim on August 13, 2003, and the Company filed its defense on December 18, 2003. Discovery has not commenced. While management intends to vigorously defend this matter, given the preliminary nature of these proceedings, it is too early to evaluate the likelihood of success.

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

Notes to Consolidated Financial Statements

Contingent liabilities

As part of its ongoing reinsurance recoverable arbitrations, we have obtained letters of credit for the benefit of certain parties. Our principal operating subsidiary, Vesta Fire is contingently liable under the terms of these letters of credit. For our reinsurance arbitrations, we have obtained letters of credit totaling $38.5 million for which we are contingently liable. Additionally, as part of our specialty lines underwriting retained, we have pledges of securities totaling $13.4 million securing our obligations under various reinsurance agreements. As part of our Federal Home Loan Bank Program, as more fully described in Note N, we have pledged securities with a market value of $178.8 million securing our obligation thereunder.

Leases

We lease office space for our home office and subsidiary offices and other equipment under operating lease arrangements. Rental expense for operating leases was $11.1 million, $13.9 million, and $6.2 million for the years ending December 31, 2003, 2002 and 2001 respectively.

Future payments for operating lease obligations at December 31, 2003 are as follows (in thousands):

	Total	Less than 1 year	2-3 years	4 - 5 years	After 5 years
Operating leases	$36,396	$9,729	$15,045	$7,463	$4,159

Note H - Supplemental Disclosures for Cash Flow Statement

The following table summarizes amounts recorded for interest and income taxes paid (in thousands):

	Year Ended December 31,
	2003	2002	2001
Cash paid for interest	$14,897	$16,522	$19,642
Cash paid for income taxes	8,857	1,318	7,605

During 2003, we redeemed $2.2 million face amount of Deferrable Capital Securities in exchange for approximately 402 thousand shares of common stock resulting in a gain of $.6 million. Pursuant to the provisions of SFAS No. 150, the gain is reflected as a component of income from continuing operations.

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

Notes to Consolidated Financial Statements

Note I - Reinsurance

Vesta engages in reinsurance agreements as part of our overall underwriting and risk management strategy. Our reinsurance ceded programs include coverages which limit the amount of individual claims to a fixed amount or percentage and which limit the amount of claims related to catastrophes.

The effect on premiums earned and losses and loss adjustment expenses incurred of all ceded and assumed reinsurance transactions are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Reinsurance assumed:
Premiums assumed	$40,495	$88,151	$11,698
Losses, policy benefits, and LAE assumed	38,881	46,906	37,453
Reinsurance ceded:
Premiums ceded	315,308	239,786	130,473
Losses, policy benefits, and LAE	186,139	141,635	110,321

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

The amount of reserves for unpaid losses and loss adjustment expenses, policy benefits and unearned premiums that we would remain liable for should reinsuring companies be unable to meet their obligations are as follows (in thousands):

	Year Ended December 31,
	2003	2002
Losses and loss adjustment expense	$163,128	$126,139
Policy benefits	121,803	141,105
Retroactive Reinsurance Receivable	—	599
Unearned premiums	138,820	87,211

	$423,751	$355,054

Notes to Consolidated Financial Statements

Note J – Income Taxes

Income tax expense (benefit) consists of:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Current tax expense (benefit)	$(3,344)	$(5,061)	$531
Deferred tax expense (benefit)	(19,379)	(13,608)	(14,877)
Valuation allowance	75,399	—	—
Less:
Tax (benefit) expense from discontinued operations	(9,374)	(12,974)	(10,951)
Tax expense on gain on redemption of preferred securities	—	74	1,060

Total tax expense (benefit) from continuing operations	$62,050	$(5,769)	$(4,455)

Vesta’s effective income tax rate differed from the statutory income tax rate as follows:

	Year Ended December 31,
	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (reductions) in tax resulting from:
Tax exempt investment income	0.5	0.2	(0.6)
Goodwill	—	(0.3)	0.2
Valuation allowance	(114.0)
Other	(1.1)	0.1	0.4

	(79.6)%	35.0%	35.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002
	(in thousands)
Deferred tax assets:
Unearned and advance premiums	$14,103	$16,428
Discounted unpaid losses	9,958	10,224
Net operating loss/AMT credit carryforward	48,106	44,223
Policy liabilities	25,898	4,260
Goodwill	1,455	3,700
Other	7,939	11,682

Total deferred tax assets	107,459	90,517

Deferred tax liabilities:
Deferred acquisition costs	23,655	23,584
Unrealized gains (losses)	6,744	8,186
Fixed assets	2,958	2,392
Other	318	2,902

Total deferred tax liabilities	33,675	37,064

Valuation allowance	82,676	7,277

Net deferred tax (liability) asset	$(8,893)	$46,176

Notes to Consolidated Financial Statements

Net operating loss carryforwards expire in periods through 2023 with approximately $68.2 million of the total expiring after 2018.

As part of the purchase accounting for our December 2000 acquisition of Instant Auto, we recorded valuation allowance of $7.3 million for net operating losses that were generated prior to the acquisition. The utilization of these net operating losses is subject to a number of acquisition-related limitations and, accordingly, we recorded a valuation allowance as part of purchase accounting.

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. SFAS 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance if, based on available evidence, it is more likely than not that all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and an evaluation of both objective and subjective positive and negative factors.

We evaluate the recoverability of our deferred tax assets on an ongoing basis. In making this evaluation during 2003, we considered all available positive and negative evidence, including our past results, the existence of significant cumulative losses in recent years, and our estimate of future taxable income.

While we anticipate being profitable in future periods, the combination of significant cumulative losses in recent years and uncertainty with respect to our year-end deferred tax asset balances within a reasonable time frame, warrants the recording of a valuation allowance under SFAS No. 109. Accordingly, we recorded a valuation allowance of $75.4 million for the year ended December 31, 2003, which represents our net deferred tax asset balance for which corresponding deferred tax liabilities did not offset. This increase in our valuation allowance, coupled with the $7.3 million valuation allowance that existed at December 31, 2002, resulted in an aggregate deferred tax asset valuation allowance of $82.7 million as of December 31, 2003.

We will continue to review our estimated taxable income in relation to our actual results on an ongoing basis. In the event that certain planned transactions are consummated or management believes that existing uncertainties regarding our forecasted taxable income are minimized, the existing valuation allowance may be reversed.

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

Notes to Consolidated Financial Statements

excercisable only if a person or group acquires a beneficial ownership of 10% or more of the common stock. The Rights entitle the holder to purchase one one-hundreth of a share of a new series of preferred stock at an exercisable price of $30.00 and will expire on June 15, 2010.

During 2003, we redeemed $2.2 million face amount of Deferrable Capital Securities in exchange for approximately 402 thousand share of common stock resulting in a gain of $.6 million. Pursuant to the provisions of SFAS No. 150, the gain is reflected as a component of income from continuing operations.

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

In 2002, we purchased 218 thousand shares of treasury stock on the open market for approximately $1.4 million. In the first quarter, we issued 57 thousand shares of treasury stock in exchange for 328 thousand shares of Instant Insurance Holdings, Inc. held by four minority shareholders. As of December 31, 2003, the Board of Directors has authorized the Company to acquire up to 5.0 million shares of treasury stock.

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

In 2001, we redeemed $10.0 million face amount of Deferrable Capital Securities in exchange for approximately 965 thousand shares of common stock. We also redeemed the preferred stock of a subsidiary with a stated value of $9.0 million and a carrying value of $8.4 million for approximately $5.2 million. Additionally, we were not required to pay the contingent amount recorded in 2000. The resulting after-tax gain from these transactions of $7.1 million was recorded directly to equity in accordance with EITF 86-32 “Early Extinguishment of a Subsidiary’s Mandatorily Redeemable Preferred Stock.” Also, we redeemed $7.0 million face amount of our Senior Debentures in exchange for approximately 568 thousand shares of common stock, resulting in a pre-tax gain of $1.4 million.

On December 31, 2001, we issued 1.5 million shares of common stock in exchange for 9.2 million shares of Instant Insurance Holdings, Inc. held by a minority shareholder.

As of December 31, 2002, the Agent Stock Incentive Plan terminated and the shares held in the Agent Stock Incentive Plan Trust were returned to the Company and held in Treasury.

Unearned stock consists of shares of common stock issued by Vesta that remain subject to certain future restrictions, and therefore are shown as a reduction to stockholders’ equity. Unearned stock compensation is composed of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Unamortized restricted stock awards	$6,040	$6,941
Receivable from issuance of restricted stock	104	104

	$6,144	$7,045

Notes to Consolidated Financial Statements

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

A brief description of each segment is as follows:

Standard property-casualty segment

The standard property-casualty segment consists of two principal lines of business: (1) underwriting only residential property insurance in capacity constrained states; and (2) underwriting residential property and automobile insurance in states where we can profitably offer both products through independent agents. Vesta’s insurance products are distributed primarily through approximately 2,525 independent agencies in 16 states. Our residential property lines target families (1) with multiple insurance policies; (2) who own more than one automobile; and (3) who live in a home valued between $100,000 and $350,000. Our standard personal auto line targets drivers over age thirty-five with above average driving records.

Non-standard agency segment

Our non-standard agency segment does not engage in underwriting activities. The primary focus of our agency segment is the distribution of non-standard auto insurance products for various retail and wholesale insurance carriers in exchange for commissions and fees. Our non-standard insurance policies, which generally are issued for the minimum limits of liability coverage mandated by state laws, provide coverage to drivers who find it difficult to obtain insurance from standard insurance companies due to a number of factors, including lack of prior coverage, failure to maintain continuous coverage, age, prior accidents, driving violations, type of vehicle or limited financial resources. Typically, non-standard auto insurance customers are considered higher-risk than standard customers, and premiums for non-standard insurance are generally more expensive.

Non-standard underwriting segment

Our non-standard insurance policies, which generally are issued for the minimum limits of liability coverage mandated by state laws, provide coverage to drivers who find it difficult to obtain insurance from standard insurance companies due to a number of factors, including lack of prior coverage, failure to maintain continuous coverage, age, prior accidents, driving violations, type of vehicle or limited financial resources. Most of the non-standard policies issued by our insurance companies are administered by our affiliated underwriting agencies, which perform or supervise all of the administrative functions associated with the design, sale and subsequent servicing of a non-standard personal automobile insurance policy. Our insurance companies also issue insurance policies that are administered by unaffiliated underwriting agencies with established customer bases in order to capture business in markets other than those targeted by our affiliated underwriting agencies. In these instances, we collect fees to compensate us both for the use of our certificates of authority to transact insurance business in selected markets as well as for assuming the risk that the unaffiliated underwriting agency will continuously and effectively administer these policies. We generally reinsure a higher percentage of this business relative to the business administered by our affiliated underwriting agencies.

Life insurance segment

We provide a variety of life insurance products through American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. In 2000, we purchased a 72% interest in American

Notes to Consolidated Financial Statements

Founders. On February 18, 2003, we purchased the remaining shares held by minority holders and now own 100% of American Founders. At December 31, 2003, American Founders had in force approximately $2.0 billion (face value) of life and annuity products. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products through independent agents located throughout the U.S. In the fourth quarter of 2002, we decided to exit the health insurance business line which was previously included in the life insurance segment. The results for the health insurance line have been reclassified to discontinued operations for all periods presented in this report.

Corporate and other segment

Our corporate and other segment consists primarily of (1) net income earned on investments; (2) interest expenses associated with all debt; (3) financial results for a small life insurance agency; and (4) overhead expenses not directly associated with any other business segment.

The following tables present selected financial data by segment for the respective years ended December 31 (in thousands):

	Standard Property- Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate and Other	Eliminations	Consolidated Total
2003
Revenues:
Premiums earned	$300,861	$8,806	$167,411				$477,078
Net investment income	—	28,330	—	$—	$12,361	$—	40,691
Policy fees	11,448	2,295	22,036	—	—	—	35,779
Realized gains (losses)	—	2,405	—	—	5,371	—	7,776
Agents fees and commissions	—	—	—	145,919	—	(96,809)	49,110
Other	750	2,830	2,890	—	841	—	7,311

Total revenues	313,059	44,666	192,337	145,919	18,573	(96,809)	617,745
Expenses:
Loss, LAE and policyholder benefits	207,800	21,080	114,426	—	—	—	343,306
Policy acquisition costs	63,637	1,021	49,962	—	—	(28,821)	85,799
Litigation settlement and arbitration charge	—	—	—	—	65,920	—	65,920
Operating expenses	44,480	9,517	18,706	126,593	17,920	(67,988)	149,228
Interest on debt	—	5,631	—	767	6,441	—	12,839
Gain on debt extinguishment	—	—	—	—	(602)	—	(602)
Deferrable Capital Securities	—	—	—	—	871	—	871

Total expenses	315,917	37,249	183,094	127,360	90,550	(96,809)	657,361

Pre-tax income (loss) from continuing operations	$(2,858)	$7,417	$9,243	$18,559	$(71,977)	$—	$(39,616)

Operating segment assets:
Investments and other assets	$285,145	$840,778	$168,640	$93,851	$322,701
Deferred acquisition costs	17,952	19,739	13,846	—	—
Goodwill & other intangibles	59,406	10,760	—	79,596	—

	$362,503	$871,277	$182,486	$173,447	$322,701

Notes to Consolidated Financial Statements

	Standard Property- Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate and Other	Eliminations	Consolidated Total
2002
Revenues:
Premiums earned	$320,267	$10,506	$161,477				$492,250
Net investment income	—	36,020	—	$—	$18,392	$(1,012)	53,400
Policy fees	5,201	3,536	11,090	—	—	—	19,827
Realized gains (losses)	—	(28,173)	—	—	(409)	—	(28,582)
Agents fees and commissions	—	—	—	131,224	—	(76,078)	55,146
Other	510	1,602	5,363	—	907	—	8,382

Total revenues	325,978	23,491	177,930	131,224	18,890	(77,090)	600,423
Expenses:
Loss, LAE and policyholder benefits	221,549	23,283	100,278	—	—	—	345,110
Policy acquisition costs	72,208	2,720	50,109	—	—	(34,100)	90,937
Litigation settlement charge	—	—	—	—	9,029	—	9,029
Operating expenses	39,933	9,757	16,943	118,445	24,432	(41,978)	167,532
Interest on debt	—	6,304	—	1,012	8,618	(1,012)	14,922
Gain on debt extinguishment	—	—	—	—	(9,477)	—	(9,477)

Total expenses	333,690	42,064	167,330	119,457	32,602	(77,090)	618,053

Pre-tax income (loss) from continuing operations	$(7,712)	$(18,573)	$10,600	$11,767	$(13,712)	$—	$(17,630)

Operating segment assets:
Investments and other assets	$349,254	$883,374	$142,394	$73,388	$387,826
Deferred acquisition costs	42,308	18,708	10,736	—	—
Goodwill & other intangibles	56,529	10,760	—	67,581	—

	$448,091	$912,842	$153,130	$140,969	$387,826

	Standard Property- Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate and Other	Consolidated Total
2001
Revenues:
Premiums earned	$246,063	$9,769	$10,169			$266,001
Net investment income	—	42,987	—	$325	$20,099	63,411
Policy fees	3,547	3,971	156	—	—	7,674
Realized gains (losses)	—	(3,532)	—	—	2,419	(1,113)
Agents fees and commissions	—	—	—	5,892	—	5,892
Other	718	1,020	4,237	—	1,828	7,803

Total revenues	250,328	54,215	14,562	6,217	24,346	349,668
Expenses:
Loss, LAE and policyholder benefits	161,599	24,092	7,997	—	—	193,688
Policy acquisition costs	54,795	1,937	2,356	—	—	59,088
Litigation settlement charge	—	—	—	—	25,000	25,000
Operating expenses	32,356	9,350	276	9,087	16,860	67,929
Interest on debt	—	8,584	—	83	8,898	17,565
Gain on debt extinguishment	—	—	—	—	(1,400)	(1,400)

Total expenses	248,750	43,963	10,629	9,170	49,358	361,870

Pre-tax income (loss) from continuing operations	$1,578	$10,252	$3,933	$(2,953)	$(25,012)	$(12,202)

Operating segment assets:
Investments and other assets	$209,094	$915,102	$55,056	$9,041	$474,497
Deferred acquisition costs	36,800	21,538	494	—	—
Goodwill & other intangibles	58,592	20,932	—	29,736	—

	$304,486	$957,572	$55,550	$38,777	$474,497

Notes to Consolidated Financial Statements

Note M - Debt and Deferrable Capital Securities

Long-term debt and Deferrable Capital Securities at December 31, 2003 and 2002 consists of the following (in thousands):

	2003	2002
Long-term debt: 8.75% Senior Debentures, due July 15, 2025	$55,680	$55,795

8.525% Deferrable Capital Securities, issued by Vesta Capital Trust I, due January 15, 2027	$20,252	$22,445

The Senior Debentures are unsecured and rank on parity with all other unsecured and unsubordinated indebtedness. The debentures contain certain restrictions on the ability of Vesta to issue, sell, or otherwise dispose of any restricted subsidiary or to pledge the capital stock of any subsidiary.

During 2003, we redeemed $2.2 million face amount of Deferrable Capital Securities in exchange for approximately 402 thousand shares of common stock resulting in a gain of $.6 million. Pursuant to the provisions of SFAS No. 150, the gain is reflected as a component of income from continuing operations.

During the year ended December 31, 2002, we extinguished $23.9 million of our Senior Debentures for 1.1 million shares of common stock and approximately $9.4 million plus accrued interest. As a result of the early redemption of this long term debt, we recorded a pre-tax gain of $9.5 million. During the year ended December 31, 2001, we extinguished $7.0 million of our Senior Debentures for 569 thousand shares of common stock. As a result of the early redemption of this long-term debt, we recorded a pre-tax gain of $1.4 million.

Vesta’s outstanding balance of the line of credit at December 31, 2003 and 2002 is as follows (in thousands):

	Outstanding	Available
2003	$30,000	$—
2002	$30,000	$—

In March, 2002, we amended our previous $30 million revolving credit agreements with First Commercial Bank of Birmingham, Alabama (“First Commercial”) to restructure the financial covenants contained therein. These credit agreements, which consisted of a $15 million unsecured line and a $15 million secured line, were due to expire in April 2003.

Effective February 1, 2003, we entered a $30 million revolving credit arrangement with First Commercial Bank of Birmingham, Alabama (“First Commercial”), secured by a pledge of 358,375 shares of our holding company’s ownership in the common stock of Affirmative Insurance Holdings, Inc. representing approximately 40.6% of Affirmative’s issued and outstanding shares of capital stock as of December 31, 2003. The credit facility bears interest at First Commercial’s prime rate and will mature no earlier than June 30, 2005. As of December 31, 2003, we had drawn the entire $30 million available under this Agreement.

This credit agreement contains covenants which require us to maintain (i) consolidated GAAP net income (excluding realized gains and losses) of at least $15 million for any calendar year, (ii) consolidated debt to capital ratio of no more than 39%, measured on a quarterly basis, (iii) an A.M. Best rating of “B” or better, measured continuously, (iv) consolidated GAAP net worth of at least $208 million, measured quarterly, (v) an interest coverage ratio of not less than 1.5 to 1 for any calendar year and (vi) risk-based capital of not less than 150% of the NAIC’s authorized control level, measured continuously. As of December 31, 2003, the Company was in

Notes to Consolidated Financial Statements

non-compliance with its consolidated GAAP net income, interest coverage ratio, consolidated debt to capital ratio, and GAAP net worth covenants. First Commercial has waived compliance with these covenants, which effectively waives these covenants through December 31, 2004.

Although management does not anticipate an event of default with respect to these covenants in 2004, there can be no assurance that we will remain in compliance with these covenants in the future. Furthermore, current dividend levels from Vesta Fire and J. Gordon Gaines would not be sufficient to repay the anticipated outstanding balance of this credit facility were we to violate a covenant without seeking prior approval. Although management believes the Company would be able to secure waivers on any future covenant violations, the failure to obtain such waivers of the potential covenant violations or refinance the credit facility on similar terms could have a material adverse impact on our financial condition. The failure of the Company to secure refinancing of the credit facility would force the Company to secure other forms of financing as current operating cash flows would not be sufficient to cover the contractually required debt service requirements. The Company’s inability to secure other financing to refinance the credit facility would have a material adverse impact on the Company. Additionally, refinancing the Credit Facility with other financing at higher interest rates could negatively impact the Company’s financial performance.

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

As of December 31, 2003, our long term debt carried a semi-annual distribution obligation of approximately $3.3 million.

As of December 31, 2003, the Company has recorded, as a component of other liabilities, $14.3 million related to consideration for nonstandard agency acquisitions made by the Company in 2002. These balances bear interest between 8.5% and 9.0% and are payable as follows: $10.4 million in 2004, $3.6 million in 2005, $.2 million in 2006 and $.1 million in 2007.

Notes to Consolidated Financial Statements

Note N - Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (“FHLB”) as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Short-term advances, bearing interest at 1.05% to 1.46% for 2003 and 1.41% to 3.03% for 2002	$93,935	$105,580
Amortizing advances with balloon payments, bearing interest at rates from 6.41% to 7.3%, maturing from 2010 to 2016	58,748	64,595
Fully amortizing advances, bearing interest at rates ranging From 6.19% to 7.48%, maturing from 2004 to 2017	6,128	6,618

	$158,811	$176,793

We are required to maintain a collateral deposit with FHLB. At December 31, 2003 and 2002 respectively, investments having a market value of approximately $178.8 million and $183.6 million were pledged to the FHLB. For the years ended December 31, 2003 and 2002, interest expense was approximately $6.2 million and $7.4 million, respectively.

Annual maturities of borrowings from FHLB as of December 31, 2002 are as follows (in thousands):

2004	$87,184
2005	3,290
2006	2,583
2007	2,747
2008	2,926
Thereafter	60,081

$158,811

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

Notes to Consolidated Financial Statements

The following summary sets forth activity under the Plans for the years ended December 31:

	2003		2002		2001
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding—beginning of the year	882,311	$8.61	867,977	$9.93	825,562	$10.92
Granted	40,000	$2.82	300,000	6.84	137,500	6.16
Exercised	—	—	—	—	—	—
Forfeited	163,000	$10.35	285,666	10.60	95,085	4.50

Outstanding—end of the year	759,311	$7.93	882,311	$8.61	867,977	$9.93

Weighted-average fair value of options granted during the year	$1.18		$4.35		$3.85

Of the 759,311 outstanding options at December 31, 2003, 399,311 were exercisable.

The following table shows expiration dates and weighted average exercise price for all outstanding options and options currently exercisable at December 31, 2003:

Expiration Date	Number of Shares	Weighted Average Exercise Price	Options Exercisable
2004	1,500	16.00	1,500
2005	31,311	20.72	31,311
2006	9,000	35.38	9,000
2007	15,000	31.00	15,000
2008	15,000	59.19	15,000
2009	240,000	4.59	167,500
2010	120,000	4.91	40,000
2011	90,000	6.01	45,000
2012	197,500	6.77	35,000
2013	40,000	2.82	40,000

At December 31, 2003, Vesta has issued 766,807 shares of restricted stock. In addition, Vesta issued 74,307 shares to officers of Vesta in exchange for promissory notes. The common stock is being held by Vesta as security for the repayment of the notes. The balance of the unamortized restricted stock and unpaid note receivable at December 31, 2003 and 2002, was $6.1 million and $7.1 million, respectively, and are shown as reductions to stockholders’ equity. The restrictions on these shares expire in 2004 - 2011.

Notes to Consolidated Financial Statements

Note P - Quarterly Financial Information (Unaudited)

The following is a summary of selected quarterly information (in thousands, except for per share data):

	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Premiums and policy fees earned	$125,131	$132,533	$137,133	$118,060
Net investment income	11,615	9,871	10,047	9,158
Operating costs and expenses	155,259	168,833	154,986	196,889
Income tax (benefit) expense	2,736	(1,961)	3,483	57,790
Minority interest and Deferrable Capital Securities	597	404	425	367
Net income (loss) from continuing operations	4,482	(4,048)	6,355	(109,680)
Net income (loss) from discontinued operations	(808)	(7,553)	(2,011)	(5,553)
Net income (loss) available to common stockholders	3,674	(11,601)	4,344	(116,400)
Basic per share data:
Net (loss) income from continuing operations	$0.13	$(0.12)	$0.18	$(3.13)
Net income (loss) from discontinued operations	$(0.02)	$(0.21)	$(0.06)	$(0.16)
Net income (loss) available to common stockholders	$0.11	$(0.33)	$0.12	$(3.32)

	Three months ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Premiums and policy fees earned	$108,715	$126,318	$135,684	$140,129
Net investment income	13,568	13,691	14,329	11,846
Operating costs and expenses	140,524	157,535	178,986	168,175
Income tax (benefit) expense	1,219	(350)	(5,499)	2,630
Minority interest and Deferrable Capital Securities	553	919	622	899
Net income (loss) from continuing operations	1,587	(1,571)	(10,835)	810
Net income (loss) from discontinued operations	162	(9,912)	(775)	(17,384)
Net income available to common shareholders	1,959	(11,483)	(11,610)	(10,528)
Basic per share data:
Net (loss) income from continuing operations	$0.05	$(0.05)	$(0.33)	$0.02
Net income (loss) from discontinued operations	$—	$(0.29)	$(0.02)	$(0.51)
Net income (loss) available to common stockholders	$0.06	$(0.34)	$(0.34)	$(0.31)

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

Notes to Consolidated Financial Statements

Note Q - Fair Values of Financial Instruments

The carrying amounts and estimated fair values of Vesta’s financial instruments, none of which were held for trading purposes, at December 31, 2003 and 2002 are as follows (in thousands):

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed maturities	$853,608	$853,608	$863,695	$863,695
Equity securities	29,937	29,937	27,055	27,055
Cash and short-term investments	98,522	98,522	150,272	150,272
Mortgage loans	9,089	9,089	12,124	12,124
Collateral loans			—	—
Policy loans	57,209	57,209	61,278	61,278
Other invested assets	30,083	30,083	36,759	36,759

Financial liabilities:
Insurance liabilities for investment contracts	$572,112	$547,650	$572,143	$546,521
FHLB advances	158,811	158,811	176,793	176,793
Long term debt and deferrable capital securities	75,932	55,081	78,240	43,032

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

•	Equity Securities - The carrying value of unaffiliated common stock, except for stock of FHLB, approximates fair value. Because FHLB shares are not publicly traded, the market value of the stock was considered to be equivalent to its cost due to the fact that FHLB has historically redeemed the shares at the original cost.

•	Mortgage Loans - The fair value of mortgage loans is calculated by discounting scheduled cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit and interest rate risks. Approximately $1.8 million of the loans were in the process of foreclosure.

•	Other Invested Assets - The carrying value of certain other invested assets approximates fair value because existing rates of return approximates the current rates of return required on similar investments.

•	Annuity Account Balances – Annuity account balances include single premium and flexible premium deferred and immediate annuity contracts, supplementary contracts not having significant mortality risk, policyholder dividend accumulations, and separate account liabilities. Cash surrender value is used in determining the fair value of single premium and flexible premium deferred annuity contracts. Carrying amounts approximated fair value for immediate annuities, supplementary contracts, policyholder dividend accumulations, and separate account liabilities.

•	Borrowings - Fair values for the advances from FHLB were calculated using interest rates in effect as of each year end with the other terms of the advances unchanged. Carrying values of short-term debt approximate fair value as effective rates approximate current rates. Fair values of long-term debt and deferrable capital securities, were determined based on recent transactions involving the applicable securities.

It is not practical to estimate the fair value of policy loans as they have no stated maturity and their rates are set at a spread related to policy liability amounts.

Notes to Consolidated Financial Statements

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

We consummated the sale of Aegis Financial Corporation and its subsidiary States General Life Insurance Company (States General) effective September 30, 2003 for $4.6 million. For the year ended December 31, 2003, we recorded a loss of $4.4 million, net of tax, for our health operations and our consulting business, including the aforementioned loss on the sale of Aegis.

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

As a result of an unexpected increase in the severity and volume of reported claims associated with both our discontinued commercial and assumed reinsurance lines and an increase in payments on claim reserves during 2001, we increased our expected losses from discontinued operations in the third quarter of 2001 by approximately $19.5 million, net of tax. The increase in our expected losses with respect to our commercial business related to a variety of underlying coverages including general liability. These types of claims may take many years to fully develop and we must continue to monitor trends in their ultimate development. Similarly, we experienced negative development in some of our assumed reinsurance contracts, principally related to certain homeowners coverages. These types of claims should fully develop over a comparatively shorter period of time. During 2002, we incurred an after-tax charge of $9.5 million due to the completion of arbitration with F&G Re related to ceded commercial and assumed reinsurance business.

For the year ended December 31, 2003, we recorded a loss of $11.5 million, net of tax, for reinsurance assumed and commercial lines businesses primarily related to the recording of an after-tax charge of $6.8 million on the CIGNA Property and Casualty Insurance Company arbitration reinsurance assumed receivables, the recording of an after-tax charge of $0.7 million related to the settlement of the Nichols lawsuit, and an after-tax charge of $4.7 million related to reserve adjustments and valuation allowances for receivables related to our commercial and assumed reinsurance books of business.

Notes to Consolidated Financial Statements

Operating results of discontinued reinsurance assumed, commercial, health and consulting lines were as follows (in thousands):

	2003	2002
Net premium earned	$8,065	$20,119

Income (loss) from discontinued operations before tax	$24,637	$(34,221)
Income tax expense (benefit)	(8,712)	(12,229)

Income (loss) from discontinued operations, net of tax	$(15,925)	$(21,992)

Basic net income (loss) from discontinued operations per common share	$(0.46)	$(0.65)
Diluted net income (loss) from discontinued operations per common share	$(0.46)	$(0.65)

Assets and liabilities of the commercial and reinsurance assumed businesses are primarily comprised of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Investments and other assets	$77,702	$86,824
Reserves for loss, LAE and unearned premium	77,702	87,193

Note S – Related Party Transactions

In June of 2001, the Company settled a contingent liability with three of its executives under the Executive Officer Incentive Compensation Plan by issuing 1.25 million shares of restricted stock and giving the executives total loans of $5.0 million. The restricted stock, which is recorded as Unearned Stock at December 31, 2003, vests over a 10-year period under certain circumstances. The loans, which are recorded as Other Assets at December 31, 2003 may be forgiven over a 10-year period. The Company will record the vesting of the restricted stock and any forgiveness of the loans as compensation expense in the appropriate periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information concerning Vesta and its consolidated subsidiaries required to be included in our periodic SEC reports.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

During the fourth quarter of 2003, it was determined that the Chairman of the Board violated the Company’s pre-clearance policy related to a purchase of the Company’s debt securities. Based on its investigation, the Board determined that the violation was inadvertent.

PART III

Item 10. Directors and Executive Officers of Registrant

Information required by this item is incorporated by reference from the sections entitled “Information about our Board of Directors and Executive Officers,” and “Compensation and Other Transactions with Executive Officers and Directors” in the Proxy Statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”), which is to be filed with the Securities and Exchange Commission on or before April 30, 2003.

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	744,311	$7.63	3,129,068
Equity compensation plans not approved by security holders	15,000	$23.13	—

Total	759,311	$7.93	3,129,068

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference from the section entitled “Information about our Board of Directors and Executive Officers” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference from the section entitled, “Audit and Audit Related Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and

Reports on Form 8-K

(a) Index of documents filed as a part of this report:

Page of this Report
(1) Financial Statements:

Report of Independent Auditors	55

Consolidated Balance Sheets at December 31, 2003 and 2002	56

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2003	57

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2003	58

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003	59

Notes to Consolidated Financial Statements	60

(2) Schedules Supporting Financial Statements for the three years ended December 31, 2003

II. Condensed Financial Information of Registrant (Parent Company)	99

III. Supplemental Insurance Information (Consolidated)	102

IV. Reinsurance (Consolidated)	103

V. Valuation and Qualifying Accounts (Consolidated)	103

Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

(3) Exhibits

Exhibits are listed in the index of Exhibits at page 97.

(b) Reports on Form 8-K: Current reports were filed on Form 8-K on October 3, 2003 and November 13, 2003 in connection with press releases.

EXHIBITS INDEX

Exhibit No.	Description

3.2	By-Laws of the Company (Amended and Restated as of October 1, 1993) (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338))

4.1	Indenture between the Company and Southtrust Bank of Alabama, National Association, dated as of July 19, 1995 (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))

4.2	Supplemental Indenture between the Company and Southtrust Bank of Alabama, National Association, dated July 19, 1995 (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))

4.3	Indenture dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina, as trustee (filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338))

4.4	Amended and Restated Declaration of Trust, dated as of January 31, 1997, of Vesta Capital Trust I (filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338))

4.5	Capital Securities Guarantee Agreement, dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina, as trustee (filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated by reference (File No. 1-12338))

10.1	Amended and Restated Management Agreement between J. Gordon Gaines, Inc. and Vesta Fire Insurance Corporation and its subsidiary and affiliated companies, effective as of January 1, 1999 (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference)

10.2	Office Lease between the Company and Torchmark Development Corporation, dated as of April 20, 1992 (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference (File No. 1-12338))

10.3	Credit Agreement by and among Vesta Insurance Group, Inc. and First Commercial Bank establishing a $30 million Revolving Credit Facility dated February 1, 2003. (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.4	Stock Pledge Agreement, dated February 1, 2003, by Vesta Insurance Group, Inc. in favor of First Commercial Bank, .

10.5	Form of Restricted Stock Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on August 31, 1993 and incorporated herein by reference (File No. 1-12338))

10.6*	The Company’s Incentive Compensation Plan (filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on April 9, 2001 and incorporated herein by reference)

10.7*	The Company’s Long Term Incentive Plan as amended effective as of August 27, 1999 (filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on August 9, 1999) and incorporated herein by reference

10.8*	Form of Non-Qualified Stock Option Agreement entered into by and between the Company and certain of its executive officers and directors (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))

10.9*	Cash Bonus Plan of the Company (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference)

10.10*	J. Gordon Gaines, Inc. Post Retirement Benefits Plan (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1994, filed on March 29, 1995 and incorporated herein by reference (File No. 1-12338))

10.11	The Company’s Non-Employee Director Stock Plan (filed as an exhibit to the Company’s 10-Q for the quarter ended March 30, 2000, filed on May 15, 2000 and incorporated herein by reference (File No. 1-12338))

10.12	Employment Agreement between the registrant and Norman W. Gayle, III, dated as of September 30, 1999. (filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

10.13	Employment Agreement between the registrant and Donald W. Thornton, dated as of September 30, 1999. (filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

Exhibit No.		Description

10.14		Vesta Insurance Group, Inc. Executive Officer Incentive Compensation Plan. (filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

10.15		Settlement Agreement, made as of July 23, 2001, relating to the Vesta Insurance Group, Inc. Executive Officer Incentive Compensation Plan (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.16		Employment Agreement between the registrant and Hopson B. Nance, dated as of February 24, 2003 (filed as an exhibit to the Company’s Form 10-Q for the period ending June 30, 2003 and incorporated herein by reference.)

21.0	†	Subsidiaries of Vesta Insurance Group, Inc.

23.1	†	Consent of PricewaterhouseCoopers LLP

31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	†	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	†	Comments concerning forward looking statements

*	These are the Company’s compensatory plans.
†	Filed herewith.

Vesta Insurance Group, Inc.

(Parent Company)

Schedule II – Condensed

Balance Sheets

(in thousands except share data)

	At December 31,
	2003	2002
Assets
Investment in affiliates *	$338,146	$418,235
Short-term investments		513

Total investments	338,146	418,748

Cash	68	11
Receivable from litigation settlement	(6)	16,000
Other assets	4,693	13,348

Total assets	$342,901	$448,107

Liabilities
Other liabilities	$97,656	$78,599
Short term debt	30,000	30,000
Long term debt	103,647	103,647

Total liabilities	231,303	212,246

Stockholders’ equity
Preferred stock $.01 par value, 5,000,000 shares, authorized, issued:
2002 - 0 and 2001 - 0	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, issued:
2003 - 38,545,788 and 2001 - 38,143,037 shares	385	381
Additional paid-in capital	246,302	247,462
Accumulated other comprehensive income, net of tax (benefit) expense of $6,451 and $8,131 in 2003 and 2002, respectively	11,983	15,101
Retained deficit	(122,665)	(1,788)
Treasury stock	(18,263)	(18,250)
Unearned stock	(6,144)	(7,045)

Total stockholders’ equity	111,598	235,861

Total liabilities and stockholders’ equity	$342,901	$448,107

*	Eliminated in consolidation

Vesta Insurance Group, Inc.

(Parent Company)

Schedule II—Condensed Statements of Operations

(in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Revenues:
Net other income (loss)	$3,514	$(2,775)	$4,470
Gain on litigation settlement	986	16,000	—

	4,500	13,225	4,470

Expenses:
Interest expenses	11,866	13,587	15,125
Operating expenses	13,795	12,301	29,325
Gain on debt extinguishment	(602)	(9,477)	(1,400)

Total expenses	25,059	16,411	43,050

Net loss before income tax, and equity in earnings of affiliates	(20,559)	(3,186)	(38,580)
Income tax benefit	7,196	1,115	13,503

Loss before equity in earnings of affiliates	(13,363)	(2,071)	(25,077)
Equity in earnings of affiliates *	(106,622)	(30,140)	(4,253)

Net income (loss)	$(119,985)	$(32,211)	$(29,330)

*	Eliminated in consolidation

Vesta Insurance Group, Inc.

(Parent Company)

Schedule II—Condensed Statement of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Cash (used in) provided from operations	$3,625	$14,074	$(61,342)

Cash provided by investing activities:
Net decrease in short-term investments		—	—

Cash provided by in investing activities		—	—

Cash (used in) provided from financing activities:
Dividends paid	(3,568)	(3,658)	(2,770)
Acquisition of common stock	—	(949)	(57,269)
Issuance of common stock	—	—	96,381
Net change in short term debt	—	36	24,964
Retirement of debt and deferrable capital securities		(9,492)	—

Cash (used in) provided from financing activities	(3,568)	(14,063)	61,306

Net increase (decrease) in cash	57	11	(36)

Cash balance at beginning of period	$11	$—	$36

Cash balance at end of period	$68	$11	$—

Vesta Insurance Group, Inc.

Schedule III—Supplemental Insurance Information (Consolidated)

As of December 31, 2003 and 2002

(in thousands)

	Deferred Policy Acquisition Costs	Future Policy Benefits, Loss and Loss Adjustment Expense Reserve	Unearned Premiums
As of December 31, 2003
Standard Property-Casualty	$17,953	$167,662	$243,824
Life Insurance	19,739	668,298	—
Non-Standard Automobile	13,845	110,191	85,949
Discontinued Operations	—	77,702	—

	$51,537	$1,023,853	$329,773

As of December 31, 2002
Standard Property-Casualty	$42,308	$164,077	$227,485
Life Insurance	18,708	678,419	—
Specialty lines	10,736	73,833	79,297
Discontinued operations	—	84,410	—

	$71,752	$1,000,739	$306,782

Vesta Insurance Group, Inc.

Schedule III—Supplemental Insurance Information (Consolidated)

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Net Earned Premium	Net Investment Income	Benefits, Claim and Loss Adustment Expenses	Amortization of DAC	Other Operating Expenses	Net Premium Written
As of December 31, 2003
Standard Property-Casualty	300,861	—	207,800	63,637	44,480	262,718
Life Insurance	8,806	28,330	21,080	1,021	9,517	6,466
Non-standard Underwriting	167,411	—	114,426	49,962	18,706	179,584
Non-standard Auto Agency	—	—	—	—	126,593	—
Corporate and other	—	12,361	—	—	17,920	—
Eliminations	—		—	(28,821)	(67,988)	—

	$477,078	$40,691	$343,306	$85,799	$149,228	$448,768

As of December 31, 2002
Standard Property-Casualty	$320,267		$221,549	$72,208	$39,933	$354,618
Life Insurance	10,506	$36,020	23,283	2,720	9,757	10,506
Non-standard Underwriting	161,477	—	100,278	50,109	16,943	181,349
Non-standard Auto Agency	—	—	—	—	118,445	—
Corporate and other	—	18,392	—	—	24,432	—
Eliminations	—	(1,012)	—	(34,100)	(41,978)	—

	$492,250	$53,400	$345,110	$90,937	$167,532	$546,473

As of December 31, 2001
Standard Property-Casualty	$246,063		$161,599	$54,795	$32,356	$263,962
Life Insurance	9,769	$42,987	24,092	1,937	9,350	9,769
Non-standard Underwriting	10,169	—	7,997	2,356	276	11,789
Non-standard Auto Agency	—	325	—	—	9,087	—
Corporate and other	—	20,099	—	—	13,466	—

	$266,001	$63,411	$193,688	$59,088	$64,535	$285,520

Vesta Insurance Group, Inc.

Schedule IV—Reinsurance (Consolidated)

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

Premiums Earned	Gross Direct Amount	Ceded to other Companies	Assumed from other Companies	Net Amount	Percentage of Amount Assumed to Net
2003	751,891	315,308	40,495	477,078	8.49%
2002	649,592	239,786	88,151	497,957	17.70%
2001	384,776	130,473	11,698	266,001	4.40%

Vesta Insurance Group, Inc.

Schedule V – Valuation and Qualifying Accounts (Consolidated)

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Deductions	Balance at End of Period
Allowance for premiums in course of collection:
2003	897	2,949	2,670	1176
2002	2,684	760	2,547	897
2001	3,937	3,797	5,050	2,684

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VESTA INSURANCE GROUP, INC.

By	/s/ Norman W. Gayle, III,
Norman W. Gayle, III,
President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman W. Gayle, III Norman W. Gayle, III	Director, President & CEO	15-Mar-04

/s/ Hopson B. Nance Hopson B. Nance	Chief Financial Officer & Treasurer (Principal Financial Officer)	15-Mar-04

/s/ E. Murray Meadows E. Murray Meadows	Controller (Principal Accounting Officer)	15-Mar-04

/s/ Tambra L.G. Bailie Tambra L.G. Bailie	Director	15-Mar-04

/s/ Robert B. D. Batlivala, PhD. Robert B. D. Batlivala, PhD.	Director	15-Mar-04

/s/ Walter M. Beale, Jr. Walter M. Beale, Jr.	Director	15-Mar-04

/s/ Ehney A. Camp, III Ehney A. Camp, III	Director	15-Mar-04

/s/ Alan S. Farrior Alan S. Farrior	Director	15-Mar-04

/s/ Michael J. Gough Michael J. Gough	Director	15-Mar-04

/s/ T. Owen Vickers, Sr. T. Owen Vickers, Sr.	Director	15-Mar-04