Form 10-Q
period 2004-03-31
VESTA INSURANCE GROUP INC
filed 2004-05-10
CIK 911576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                          (Mark One)

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the registrant's common stock,
$.01 par value, as of May 7, 2004
36,067,740

Vesta Insurance Group, Inc.

Part I
Item 1. Financial Statements
Vesta Insurance Group, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)
	March 31,	December 31,
	2004	2003
	(unaudited)
Assets:
Fixed maturities available for sale - at fair value (cost: 2004 - $691,924;
2003 - $674,623)	$704,144	$692,260
Fixed maturities - trading	162,618	161,348
Equity securities-at fair value: (cost: 2004-$29,214; 2003- $28,454)	30,740	29,937
Mortgage loans	8,335	9,089
Policy loans	55,549	57,209
Short-term investments	9,820	6,146
Other invested assets	29,840	30,083

Total investments	1,001,046	986,072
Cash	97,144	92,376
Accrued investment income	11,432	11,012
Premiums in course of collection (net of allowances for losses
of $1,176 in 2004 and 2003)	131,622	116,345
Reinsurance balances receivable	429,499	423,751
Reinsurance recoverable on paid losses	52,627	46,484
Deferred policy acquisition costs	48,433	51,537
Property and equipment	20,896	21,070
Goodwill	133,448	133,448
Other intangible assets	16,056	16,315
Other assets	21,241	14,004

Total assets	$1,963,444	$1,912,414

Liabilities:
Policy liabilities	$674,755	$668,298
Losses and loss adjustment expenses	356,902	355,555
Unearned premiums	332,744	329,773
Federal Home Loan Bank advances	166,403	158,811
Reinsurance balances payable	67,394	55,938
Deferred income taxes	8,463	8,893
Line of credit	30,000	30,000
Long term debt	75,932	75,932
Other liabilities	126,252	117,616

Total liabilities	1,838,845	1,800,816
Commitments and contingencies: See Note B
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, issued:
2004 - 0 and 2003 - 0	--	--
Common stock, $.01 par value, 100,000,000 shares authorized, issued:
2004 - 38,547,740 and 2003 - 38,545,788	385	385
Additional paid-in capital	246,302	246,302
Accumulated other comprehensive income, (net of tax expense
of $8,603 and $6,451 in 2004 and 2003, respectively)	15,978	11,983
Accumulated deficit	(113,881)	(122,665)
Treasury stock (2,479,977 shares at cost at March 31, 2004 and
2,479,977 at December 31, 2003)	(18,263)	(18,263)
Unearned stock	(5,922)	(6,144)

Total stockholders' equity	124,599	111,598

Total liabilities and stockholders' equity	$1,963,444	$1,912,414

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Statements of Operations
(amounts in thousands, except per share data)
	Three months ended March 31,
	2004	2003
	(unaudited)
Revenues:
Net premiums written	$98,196	$130,946
Change in unearned premiums	11,799	(13,453)

Net premiums earned	109,995	117,493
Policy fees	8,936	7,638
Agency fees and commissions	17,554	15,322
Net investment income	9,532	11,615
Realized gains	806	3,509
Other	1,029	1,796

Total revenues	147,852	157,373
Expenses:
Policyholder benefits	6,112	5,090
Losses and loss adjustment expenses incurred	72,861	79,506
Policy acquisition expenses	11,810	25,985
Operating expenses	38,157	35,837
Interest on debt	2,945	3,158
Deferrable capital distributions	432	--

Total expenses	132,317	149,576

Income from continuing operations before income taxes, minority
interest and deferrable capital securities distributions	15,535	7,797
Income tax expense	408	2,729
Minority interest, net of tax	192	286
Deferrable capital security distributions, net of tax	--	311

Income from continuing operations	14,935	4,471
Loss from discontinued operations, net of tax	(935)	(796)

Income before cumulative effect of change in accounting principle	14,000	3,675
Cumulative effect of change in accounting principle, net of tax	(5,216)	--

Net income	8,784	3,675

Income from continuing operations per share - Basic	$0.42	$0.13

Net income per share - Basic	$0.25	$0.11

Income from continuing operations per share - Diluted	$0.42	$0.13

Net income available to common shareholders per share - Diluted	$0.25	$0.11

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Consolidated Statement of Cash Flows
(amounts in thousands)
	Three months ended March 31,
	2004	2003
	(unaudited)
Operating Activities:
Net income	$8,784	$3,675
Adjustments to reconcile net income to cash provided by (used in) operations
Changes in:
Loss and LAE reserves, and future policy liabilities	1,347	(2,086)
Unearned premium reserves	2,971	29,426
Reinsurance balances receivable	(5,748)	(1,072)
Premiums in course of collection	(15,278)	358
Reinsurance recoverable on paid losses	(6,143)	(12,187)
Reinsurance balances payable	11,456	(1,187)
Other assets and liabilities	5,173	(18,996)
Policy acquisition costs deferred	(8,707)	(24,506)
Policy acquisition costs amortized	11,810	21,955
Realized gains	(806)	(3,508)
Sale of fixed maturities trading	6,072	--
Purchases of fixed maturities trading	(6,633)	--
Amortization and depreciation	1,695	1,566

Net cash provided by (used in) operations	5,993	(6,562)
Investing Activities:
Investments sold:
Fixed maturities available for sale	27,897	64,731
Equity securities	1,510	193
Investments acquired:
Fixed maturities available for sale	(65,347)	(120,880)
Equity securities	(2,320)	(2,375)
Maturities, paydowns, calls and other
Fixed maturities available for sale	35,531	49,915
Net decrease in other invested assets	2,657	2,752
Net cash paid for acquisitions	(17)	(12,000)
Net increase in short-term investments	(3,674)	(26,202)
Assets held for sale	--	(713)
Additions to property and equipment	(1,190)	(861)
Disposal of property and equipment	65	1,010

Net cash used in investing activities	(4,888)	(44,430)
Financing Activities:
Net change in FHLB borrowings	7,592	(11,176)
Change in long and short-term debt	--	3
Repayment of acquisition contingent consideration	(2,981)	--
Net withdrawals (deposits) from insurance liabilities	(948)	(227)
Dividends paid	--	(892)

Net cash provided by (used) in financing activities	3,663	(12,292)
(Decrease) increase in cash	4,768	(63,284)
Cash at beginning of period	92,376	140,593

Cash at end of period	$97,144	$77,309

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands except per share amounts)

     Note A-Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited interim consolidated financial statements of Vesta Insurance Group, Inc. (the Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments, such as impairments) considered necessary for a fair presentation have been included. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

      Reclassifications: Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between periods. These reclassifications have no effect on previously reported stockholders' equity or net income during the periods presented.

      New Accounting Standards: In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, the FASB issued FIN 46-R, which replaces FIN 46. FIN 46-R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support form other parties. The effective date of FIN 46-R is March 31, 2004. However, FIN 46-R was applicable to entities that are considered special-purpose entities as of December 31, 2003. The application of FIN 46-R had no effect on our consolidated financial statements as of December 31, 2003. The provisions of FIN 46-R on entities not considered to be special-purpose entities was adopted as of March 31, 2004 and did not impact the Company's financial position or results of operations.

      On October 1, 2003, the Company adopted Derivatives Implementation Group Issue No. B-36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("DIG B-36"). DIG B-36 requires the bifurcation of embedded derivatives within certain modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as invested assets the third-party securities to which the creditor is exposed. In connection with the adoption of DIG B-36, the Company elected to reclassify to trading securities the investments, which are held in a separate trust, supporting a funds withheld treaty. In addition, the Company recognized in the fourth quarter of 2003 a loss from the cumulative effect from the adoption of DIG B-36 of $1.2 million, net of tax, in connection with recording the derivatives embedded in its modified coinsurance and funds withheld coinsurance arrangements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to the provisions of SFAS No. 150. The Company has not entered into any financial instruments within the scope of SFAS No. 150 since May 31, 2003. The Company's Deferrable Capital Securities are subject to the provisions of SFAS No. 150. Accordingly, the outstanding balance of the Company's Deferrable Capital Securities of $20.3 million as of March 31, 2004 is reflected as a component of total liabilities from the previous "mezzanine" debt classification. Furthermore, Deferrable Capital Security distributions of $0.4 millionfor the three months ended March 31, 2004 are reflected as a component of income from continuing operations in our consolidated 2004 statement of operations. The classification of Deferrable Capital Securities and Deferrable Capital Security distributions for the prior period remains unchanged, pursuant to the provisions of SFAS No. 150.

      In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). SOP 03-1 provides guidance on the reporting method and presentation of separate accounts, recognition of gains and losses on the transfer of assets from the general account to a separate account, as well as several liability valuation issues related to nontraditional long-duration contracts such as universal life and annuity contracts. The provisions of SOP 03-1 became effective for the Company on January 1, 2004. In applying the provisions of SOP 03-1 to our life insurance products offered through American Founders Financial Corporation ("American Founders"), the holding company for our life insurance operations, we changed our methodology for accruing reserves on our single premium deferred annuity product to accrue reserves at the enhanced fund rate as defined within the annuity contracts. As a result of this change in methodology, we recorded a loss of $5.2 million, net of tax of $2.8 million, which is classified as a cumulative effect of change in accounting principle on the accompanying consolidated statement of operations. The recording of this loss reduced both basic and diluted net income per share by $0.15 for the three months ended March 31, 2004.

      Restricted Assets: As part of a modified coinsurance agreement with ERC Life Reinsurance Corporation ("ERC Life"), American Founders is holding $162.6 million of assets, at March 31, 2004, for the benefit of ERC Life, all of which is classified as fixed maturities - trading on the accompanying consolidated balance sheet. Additionally, we have pledged investments having a market value of $182.6 million to the Federal Home Loan Bank.

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

     The reconciliation of net income and average shares outstanding for the three months ending March 31, 2004 and 2003 is as follows:

	Three months ended March 31,
	2004	2003
Net income	$8,784	$3,675

Weighted average shares outstanding-basic	35,375	34,865
Stock options and restricted stock	115	42

Weighted average shares outstanding-diluted	35,490	34,907

     For the three months ended March 31, 2004, options to purchase 683 thousand shares of common stock was excluded from the calculation of the diluted weighted average shares outstanding since they were anti-dilutive.

     Earnings per share for discontinued operations for the three months ended March 31, 2004 and 2003 are as follows:

	2004	2003
Basic Earnings per share:
Discontinued Operations	$(0.03)	$(0.02)
Diluted Earnings Per Share:
Discontinued Operations	$(0.03)	$(0.02)

     Stock-Based Compensation: In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No 148"). This statement became effective in 2003 and amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires additional disclosures related to the effect of stock-based compensation on reported results. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting for stock-based compensation and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards for the three months ended March 31, 2004 and 2003 (in thousands).

	2004	2003
Net income as reported	$8,784	$3,675
Add: Stock-based employee compensation expense included
in net income, net of tax	222	145
Deduct: Total stock-based employee compensation expense determined
under fair-value-based method for all awards, net of tax	(449)	(256)

Pro forma net income	$8,557	$3,564

Net income per share - basic
As reported	$0.25	$0.11
Pro forma	$0.24	$0.10
Net income per share - diluted
As reported	$0.25	$0.11
Pro forma	$0.24	$0.10

     Comprehensive Income: Comprehensive income for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	2004	2003
Net income	$8,784	$3,674
Net change in unrealized gain, net of tax	3,995	$(684)

Total comprehensive income	$12,779	$2,990

     Note B-Commitments and Contingencies

      Life insurance related lawsuits

      Our subsidiary, American Founders, is a defendant in a lawsuit brought by a judgment creditor of IFS Holdings, Inc. - the former holder of American Founders' series A and C preferred stock - alleging that American Founders redeemed its Series A and Series C preferred stock from IFS Holdings, Inc. for less than "reasonably equivalent value," and, therefore, engaged in a voidable fraudulent transfer. American Founders believes (i) that the redemption transaction was for reasonably equivalent value; and (ii) that the allegations brought against it in this lawsuit are without merit. Due to IFS's bankruptcy in 2001, the real party in interest to pursue this claim is the bankruptcy trustee administering IFS' estate in bankruptcy. Since assuming this position, the trustee has not pursued any discovery or otherwise attempted to resolve this case. In the opinion of management, resolution of the lawsuit is not expected to have a material adverse effect on our financial position. However, depending upon the amount and timing, an unfavorable resolution of this matter could materially affect American Founders' future operations or cash flows in a particular period. Furthermore, Vesta will remain liable to any adverse results from this lawsuit regardless of the outcome of the pending divestiture of American Founders.

      Health insurance related lawsuits

      Vesta and two former officers of Vesta are defendants in a lawsuit styled James H. Cashion, Jr. d/b/a American Health Underwriters v. Vesta Insurance Group, Inc., et al. Plaintiff, a former general agent of our subsidiary States General Life Insurance Company, which we purchased in 2001 and disposed of in 2003, alleges that the defendants engaged in an actionable civil conspiracy to tortiously interfere with his agency contracts. The civil conspiracy claim is premised, in part, on certain payments made to these two former officers of Vesta by another agent who replaced Mr. Cashion. The plaintiff is seeking actual and punitive damages. Vesta denies tortiously interfering with plaintiff's agency contract, believes the claims asserted against it have no merit, and is vigorously defending this lawsuit. The trial court recently denied the defendant's motion to compel arbitration, which decision is currently on appeal to the Texas Supreme Court. Discovery has been stayed pending resolution of this appeal. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on our financial position.

      Indemnification Agreements and Liability Insurance

      Pursuant to Delaware law and our by-laws, we are obligated to indemnify our current and former officers and directors for certain liabilities arising from their employment with or services to Vesta, provided that their conduct complied with certain requirements. Pursuant to these obligations, we have been advancing costs of defense and other expenses on behalf of certain current and former officers and directors, subject to an undertaking from such individuals to repay any amounts advanced in the event a court determines that they are not entitled to indemnification. During the three months ended March 31, 2004, funding of such expenses was approximately $7 thousand.

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

      NRMA Insurance Limited ("NRMA"), one of the participants in the 20 percent whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings.

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

     On March 1, 2004 the NRMA panel ruled in favor of NRMA and as a result, the Company incurred a charge of $33.5 million to its 2003 fourth quarter earnings. While the NRMA ruling does not set a binding precedent regarding Vesta's other arbitrations and while there are distinct facts and circumstances underlying and affecting our disputes with the other participants, for financial reporting purposes, the Company incurred a charge to its recoverable from the other treaty participants of $30.1 million in the fourth quarter of 2003. On March 4, 2004, Vesta filed a motion to vacate this arbitration award in the United

States District Court for the Northern District of Alabama, Southern Division. The grounds for this motion are the evident partiality of the neutral umpire. On May 5, 2004, the court issued an order granting Vesta's request for limited discovery and set an evidentiary hearing on Vesta's motion to vacate the arbitration award for August 25, 2004.

      The hearing on the merits of the arbitration with Alfa was scheduled for May, 2003, however on April 21, 2003, Alfa filed a lawsuit against Vesta Fire in the state court in Montgomery, Alabama seeking a declaration from the court on certain procedural and organizational matters and requesting that the court stay the arbitration proceedings during the pendency of the litigation in state court in Alabama. On April 24, 2003, the court issued a temporary restraining order staying the proceedings in the on-going arbitration in order to maintain the status quo until the merits of Alfa's petition could be heard and determined. After the hearing in the Circuit Court of Montgomery County on December 8 and 9, 2003, the court decided the procedural and organizational matters partially in favor of the Company and partially for Alfa. The hearing has been rescheduled for the weeks of March 7th and March 14th, 2005.

      The hearing in the Dorinco arbitration was previously scheduled for the two weeks of March 8 through March 12, and April 26 thru April 30, 2004. Recently, those hearing dates were adjourned and the new hearing dates are scheduled for the weeks of April 4th and April 11th, 2005.

      Muhl vs. Vesta is a case pending in the supreme Court of the State of New York, County of New York, brought by the Liquidator of Midland Insurance Company ("Midland"), claiming recoveries under two alleged retrocession agreements (Pool I and Pool III) between Midland and Interstate Fire Insurance Company, Vesta's predecessor in interest.

      Third party auditors hired by Vesta have identified coverage issues that cast doubt on the validity of a number of claims. In addition, there is no actual retrocessional agreement that evidences the terms and conditions of Pool III which involves 60% or more of the incurred losses at issue. Although there are other tangential documents that the Liquidator may attempt to rely on to prove liability under Pool III, we believe that the Liquidator will not be able to establish liability for any portion of the Pool III claims. We also believe that a number of the losses allegedly incurred in connection with Pool I may be avoided on specific coverage grounds. We are defending this matter vigorously and are reasonably optimistic regarding the ultimate outcome, although an adverse ruling in this case could have a material effect on our financial condition. This case is currently set for trial in September 2004.

      Vesta vs. New Cap Re is an arbitration against an Australian reinsurer, to collect reinsurance recoverables pursuant to two accident year excess of loss ratio reinsurance agreements. In the arbitration, New Cap Re challenged Vesta's earlier draw on a Letter of Credit for $7.5 million which was held in connection with one of the two contracts. Shortly after the arbitration commenced, New Cap Re became the subject of insolvency proceedings in Australia and an ancillary proceeding in the U.S. Bankruptcy Court in New York. The Bankruptcy Court stayed all pending litigation and arbitration against New Cap Re, and we appealed that ruling to the Southern District of New York, and ultimately to the U.S. Court of Appeals for the Second Circuit, which recently affirmed the Bankruptcy Court's stay of the arbitration against New Cap Re. Hence, our efforts to recover losses as well as New Cap Re's efforts to challenge the earlier draw on the $7.5 million Letter of Credit by us are stayed and the company's options may be limited to seeking adjudication of the dispute in Australia.

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

     Credit Facilities

      Effective February 1, 2003, we entered a $30 million revolving credit arrangement with First Commercial Bank of Birmingham, Alabama ("First Commercial"), collateralized by a pledge of 358,375 shares of our holding company's ownership in the common stock of Affirmative Insurance Holdings, Inc. representing approximately 40.6% of Affirmative's issued and outstanding shares of capital stock as of March 31, 2004. The new facility bears interest at First Commercial's prime rate and will mature no earlier than June 30, 2005. As of March 31, 2004, we had drawn the entire $30 million available under this Agreement.

      This credit agreement contains covenants which require us to maintain (i) consolidated GAAP net income (excluding realized gains and losses) of at least $15 million for any calendar year, (ii) consolidated debt to capital ratio of no more than 39%, measured on a quarterly basis, (iii) an A.M. Best rating of "B" or better, measured continuously, (iv) consolidated GAAP net worth of at least $208 million, measured quarterly, (v) an interest coverage ratio of not less than 1.5 to 1 for any calendar year and (vi) risk-based capital of not less than 150% of the NAIC's authorized control level, measured continuously. As of March 31, 2004, the Company was in non-compliance with its consolidated debt to capital ratio and GAAP net worth covenants. First Commercial has waived compliance with these covenants through December 31, 2004.

      Although management does not anticipate an event of default in 2004 with respect to covenants not already waived by First Commercial, there can be no assurance that we will remain in compliance with these covenants in the future. Furthermore, current dividend levels from Vesta Fire and J. Gordon Gaines would not be sufficient to repay the anticipated outstanding balance of this credit facility were we to violate a covenant without seeking prior approval. Although management believes the Company would be able to secure waivers on any future covenant violations, the failure to obtain such waivers of the potential covenant violations or refinance the credit facility on similar terms could have a material adverse impact on our financial condition. The failure of the Company to secure refinancing of the credit facility would force the Company to secure other forms of financing as current operating cash flows would not be sufficient to cover the contractually required debt service requirements. The Company's inability to secure other financing to refinance the credit facility would have a material adverse impact on the Company. Additionally, refinancing the Credit Facility with other financing at higher interest rates could negatively impact the Company's financial performance.

Note C-Segment Information

      We report financial results according to five business segments, which are distinguished by their product offerings or business activities. The accounting policies of the operating segments are described in Note A in the Company's Annual Report on Form 10-K for the year-ended December 31, 2003. Segment pre-tax income is income from continuing operations before income taxes, minority interest and deferrable capital securities distributions. Premiums, policy fees, other income, loss and benefit expenses, operating expenses and policy acquisition expenses are attributed directly to each operating segment. Net investment income and interest expense are allocated only to those segments for which such amounts are considered an integral part of the financial results for that segment.

      A brief description of each segment is as follows:

Standard property-casualty segment

      The standard property-casualty segment consists of two principal lines of business: (1) underwriting only residential property insurance in capacity constrained states; and (2) underwriting residential property and automobile insurance in states where we can profitably offer both products through independent agents. Vesta's insurance products are distributed primarily through approximately 2,525 independent agencies in 16 states. Our residential property lines target families (1) with multiple insurance policies; (2) who own more than one automobile; and (3) who live in a home valued between $100,000 and $350,000. Our standard personal auto line targets drivers over age thirty-five with above average driving records.

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

Life insurance segment

      We provide a variety of life insurance products through American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. In 2000, we purchased a 72% interest in American Founders. On February 18, 2003, we purchased the remaining shares held by minority holders and now own 100% of American Founders. At March 31, 2004, American Founders had in force approximately $2.0 billion (face value) of life and annuity products. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products through independent agents located throughout the U.S.

Corporate and other segment

      Our corporate and other segment consists primarily of (1) investment income and realized gains/losses earned on investments associated with our standard property-casualty and non-standard auto segments; (2) interest expenses associated with all debt, excluding debt for certain non-standard agency acquisitions and our life insurance segment; and (3) overhead expenses not directly associated with any other business segment.

     A summary of segment results for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

2004
	Standard Property-Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate and Other	Eliminations	Total
Revenues:
Premiums earned	$60,487	$2,300	$47,208	$ --	$ --	$ --	$109,995
Agency fees and commissions	--	--	--	42,383	--	(24,829)	17,554
Net investment income	--	7,137	--	--	2,395	--	9,532
Policy fees	2,247	622	6,067	--	--	--	8,936
Realized gains (losses)	--	454	--	--	352	--	806
Other	227	433	369	--	--	--	1,029

Total revenues	62,961	10,946	53,644	42,383	2,747	(24,829)	147,852
Expenses:
Loss, LAE and policyholder benefits	41,565	6,112	31,296	--	--	--	78,973
Policy acquisition costs	3,617	210	13,560	--	--	(5,577)	11,810
Operating expenses	11,064	2,159	5,826	34,472	3,888	(19,252)	38,157
Interest on debt	--	1,301	--	212	1,432	--	2,945
Deferrable Capital Security distributions	--	--	--	--	432	--	432

Total expenses	56,246	9,782	50,682	34,684	5,752	(24,829)	132,317

Pre-tax income (loss) from continuing operations	$6,715	$1,164	$2,962	$7,699	$(3,005)	$ --	$15,535

Operating segment assets:
Investments and other assets	$373,695	$838,232	$179,922	$94,025	$279,633
Deferred acquisition costs	16,382	21,012	11,039
Goodwill and other intangibles	59,322	10,760		79,422

	$449,399	$870,004	$190,961	$173,447	$279,633

2003
	Standard Property-Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate and Other	Eliminations	Total
Revenues:
Premiums earned	$76,412	$2,410	$38,671				$117,493
Agency fees and commissions	--	--	--	$38,922		$(23,600)	15,322
Net investment income	--	7,695	--	--	$3,920	--	11,615
Policy fees	2,062	493	5,083	--	--	--	7,638
Realized gains (losses)	--	(8)	--	--	3,517	--	3,509
Other	242	642	912	--	--	--	1,796

Total revenues	78,716	11,232	44,666	38,922	7,437	(23,600)	$157,373
Expenses:
Loss, LAE and policyholder benefits	52,994	5,090	26,512	--	--	--	84,596
Policy acquisition costs	18,628	369	10,788	--	--	(3,800)	25,985
Operating expenses	11,005	2,452	4,352	33,969	3,859	(19,800)	35,837
Interest on debt	--	1,453	--	--	1,705	--	3,158

Total expenses	82,627	9,364	41,652	33,969	5,564	(23,600)	149,576

Pre-tax income (loss) from continuing
operations	$(3,911)	$1,868	$3,014	$4,953	$1,873	--	$7,797

Operating segment assets:
Investments and other assets	$355,748	$887,696	$154,601	$139,706	$296,070
Deferred acquisition costs	42,203	19,256	12,843	--	--
Goodwill and other intangibles	56,206	10,760	--	67,679	--

	$454,157	$917,712	$167,444	$207,385	$296,070

     Note D-Stock & Debt Transactions

      During the 4th quarter of 2003, we redeemed $2.2 million face amount of Deferrable Capital Securities in exchange for approximately 402 thousand shares of common stock resulting in a gain of $.6 million.

Note E-Acquisitions and Dispositions

      The Company executed a definitive agreement on March 12, 2004 to sell American Founders Financial Corporation ("AFFC"), our life insurance subsidiary, for a total purchase price of approximately $63.5 million, consisting of $25 million in cash at closing and a promissory note in the amount of approximately $38.5 million. The note will bear a floating interest rate of LIBOR plus 200 basis points and will be repaid over a six-year term, with the interest payments only in the first year and the principal repayments in five equal annual payments thereafter. The note will be collateralized by a pledge of the stock of both AFFC and all capital stock and surplus debentures issued by AFFC's immediate subsidiary, Laurel Life Insurance Company, which owns 100% of the capital stock of American Founders Life Insurance Company. The divestiture of AFFC will not result in a significant impact to our GAAP equity, but will have a significant positive impact on our statutory surplus. We anticipate an increase in statutory surplus of approximately $19.5 million upon the closing of this transaction. Although we have executed a definitive agreement, the consummation of this transaction is subject to regulatory approval from various state departments of insurance and other factors. Such approval is beyond our control and no assurance can be given that this transaction will receive the required regulatory approval.

      Effective September 30, 2003, we consummated a stock purchase agreement for the sale of all common stock of our health insurance operations, which included Aegis Financial Corporation (Aegis) and its subsidiary States General Life Insurance Company (States General) for $4.6 million. The sales price was financed through a $5.0 million note issued by the buyer payable toVesta Fire. The note bears interest at a fixed rate of 6%, with interest payments due semi-annually and principal due in September 2006. The note is secured by the common stock of Aegis. The results of Aegis have been reclassified to discontinued operations for all periods presented.

      During the second quarter of 2003, the Affirmative Insurance Holdings, Inc. acquired the 20% minority interest in InsureOne Independent Agency, LLC for $10.3 million. The transaction has been accounted for as a purchase.

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

Note F-Discontinued Operations

      In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines and disposed of these segments in 2003. Accordingly, our health insurance and consulting lines results for the three months ended March 31, 2003 have been classified in our financial statements as part of discontinued operations. Due to the disposal of these segments in 2003, our financial statements as of and for the three months ended March 31, 2004 were not impacted from our previous health insurance and consulting business lines.

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

      For the three months ended March 31, 2004, we recorded a loss for reinsurance assumed and commercial lines businesses of $0.9 million. These losses are primarily related to costs associated with commuting certain reinsurance treaties, partially offset by recoveries on other treaties.

      Based upon available information, we believe the recorded reserves for discontinued operations at March 31, 2004 are adequate. However, we will continue to monitor these reserves and their related claims activity and experience. Further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

Note G - Income Taxes

      Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating losses, tax credits and other carryforwards. SFAS No. 109, "Accounting for Income Taxes", requires that deferred tax assets be reduced by a valuation allowance if, based on available evidence, it is more likely than not that all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and an evaluation of both objective and subjective positive and negative factors.

      We evaluate the recoverability of our deferred tax assets on an ongoing basis. In making this evaluation during 2003, we considered all available positive and negative evidence, including our past results, the existence of significant cumulative losses in recent years, and our estimate of future taxable income.

      While we anticipate being profitable in future periods, the combination of significant cumulative losses in recent years and uncertainty with respect to the recoverability of our year-end deferred tax asset balances within a reasonable time frame, warrants the recording of a valuation allowance under SFAS No. 109. Accordingly, we recorded a valuation allowance of $75.4 million for the year ended December 31, 2003, which represents our net deferred tax asset balance for which corresponding deferred tax liabilities did not offset. This valuation allowance, coupled with valuation allowances recorded in prior years associated with certain purchase acquisitions, resulted in an aggregate valuation allowance of $82.7 million as of December 31, 2003.

     As a result of the determination made in 2003 that a full deferred tax asset valuation was warranted, our results for the three months ended March 31, 2004 only reflects income tax expense and income tax benefits related to our life insurance operations, which are not included in the Vesta Insurance Group, Inc. consolidated income tax return and certain state income taxes not impacted by our deferred tax asset valuations. For the three months ended March 31, 2004,changes in our deferred tax balances and the utilization of net operating loss carryforwards resulted in the lowering the aggregate deferred tax asset valuation allowance to $81.8 million.

      We will continue to review our estimated taxable income in relation to our actual results on an ongoing basis. In the event that certain planned transactions are consummated or management believes that existing uncertainties regarding our forecasted taxable income are minimized, the existing valuation allowance may be reversed.

Note H - Reinsurance

      The Company entered into a 50% quota share agreement ("2003 50% Quota Share Agreement"), effective September 30, 2003, on our residential property book of business in the states of Alabama, Alaska, Arizona, California, Connecticut, Florida, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, South Carolina, Tennessee, and West Virginia ("Continuing States"), representing the states in which the Company intends to continue to write new property and casualty business. Effective December 1, 2003, the residential property book of business in Texas was added to this 2003 50% Quota Share Agreement, which had been previously reinsured under a separate treaty covering only residential property business in Texas ("2002 50% Quota Share Agreements") from December 1, 2002 to November 30, 2003. The 2003 50% Quota Share Agreement expires on September 30, 2004, but may be terminated on a cut-off basis on June 30, 2004 by either party.

      Effective January 1, 2004, the Company entered into three non-standard auto quota share reinsurance agreements with unaffiliated reinsurers with variable cession percentages. For business written through our affiliated underwriting agencies in Illinois, Indiana and Missouri, the Company will cede 60% of gross written premium in the first six months of 2004 with an option to reduce the cession to 20% for the second six months of 2004. For business written through our affiliated underwriting agencies in New Mexico and South Carolina, the Company will cede 75% of gross written premium in the first six months of 2004 and have the option to reduce the cession to 30% for the second six months of 2004. These reinsurance agreements require notification to the reinsurer 30 days prior to making the change in ceding percentages for the second half of 2004. Furthermore, the Company may terminate any of these agreements on December 31, 2004 on a cut off basis.

      For business written through A-Affordable, one of the Company's affiliated underwriting agencies in Texas, the Company entered into a quota share reinsurance agreement effective January 1, 2004 under which we will assume a portion of the business produced by our Texas-based A-Affordable underwriting agency and written by Old American Country Mutual Fire Insurance Company, an unaffiliated insurance company. The Company will assume 25% of the gross premium written in the first six months of 2004, with an option to increase our participation to 70% in the second six months of 2004.

      For business written through American Agencies, one of the Company's affiliated underwriting agencies in Texas, the Company entered into a quota share reinsurance agreement effective January 1, 2004 under which we will assume 5% of businesses written by Old American County Mutual Fire Insurance Company.

      In addition to the three quota share reinsurance agreements effective January 1, 2004, we currently cede 40% of the non standard auto business written through our affiliated underwriting agency in Florida. This reinsurance agreement expires May 1. 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with management's discussion and analysis of the financial condition and results of operations and all of the other information, including the discussion of Vesta's critical accounting policies, appearing in Vesta's 2003 Annual Report as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto.

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

      In an effort to strengthen our capital position, we began a capital evaluation in March of 2003. To date, management's capital evaluation has resulted in the following significant events aimed at improving our overall financial condition including the increased utilization of quota share reinsurance of our standard property-casualty and non-standard underwriting operations and the sale of our health insurance operations.

      In addition to the sale of our health insurance operations and the increased use of reinsurance, we are pursuing the divestiture of our life insurance and non-standard businesses in an effort to strengthen our capital position. In relation to the divestiture of our life insurance business, we executed a definitive agreement on March 12, 2004 to sell American Founders Financial Corporation ("AFFC"), our life insurance subsidiary, for a total purchase price of approximately $63.5 million, consisting of $25 million in cash at closing and a promissory note in the amount of approximately $38.5 million. The note will bear a floating interest rate of LIBOR plus 200 basis points and will be repaid over a six-year term, with the interest payments only in the first year and the principal repayments in five equal annual payments thereafter. The note will be collateralized by a pledge of the stock of both AFFC and all capital stock and surplus debentures issued by AFFC's immediate subsidiary, Laurel Life Insurance Company, which owns 100% of the capital stock of American Founders Life Insurance Company. The divestiture of AFFC will not have a significant impact on our GAAP equity, but will have a significant positive impact on our statutory surplus. We anticipate an increase in statutory surplus of approximately $19.5 million upon the closing of this transaction. The request for the approval of this transaction has been submitted to the applicable regulatory agencies.

      In relation to the divestiture of our non-standard business, we completed, effective December 31, 2003 the combination of our non-standard auto underwriting operations with our non-standard agency operations under a distinct holding company, Affirmative Insurance Holdings, Inc. Effective December 31, 2003, we transferred to Affirmative Insurance Holdings, Inc. 100% of the stock of two insurance company subsidiaries - Affirmative Insurance Company and its wholly owned subsidiary Insura Property and Casualty Insurance Company - in exchange for additional shares of Affirmative's common stock. Also effective December 31, 2003, we restructured our internal reinsurance to effectively transfer to Affirmative Insurance Company and Insura all of our non-standard personal automobile insurance policies in force as of December 31, 2003 as well as any new and renewal non-standard personal automobile insurance policies issued by our insurance company subsidiaries and produced by Affirmative's underwriting agencies on or subsequent to December 31, 2003.

      In March of 2004, we filed a registration statement relating to our proposed initial public offering of securities of Affirmative Insurance Holdings, Inc.

      Although we believe the above mentioned measures enacted in 2003 coupled with our improved results from continuing operations and the anticipated divestiture of our life and non-standard auto businesses provide us with a strong basis to expect an improved financial strength rating for our standard property and casualty business, uncertainty exists as to the consummation of these transactions. Uncertainties exist due to the fact that the sale of our life insurance and non-standard auto operations are subject to regulatory approval, approval by our Board of Directors and other factors. These uncertainties, coupled with the negative impact to our statutory surplus from the statutory charge associated with our 1997 20 percent whole account quota share, result in our inability to provide assurance that we will be able to retain and improve our current financial strength rating.

      A.M. Best has announced that their financial strength ratings of our property-casualty subsidiaries are currently under review "with negative implications". Management believes that our property-casualty subsidiaries will remain under review until the uncertainties surrounding the divestiture of our life insurance segment and the consummation of our IPO of our non-standard operations are resolved. Management is unable to quantify the impact to our future business in the event we are unable to retain and improve our current financial strength rating; however, the retention or downgrade of our rating could lead to significant deterioration in selected portions of our standard property and casualty premium volume and adversely impact the financial results of this segment going forward.

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

      Earned premium revenue levels for our standard property-casualty and non-standard underwriting activities are dependent upon two significant factors: premium rates and premium volumes. Subject to competitive and market trends and regulatory approval, premium rates are generally within our control, and we continuously monitor and seek to adjust rates as appropriate. During 2003, we received approval for six rate increases in our standard automobile business line in the states of North Carolina, Ohio, West Virginia and Pennsylvania, which represented a weighted average premium increase of approximately 5.5% on estimated annualized gross written premiums of $45.4 million. In addition, we received approval for an additional 6.1% rate increase in the first quarter of 2004 for West Virginia.

      During 2003, we also received approval of 17 rate increases in our standard residential property line in the states of West Virginia, Ohio, Pennsylvania, Tennessee, South Carolina, Arizona, Florida and New York which represented a weighted average premium increase of approximately 18.6% on estimated annual gross written premiums of $126.7 million. During the first quarter of 2004, we received approval for a weighted average premium increase of approximately 16.4% in New Jersey, New York, Alaska, Alabama, and West Virginia, on estimated annual gross written premiums of approximately $26.7 million. In regards to our non-standard underwriting segment, we did not request significant rate changes during 2003 or during the first three months of 2004, reflecting our current favorable loss ratio experience.

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

      With respect to volume, our ability to increase written premium in our property-casualty underwriting activities is largely dependent upon our surplus leverage ratio, which reflects our underwriting operations' net written premiums relative to statutory surplus at the end of a period. Currently, our surplus leverage ratio does not indicate capacity for significant growth in our net premiums written. However, we believe that the completion of our capital strengthening initiatives noted above will provide our remaining property-casualty segment with improved surplus and enable the Company to more fully realize premium growth opportunities through increased writings as well as possible reductions in the use of reinsurance and better capture the positive underwriting results of our property and casualty business.

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

      In addition to the above-mentioned factors, such items as weather-related events including hurricanes and tornadoes and changes in regulations governing the insurance industry may also impact our financial results. Also, our ability to effectively compete in the insurance markets we serve is influenced by the financial strength ratings assigned to our companies by A.M. Best.

Comparison of First Quarter 2004 to First Quarter 2003

     For the quarter ended March 31, 2004, we reported net income available to common shareholders of $8.8 million, or $0.25 per diluted share, compared with a net income available to shareholders of $3.7 million, or $0.11 per diluted share, reported for the previous year.

The primary factors that impacted our financial results in the first quarter of 2004 were as follows:

  Our combined ratio in the standard property-casualty segment was 89.7% as compared to 105.3% for the first quarter of 2003. The combined ratio for the current quarter reflects an improvement in the loss ratio from 67.5% in the prior year to 66.3% in the first quarter of 2004 and a $15.0 million reduction in policy acquisition expenses principally due to our increased use of reinsurance.
  The first quarter is typically one of the strongest for the non-standard auto business. Revenues from our non-standard agency segment increased 8.9% from the first quarter of 2003. In addition, higher levels of profit sharing commissions recognized in the first quarter of 2004 resulted in an increase in our non-standard agency margin from 12.7% in the prior year to 18.2% in the first quarter of 2004.
  A decline in market interest rates, higher level of prepayments on our mortgage-backed securities, lower levels of invested assets and changes in the mix of invested assets adversely impacted net investment income. The weighted average annualized yield (excluding realized and unrealized gains) decreased from 4.7% for the quarter ended March 31, 2003 to 4.1% for the quarter ended March 31, 2004 while average invested assets (excluding assets held in trust related to our reinsurance agreement with ERC Life Reinsurance Corporation) decreased from $989.2 million during the first quarter of 2003 to $933.0 million during the first quarter of 2004. Additionally, our investment security sales activity during the first quarter of 2004 resulting in a decrease in realized gains of $2.7 million from the first quarter of 2003.

  The establishment of a full valuation allowance for our net deferred tax assets in 2003, coupled with the utilization of net operating loss caryforwards during the current quarter, reduced the amount of income tax expenses reflected in the first quarter of 2004.
  Our initial adoption of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1") in the first quarter of 2004 reduced net income by $5.2 million, net of tax.

     For a depiction of the various components of revenue, expense and financial results for each of our business segments for the quarter ending March 31, 2004, refer to Note C included in this report.

Standard property-casualty segment

      In our standard property-casualty segment, we underwrite or sell personal automobile and residential property insurance through approximately 2,525 independent insurance sales agencies. In the first quarter of 2004, the standard property-casualty segment generated approximately $63.0 million in revenue, or approximately 42.6% of consolidated revenue.

      We entered into a 50% quota share agreement ("2003 50% Quota Share Agreement"), effective September 30, 2003, on our residential property book of business in the states of Alabama, Alaska, Arizona, California, Connecticut, Florida, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, South Carolina, Tennessee, and West Virginia ("Continuing States"), representing the states in which we intend to continue to write new property and casualty business. Effective December 1, 2003, we added our residential property book of business in Texas to this 2003 50% Quota Share Agreement, which had been previously reinsured under a separate treaty covering only residential property business in Texas ("2002 50% Quota Share Agreements") from December 1, 2002 to November 30, 2003. The 2003 50% Quota Share Agreement expires on September 30, 2004, but may be terminated on a cut-off basis on June 30, 2004 by either party. Depending on various factors such as our statutory surplus, loss experience on this book of business and the prevailing reinsurance market rates, we may elect to terminate or reduce the aggregate amounts ceded under this reinsurance contract in 2004.

      Net written premiums decreased $24.5 million, or 30.0%, to $57.1 million during the three months ended March 31, 2004 compared to net written premiums of $81.6 million for the three months ended March 31, 2003 reflecting a $17.7 million reduction in net written premiums resulting from the abovementioned 50% quota share agreement. The remaining $6.8 million reduction in net written premiums is principally due to decreased homeowners and automobile writings in the Midwest and Mid-Atlantic regions in connection with our decision to withdraw from certain states. Net premiums earned during the three months ended March 31, 2004 decreased $15.9 million, or 20.8%, as compared to the first quarter of 2003. As with the decrease in net written premiums, the decrease in net premiums earned is primarily attributable to the 2003 50% Quota Share Agreement and the run-off of premiums in those states from which we are withdrawing.

      Policy fees, which are fees earned by our insurance companies based on gross written premiums, were $2.3 million during the three months ended March 31, 2004 compared to $2.1 million for the same period in the prior year.

      Loss and loss adjustment expenses (LAE) for standard property casualty lines for the period ended March 31, 2004 decreased by $11.4 million, or 21.5%, to $41.6 million from $53.0 million in the prior year. The decrease in loss and loss adjustment expenses incurred was primarily attributable to the 2003 50% Quota Share Agreement and slight improvements in loss experience during the current year period. The loss ratio for standard property-casualty segment decreased to 66.3% for the first quarter of 2004 from 67.5% for the three months ended March 31, 2003.

      For the quarter ended March 31, 2004, policy acquisition expenses decreased by $15.0 million to $3.6 million from $18.6 million for the same period of the prior year. Improved terms under our current reinsurance agreements, as compared to those in place in the prior year, accounted for $11.5 million of the decrease in policy acquisition expenses. In addition, the decrease in overall net premiums earned resulting from the increased use of reinsurance resulted in the remaining $3.5 million decrease. Policy acquisition costs as a percentage of net premiums earned for the quarter ended March 31, 2004 was 6.0% as compared to 24.4% for the same period in the prior year.

      Operating expenses increased $0.1 million to $11.1 million during the three months ended March 31, 2004 from $11.0 million for the same period in the prior year, reflecting the consistent level of operating expenses experienced by this segment over the past 12 months.

Non-standard agency segment

      Our non-standard agency segment does not retain any underwriting risk. Rather, the primary focus of our agency segment is the distribution of non-standard auto insurance products for various insurance carriers in exchange for commissions and fees. Since our entry into the non-standard auto business in late 2000, revenue for our agency segment has increased significantly. In the first quarter of 2004, our non-standard agency segment generated approximately $42.4 million of commission and fees-based revenue, or 24.5 % of aggregate revenue, before eliminations.

      For the quarter ended March 31, 2004, fees and commissions in our agency segment increased by $3.5 million due to increased sales of non-standard products. The increase in fees and commission in our agency segment is principally due to more favorable commission rates and an increase of $1.9 million in profit sharing commissions related to positive loss ratio development. Our agency segment pre-tax income increased $2.7 million, or 54.0%, to $7.7 million for the three months ended March 31, 2004 compared to $5.0 million for 2003. The gross margin of the agency segment was 18.2% of total revenues in the current year compared to 12.7% in the prior year, reflecting the higher level of profit sharing commission in the current year and cost reductions stemming principally from headcount reductions.

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

     Since entering the non-standard auto business in late 2000, our non-standard underwriting revenues have increased significantly. In the first quarter of 2004, our non-standard underwriting segment generated approximately $53.6 million of revenue, representing approximately 36.3% of consolidated revenue.

      For the quarter ended March 31, 2004, net premiums written for non-standard lines decreased by $8.2 million, or 17.4%, to $38.8 million from $47.0 million in 2003. For the same period, net premiums earned for non-standard lines increased by $8.5 million, or 22.0%, to $47.2 million from $38.7 million. The decrease in net premiums written is attributable to changes in certain reinsurance contracts on products sold by our affiliated agency operations that resulted in more premiums being ceded to reinsurers. Specifically, we increased our reinsurance on our American Agencies and InsureOne affiliated agencies, resulting in 95% and 60%, respectively, of written premiums being ceded to third party reinsurers in the current quarter, compared to 75% and 40%, respectively, being ceded in the prior year. The increase in net premiums earned in the current quarter is primarily due to higher levels of retained premiums written in prior periods being earned in the current period.

      Of our total non-standard net written premiums of $38.8 million during the first quarter of 2004, the net premiums written on policies produced by our affiliated agencies were approximately $27.6 million. The largest component of our net premiums written on policies sold by affiliated agencies was approximately $13.2 million net premium written through InsureOne, our affiliated agency operation based in Chicago, Illinois. Although the volume of policies sold by affiliated agencies, including InsureOne, and unaffiliated agencies remained consistent during 2003 and the first three months of 2004, we expect net written premiums will decrease as compared to 2003 as result of the increased use of reinsurance during the latter half of 2003 and the first quarter of 2004.

      Policy fees, which are fees earned by our insurance companies based on gross written premiums, increased $1.0 million during the three months ended March 31, 2004 to $6.1 million from $5.1 million for the same period in the prior year. Policy fee income as a percentage of earned premiums decreased slightly from 13.1% in the prior year to 12.8% in the current year.

      Non-standard net written premiums produced by unaffiliated agencies was approximately $11.2 million, with approximately $11.3 million of gross written premium ceded to third party reinsurers. For the quarter ended March 31, 2004, we also collected "issuing carrier" or "fronting" fees of approximately $0.4 million, down from $0.9 million in 2003. The decrease in fronting fees was primarily attributable to a decrease in the fronting fees earned in relation to a program in California that has been operating on a renewal-only basis during 2003 and 2004.

      Loss and loss adjustment expenses for the non-standard underwriting segment increased by $4.8 million, or 18.1%, in the first quarter of 2004, to $31.3 million from $26.5 million in 2003. The loss ratio for our non-standard underwriting segment at March 31, 2004 was 58.7%, compared with 60.6% at March 31, 2003. The decrease in the loss and loss adjustment expense ratio was primarily attributable to certain rate increases implemented in 2003, the run-off of high loss books of business in certain states, and overall improvements in loss experience.

      For the quarter ended March 31, 2004, policy acquisition expenses and operating expenses increased $4.3 million to $19.4 million from $15.1 million in 2003. Policy acquisition expenses and operating expenses as a percentage of earned premiums and policy fees increased to 41.1% for the quarter ended March 31, 2004 from 39.2% in 2004, primarily attributable to higher profit sharing commissions recognized during the current quarter as compared to the prior quarter offset by higher ceding commission received on ceded business.

Life insurance segment

      We provide a variety of life insurance products through American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. American Founders' business is driven primarily by the acquisitions of closed blocks of life insurance policies and, to a lesser extent, by marketing and distributing its fixed annuity products. Our life insurance products are sold through marketing firms, financial institutions and 400 independent agents located throughout 41 states and the District of Columbia. At March 31, 2004, American Founders had approximately $2.0 billion (face value) of life and annuity products in force, and approximately $744.9 million in invested assets.

      In the first quarter, our life insurance segment generated approximately $11.0 million in revenue, or approximately 7.4% of consolidated revenue. Our life insurance segment pre-tax income decreased $0.7 million, or 36.8%, to $1.2 million for the three months ended March 31, 2004 compared to $1.9 million for 2003. This decrease is attributed to several factors including lower investment income and higher policyholder benefits associated with the adoption of SOP 03-1.

      Investment income decreased $0.6 million from $7.7 million for the three months ended March 31, 2003 to $7.1 million in the current year due to increased reinsurance, higher volumes of paydowns on our mortgage-backed securities and an overall decline in market interest rates during the three months ended March 31, 2004. The weighted average annualized yield on invested assets for 2004 (excluding realized and unrealized gains/losses and assets held in trust related to our reinsurance agreement with ERC) was 4.9% compared with 5.5% for the prior year period. Offsetting the decrease in yield on our invested assets was a 5.3% increase in average invested assets. Policyholder benefits increased $1.0 million, or 19.6%, from $5.1 million to $6.1 million principally due to the adoption of SOP 03-1, which required us to modify our reserving methodologies to increase reserves on our single premium deferred annuity products. See Note A to the consolidated financial statements.

Corporate and other segment

      For the quarter ended March 31, 2004, net investment income related to our property-casualty underwriting operations decreased by $1.5 million to $2.4 million from $3.9 million in 2003. The decrease in investment income was primarily attributable to a decline in market interest rates, a higher level of prepayments on our mortgage-backed securities, and lower levels of invested. Additionally, the property-casualty investment portfolio held a higher level of cash during the current quarter as a result of the adverse resinsurance arbitration ruling that we received in March of 2004, further impacting the yields realized on our invested assets. Average invested assets decreased from $436.7 million in the prior quarter to $350.7 million in the current quarter, reflecting the impact of increased use of reinsurance during the latter half of 2003 and through the first quarter of 2004. The weighted average annualized yield on invested assets for the quarter ended March 31, 2004 (excluding realized and unrealized gains/losses) was 2.7% compared with 3.7% for the prior year period.

      Our interest expense includes interest payable on our 8.75% senior debentures due in 2025 and borrowings and our commercial credit borrowings. Interest expense decreased by approximately $0.3 million compared with 2003, primarily due to lower interest rates and lower average balances outstanding on our line of credit.

      The Company's adoption of the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150") resulted in the Deferrable Capital Security distributions for the three months ended March 31, 2004 being included as a component of pre-tax income (loss). Pursuant to the provisions of SFAS No. 150, the classification of Deferrable Capital Security distributions for prior periods was not changed. As a result, an expense of $0.4 million was included as a component of pre-tax income (loss) in the corporate and other segment.

     In 2004, operating expenses remained approximately unchanged from the prior year. However, the components of our operating expenses changed from prior year as compensation and lease costs decreased offset by increases in legal expenses mainly attributable to our reinsurance arbitrations.

Discontinued operations

      In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines and disposed of these segments in 2003. Accordingly, our health insurance and consulting lines results for the three months ended March 31, 2003 have been classified in our financial statements as part of discontinued operations. Due to the disposal of these segments in 2003, the our financial statements as of and for the three months ended March 31, 2004 were not impacted from our previous health insurance and consulting business lines.

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

      For the three months ended March 31, 2004, we recorded a loss for reinsurance assumed and commercial lines businesses of $0.9 million. These losses are primarily related to costs associated with commuting certain reinsurance treaties, partially offset by recoveries on other treaties.

      Based upon available information, we believe the recorded reserves for discontinued operations at March 31, 2004 are adequate. However, we will continue to monitor these reserves and their related claims activity and experience. Further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

Income taxes

      As a result of the determination made in 2003 that a full deferred tax asset valuation allowance was warranted and the utilization of net operating loss carryforwards during the current quarter, our results for the three months ended March 31, 2004 only reflects income tax expense and income tax benefits related to our life insurance operations, which are not included in the Vesta Insurance Group, Inc. consolidated income tax return, and certain state income taxes not impacted by our deferred tax asset valuations.

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

Dividends from Vesta Fire

      Transactions between Vesta and its insurance subsidiaries, including the payment of dividends, are subject to certain limitations under the insurance laws of those subsidiaries' domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends out of unassigned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. The Illinois Insurance Department has indicated that these dividend limitations prohibit the payment of dividends if the insurer has negative or zero "unassigned funds" at the end of the prior year, as reported on its statutorily required annual statement. Our lead insurance subsidiary, Vesta Fire, reported negative "unassigned funds" on its annual statement for 2003, and is expected to continue to report negative unassigned funds for the foreseeable future. Accordingly, we may not be able to declare and pay a dividend from our lead insurance company subsidiary for the foreseeable future without prior approval. There can be no assurance that Vesta Fire will be able to obtain the requisite regulatory approval for the payment of dividends. Vesta Fire has not paid any dividends during 2004.

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

Credit Facilities

      Effective February 1, 2003, we entered a $30 million revolving credit arrangement with First Commercial Bank of Birmingham, Alabama ("First Commercial"), collateralized by a pledge of 358,375 shares of our holding company's ownership in the common stock of Affirmative Insurance Holdings, Inc. representing approximately 40.6% of Affirmative's issued and outstanding shares of capital stock as of December 31, 2003. The new facility bears interest at First Commercial's prime rate and will mature no earlier than June 30, 2005. As of March 31, 2004, we had drawn the entire $30 million available under this Agreement.

     This credit agreement contains covenants which require us to maintain (i) consolidated GAAP net income (excluding realized gains and losses) of at least $15 million for any calendar year, (ii) consolidated debt to capital ratio of no more than 39%, measured on a quarterly basis, (iii) an A.M. Best rating of "B" or better, measured continuously, (iv) consolidated GAAP net worth of at least $208 million, measured quarterly, (v) an interest coverage ratio of not less than 1.5 to 1 for any calendar year and (vi) risk-based capital of not less than 150% of the NAIC's authorized control level, measured continuously. As of March 31, 2004, the Company was in non-compliance with its consolidated debt to capital ratio and GAAP net worth covenants. First Commercial has waived compliance with these covenants through December 31, 2004.

      Although management does not anticipate an event of default in 2004 with respect to covenants not already waived by First Commercial, there can be no assurance that we will remain in compliance with these covenants in the future. Furthermore, current dividend levels from Vesta Fire and J. Gordon Gaines would not be sufficient to repay the anticipated outstanding balance of this credit facility were we to violate a covenant without seeking prior approval. Although management believes the Company would be able to secure waivers on any future covenant violations, the failure to obtain such waivers of the potential covenant violations or refinance the credit facility on similar terms could have a material adverse impact on our financial condition. The failure of the Company to secure refinancing of the credit facility would force the Company to secure other forms of financing as current operating cash flows would not be sufficient to cover the contractually required debt service requirements. The Company's inability to secure other financing to refinance the credit facility would have a material adverse impact on the Company. Additionally, refinancing the Credit Facility with other financing at higher interest rates could negatively impact the Company's financial performance.

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

Contingent Obligations

      Our subsidiary operations are also involved in ongoing reinsurance recoverable disputes that could result in an obligation to repay certain amounts to reinsurers from whom we have collected funds. In connection with these disputes, our principal operating subsidiary, Vesta Fire, has obtained letters of credit for the benefit of reinsurers for which it is contingently liable. At March 31, 2004, Vesta Fire was contingently liable for $38.5 million under the terms of letters of credit obtained in connection with these reinsurance disputes.

      Additionally, we regularly obtain letters of credit or otherwise pledge securities for the benefit of ceding insurers in our nonstandard underwriting segment pursuant to reinsurance contracts. As of March 31, 2004, we had pledged approximately $16.4 million in securities pursuant to these reinsurance contracts.

      In the event we are unsuccessful in having the NRMA arbitration ruling vacated, Vesta Fire will be required to make a $28.1 million payment to NRMA plus 6% interest, which begins to accrue on April 1, 2004. Vesta Fire has a sufficient level of liquid assets to meet this obligation in the event payment is required.

Inter-company obligations

      In addition to the contractual obligations of our holding company to third parties, our holding company owes contractual obligations to certain of our subsidiaries that are eliminated in the consolidation of our financial statements. As of March 31, 2004, our insurance company subsidiaries held $13.2 million face amount of our 8.75% Senior Debentures due 2025 and $44.1 million face amount of our 12.5% Senior Notes due in December of 2005. Our holding company paid these subsidiaries approximately $1.7 million in interest payments in 2004 which was eliminated in consolidation.

      Current dividend levels from Vesta Fire and J. Gordon Gaines are not sufficient to repay the entirety of the inter-company obligations. Failure to repay these amounts could have a material adverse effect on the statutory capital of our subsidiaries. Furthermore, failure to receive regulatory approval to refinance these obligations on favorable terms could negatively impact the financial results of the Company.

Cash Flows

      On a consolidated basis, net cash provided by (used in) operations for the three months ended March 31, 2004 and 2003 was $6.0 million and $(6.6) million, respectively. Cash flow from operations was for the current period improved from the prior period primarily due increased net income, decreased cash outflows related to the policy acquisition costs and the timing of payments associated with recoverables on paid losses, offset with higher levels of premium recievalbes. Net cash used in investing activities was $4.9 million and $44.4 million for the three months ended March 31, 2004 and 2003, respectively as the level of invest security purchases decreased during the current quarter and the level of acquisitions decreased. Net cash provided by (used) in financing activities was $3.7 million and $(12.3) million for the period ending March 31, 2004 and 2003, respectively. In 2003, repayments of outstanding Federal Home Loan Bank borrowings drove our financing activities.

New Accounting Pronouncements

      In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, the FASB issued FIN 46-R, which replaces FIN 46. FIN 46-R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support form other parties. The effective date of FIN 46-R is March 31, 2004. However, FIN 46-R was applicable to entities that are considered special-purpose entities as of December 31, 2003. The application of FIN 46-R had no effect on our consolidated financial statements as of December 31, 2003. The provisions of FIN 46-R on entities not considered to be special-purpose entities was adopted as of March 31, 2004 and did not impact the Company's financial position or results of operations.

     On October 1, 2003, the Company adopted Derivatives Implementation Group Issue No. B-36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("DIG B-36"). DIG B-36 requires the bifurcation of embedded derivatives within certain modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as invested assets the third-party securities to which the creditor is exposed. In connection with the adoption of DIG B-36, the Company elected to reclassify to trading securities the investments, which are held in a separate trust, supporting a funds withheld treaty. In addition, the Company recognized in the fourth quarter of 2003 a loss from the cumulative effect from the adoption of DIG B-36 of $1.2 million, net of tax, in connection with recording the derivatives embedded in its modified coinsurance and funds withheld coinsurance arrangements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to the provisions of SFAS No. 150. The Company has not entered into any financial instruments within the scope of SFAS No. 150 since May 31, 2003. The Company's Deferrable Capital Securities are subject to the provisions of SFAS No. 150. Accordingly, the outstanding balance of the Company's Deferrable Capital Securities of $20.3 million as of March 31, 2004 is reflected as a component of total liabilities from the previous "mezzanine" debt classification. Furthermore, Deferrable Capital Security distributions of $0.4 million for the three months ended March 31, 2004 are reflected as a component of income from continuing operations in our consolidated 2004 statement of operations. The classification of Deferrable Capital Securities and Deferrable Capital Security distributions for the prior period remains unchanged, pursuant to the provisions of SFAS No. 150.

      In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). SOP 03-1 provides guidance on the reporting method and presentation of separate accounts, recognition of gains and losses on the transfer of assets from the general account to a separate account, as well as several liability valuation issues related to nontraditional long-duration contracts such as universal life and annuity contracts. The provisions of SOP 03-1 became effective for the Company on January 1, 2004. In applying the provisions of SOP 03-1 to our life insurance products offered through American Founders Financial Corporation ("American Founders"), the holding company for our life insurance operations, we changed our methodology for accruing reserves on our single premium deferred annuity product to accrue reserves at the enhanced fund rate as defined within the annuity contracts. As a result of this change in methodology, we recorded a loss of $5.2 million, net of tax of $2.8 million, which is classified as a cumulative effect of change in accounting principle on the accompanying consolidated statement of operations. The recording of this loss reduced both basic and diluted net income per share by $0.15 for the three months ended March 31, 2004.

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

Item 4. Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information concerning Vesta and its consolidated subsidiaries required to be included in our periodic SEC reports.

PART II
Item 1. Legal Proceedings

     Life insurance related lawsuits

      Our subsidiary, American Founders, is a defendant in a lawsuit brought by a judgment creditor of IFS Holdings, Inc. - the former holder of American Founders' series A and C preferred stock - alleging that American Founders redeemed its Series A and Series C preferred stock from IFS Holdings, Inc. for less than "reasonably equivalent value," and, therefore, engaged in a voidable fraudulent transfer. American Founders believes (i) that the redemption transaction was for reasonably equivalent value; and (ii) that the allegations brought against it in this lawsuit are without merit. Due to IFS's bankruptcy in 2001, the real party in interest to pursue this claim is the bankruptcy trustee administering IFS' estate in bankruptcy. Since assuming this position, the trustee has not pursued any discovery or otherwise attempted to resolve this case. In the opinion of management, resolution of the lawsuit is not expected to have a material adverse effect on our financial position. However, depending upon the amount and timing, an unfavorable resolution of this matter could materially affect American Founders' future operations or cash flows in a particular period. Furthermore, Vesta will remain liable to any adverse results from this lawsuit regardless of the outcome of the pending divestiture of American Founders.

     Health insurance related lawsuits

      Vesta and two former officers of Vesta are defendants in a lawsuit styled James H. Cashion, Jr. d/b/a American Health Underwriters v. Vesta Insurance Group, Inc., et al. Plaintiff, a former general agent of our subsidiary States General Life Insurance Company, which we purchased in 2001 and disposed of in 2003, alleges that the defendants engaged in an actionable civil conspiracy to tortiously interfere with his agency contracts. The civil conspiracy claim is premised, in part, on certain payments made to these two former officers of Vesta by another agent who replaced Mr. Cashion. The plaintiff is seeking actual and punitive damages. Vesta denies tortiously interfering with plaintiff's agency contract, believes the claims asserted against it have no merit, and is vigorously defending this lawsuit. The trial court recently denied the defendant's motion to compel arbitration, which decision is currently on appeal to the Texas Supreme Court. Discovery has been stayed pending resolution of this appeal. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on our financial position.

      Indemnification Agreements and Liability Insurance

      Pursuant to Delaware law and our by-laws, we are obligated to indemnify our current and former officers and directors for certain liabilities arising from their employment with or services to Vesta, provided that their conduct complied with certain requirements. Pursuant to these obligations, we have been advancing costs of defense and other expenses on behalf of certain current and former officers and directors, subject to an undertaking from such individuals to repay any amounts advanced in the event a court determines that they are not entitled to indemnification. During the three months ended March 31, 2004, funding of such expenses was approximately $7 thousand.

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

      NRMA Insurance Limited ("NRMA"), one of the participants in the 20 percent whole account quota share treaty, filed a lawsuit in the United States District Court for the Northern District of Alabama contesting our billings.

      NRMA sought rescission of the treaty and a temporary restraining order preventing us from drawing down approximately $34.5 million of collateral. We filed a demand for arbitration as provided for in the treaty and also filed a motion to compel arbitration which was granted in the United States District Court action. Vesta reached an agreement with NRMA to collect the $34.5 million of collateral in exchange for posting a $25 million letter of credit in favor of NRMA to provide collateral for any amounts NRMA may recover as a result of the arbitration. Pursuant to an order of the NRMA arbitration panel Vesta posted an additional $4.8 million letter of credit in October 2003 in favor of NRMA. We also filed for arbitration against Alfa Mutual Insurance Company ("Alfa") and Dorinco Reinsurance Company ("Dorinco"), the other two participants on the treaty.

      On March 1, 2004 the NRMA panel ruled in favor of NRMA and as a result, the Company incurred a charge of $33.5 million to its 2003 fourth quarter earnings. While the NRMA ruling does not set a binding precedent regarding Vesta's other arbitrations and while there are distinct facts and circumstances underlying and affecting our disputes with the other participants, for financial reporting purposes, the Company incurred a charge to its recoverable from the other treaty participants of $30.1 million in the fourth quarter of 2003. On March 4, 2004, Vesta filed a motion to vacate this arbitration award in the United States District Court for the Northern District of Alabama, Southern Division. The grounds for this motion are the evident partiality of the neutral umpire. On May 5, 2004, the court issued an order granting Vesta's request for limited discovery and set an evidentiary hearing on Vesta's motion to vacate the arbitration award for August 25, 2004.

      The hearing on the merits of the arbitration with Alfa was scheduled for May, 2003, however on April 21, 2003, Alfa filed a lawsuit against Vesta Fire in the state court in Montgomery, Alabama seeking a declaration from the court on certain procedural and organizational matters and requesting that the court stay the arbitration proceedings during the pendency of the litigation in state court in Alabama. On April 24, 2003, the court issued a temporary restraining order staying the proceedings in the on-going arbitration in order to maintain the status quo until the merits of Alfa's petition could be heard and determined. After the hearing in the Circuit Court of Montgomery County on December 8 and 9, 2003, the court decided the procedural and organizational matters partially in favor of the Company and partially for Alfa. The hearing has been rescheduled for the weeks of March 7th and March 14th, 2005.

      The hearing in the Dorinco arbitration was previously scheduled for the two weeks of March 8 through March 12, and April 26 thru April 30, 2004. Recently, those hearing dates were adjourned and the new hearing dates are scheduled for the weeks of April 4th and April 11th, 2005.

      Muhl vs. Vesta is a case pending in the supreme Court of the State of New York, County of New York, brought by the Liquidator of Midland Insurance Company ("Midland"), claiming recoveries under two alleged retrocession agreements (Pool I and Pool III) between Midland and Interstate Fire Insurance Company, Vesta's predecessor in interest.

      Third party auditors hired by Vesta have identified coverage issues that cast doubt on the validity of a number of claims. In addition, there is no actual retrocessional agreement that evidences the terms and conditions of Pool III which involves 60% or more of the incurred losses at issue. Although there are other tangential documents that the Liquidator may attempt to rely on to prove liability under Pool III, we believe that the Liquidator will not be able to establish liability for any portion of the Pool III claims. We also believe that a number of the losses allegedly incurred in connection with Pool I may be avoided on specific coverage grounds. We are defending this matter vigorously and are reasonably optimistic regarding the ultimate outcome, although an adverse ruling in this case could have a material effect on our financial condition. This case is currently set for trial in September 2004.

      Vesta vs. New Cap Re is an arbitration against an Australian reinsurer, to collect reinsurance recoverables pursuant to two accident year excess of loss ratio reinsurance agreements. In the arbitration, New Cap Re challenged Vesta's earlier draw on a Letter of Credit for $7.5 million, which was held in connection with one of the two contracts. Shortly after the arbitration commenced, New Cap Re became the subject of insolvency proceedings in Australia and an ancillary proceeding in the U.S. Bankruptcy Court in New York. The Bankruptcy Court stayed all pending litigation and arbitration against New Cap Re, and we appealed that ruling to the Southern District of New York, and ultimately to the U.S. Court of Appeals for the Second Circuit, which recently affirmed the Bankruptcy Court's stay of the arbitration against New Cap Re. Hence, our efforts to recover losses as well as New Cap Re's efforts to challenge the earlier draw on the $7.5 million Letter of Credit by us are stayed and the company's options may be limited to seeking adjudication of the dispute in Australia.

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

a)           EXHIBITS

31.1           Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32              Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a)           Reports on Form 8-K.

     Current reports were filed on Form 8-K on March 2, March 15, and March 22, 2004 in connection with press releases.

Signatures

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                        Vesta Insurance Group, Inc.

Date: May 10, 2004

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