Form 10-Q
period 2004-06-30
VESTA INSURANCE GROUP INC
filed 2004-08-09
CIK 911576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                          (Mark One)

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant's common stock,
$.01 par value, as of August 6, 2004
36,079,564

Part I
Item 1. Financial Statements
Vesta Insurance Group, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets:
Fixed maturities available for sale - at fair value (amortized cost: 2004 - $685,798;
2003 - $674,623)	$ 686,931	$ 692,260
Fixed maturities - trading	153,563	161,348
Equity securities-at fair value: (cost: 2004- $29,674; 2003- $28,454)	30,491	29,937
Mortgage loans	10,077	9,089
Policy loans	56,422	57,209
Short-term investments	8,492	6,146
Other invested assets	30,520	30,083

Total investments	976,496	986,072
Cash	91,562	92,376
Accrued investment income	10,570	11,012
Premiums in course of collection (net of allowances for losses
of $339 in 2004 and 2003)	135,052	116,345
Reinsurance balances receivable	396,788	423,751
Reinsurance recoverable on paid losses	76,840	46,484
Deferred policy acquisition costs	48,397	51,537
Property and equipment	20,739	21,070
Goodwill	133,448	133,448
Other intangible assets	16,040	16,315
Other assets	21,670	14,004

Total assets	$ 1,927,602	$ 1,912,414

Liabilities:
Policy liabilities	$ 672,827	$ 668,298
Losses and loss adjustment expenses	364,801	355,555
Unearned premiums	326,924	329,773
Federal Home Loan Bank advances	164,003	158,811
Reinsurance balances payable	41,103	55,938
Deferred income taxes	5,528	8,893
Line of credit	30,000	30,000
Long term debt	75,932	75,932
Other liabilities	126,441	117,616

Total liabilities	1,807,559	1,800,816

Commitments and contingencies: See Note B
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, issued:
2004 - 0 and 2003 - 0	--	--
Common stock, $.01 par value, 100,000,000 shares authorized, issued:
2004 - 38,559,541 and 2003 - 38,545,788	386	385
Additional paid-in capital	246,302	246,302
Accumulated other comprehensive income, (net of deferred tax expense
of $1,330 and $6,451 in 2004 and 2003, respectively)	2,471	11,983
Accumulated deficit	(105,153)	(122,665)
Treasury stock (2,479,977 shares at cost at June 30, 2004 and
2,479,977 at December 31, 2003)	(18,263)	(18,263)
Unearned stock	(5,700)	(6,144)

Total stockholders' equity	120,043	111,598

Total liabilities and stockholders' equity	$ 1,927,602	$ 1,912,414

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Statement of Operations
(amounts in thousands except per share data)
	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
Net premiums written	$ 147,241	$ 129,868	$ 245,437	$ 260,814
Change in unearned premiums	(3,098)	(6,408)	8,701	(19,861)

Net premiums earned	144,143	123,460	254,138	240,953
Policy fees	8,831	9,073	17,767	16,711
Agency fees and commissions	15,883	10,428	33,432	25,750
Net investment income	9,221	9,871	18,753	21,486
Realized gains	1,700	2,111	2,507	5,618
Other	670	1,859	1,699	3,802

Total revenues	180,448	156,802	328,296	314,320
Expenses:
Policyholder benefits	5,249	5,214	11,361	10,304
Losses and loss adjustment expenses incurred	102,461	93,589	175,322	173,095
Policy acquisition expenses	23,729	23,810	35,540	49,794
Litigation settlement and arbitration award gain	(3,846)	--	(3,846)	--
Operating expenses	34,653	36,641	72,805	72,607
Interest on debt	2,911	3,153	5,856	6,311
Deferrable capital security distributions	431	--	863	--

Total expenses	165,588	162,407	297,901	312,111
Income (loss) from continuing operations before income taxes,
minority interest, and deferrable capital securities	14,860	(5,605)	30,395	2,209
Income tax expense (benefit)	2,365	(1,961)	2,773	772
Minority interest, net of tax	286	93	478	379
Deferrable capital security distributions, net of tax	0	311	0	622

Net income (loss) from continuing operations	12,209	(4,048)	27,144	436
Loss from discontinued operations, net of tax	(3,481)	(7,553)	(4,416)	(8,361)

Income (loss) before cumulative effect of change
in accounting principle	8,728	(11,601)	22,728	(7,925)
Cumulative effect of change in accounting principle, net of tax	--	--	(5,216)	--

Net income (loss)	$ 8,728	$(11,601)	$ 17,512	$ (7,925)

Net income (loss) from continuing operations per share - Basic	$ 0.34	$ (0.12)	$ 0.77	$ 0.01

Net income (loss) available to common shareholders per share - Basic	$ 0.25	$ (0.33)	$ 0.49	$ (0.23)

Net income (loss) from continuing operations per share - Diluted	$ 0.34	$ (0.12)	$ 0.76	$ 0.01

Net income (loss) available to common shareholders per share - Diluted	$ 0.24	$ (0.33)	$ 0.49	$ (0.23)

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
	Six months ended June 30,
	2004	2003
	(unaudited)
Operating Activities:
Net income	$17,512	$(7,925)
Adjustments to reconcile net loss to cash provided by (used in) operations
Changes in:
Loss and LAE reserves, and future policy liabilities	9,246	13,009
Unearned premium reserves	(2,849)	38,302
Reinsurance balances receivable	26,040	(21,567)
Premiums in course of collection	(18,708)	(14,897)
Reinsurance recoverable on paid losses	(30,356)	(1,921)
Reinsurance balances payable	(14,835)	(24,640)
Other assets and liabilities	14,900	1,341
Policy acquisition costs deferred	(32,754)	(50,128)
Policy acquisition costs amortized	35,893	45,259
Realized gains	(2,507)	(5,618)
Sale of fixed maturities trading	6,205	--
Purchases of fixed maturities trading	(14,378)	--
Maturities, paydowns, calls and other -Fixed maturities trading	9,273	--
Amortization and depreciation	4,562	3,455

Net cash provided by (used in) operations	7,244	(25,330)
Investing Activities:
Investments sold:
Fixed maturities available for sale	37,896	83,881
Equity securities	4,305	5,811
Investments acquired:
Fixed maturities available for sale	(112,430)	(236,268)
Equity securities	(5,137)	(6,029)
Maturities, paydowns, calls and other
Fixed maturities available for sale	74,829	130,479
Net decrease in other invested assets	(855)	2,284
Net cash paid for acquisition	(17)	(17,200)
Net increase in short-term investments	(2,346)	(11,681)
Assets held for sale	--	4,102
Additions to property and equipment	(2,631)	(2,127)
Disposal of property and equipment	149	495

Net cash used in investing activities	(6,237)	(46,253)
Financing Activities:
Net change in FHLB borrowings	5,192	(13,371)
Change in long and short-term debt	--	(152)
Payment of acquisition contingent consideration	(5,928)	(4,483)
Net deposits and withdrawals from insurance liabilities	(1,085)	6,718
Dividends paid	--	(1,783)

Net cash used in financing activities	(1,821)	(13,071)
(Decrease) increase in cash	(814)	(84,654)
Cash at beginning of period	92,376	140,593

Cash at end of period	$91,562	$55,939

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands except per share amounts)
(unaudited)

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

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to the provisions of SFAS No. 150. The Company has not entered into any financial instruments within the scope of SFAS No. 150 since May 31, 2003. The Company's Deferrable Capital Securities are subject to the provisions of SFAS No. 150. Accordingly, the outstanding balance of the Company's Deferrable Capital Securities of $20.3 million as of June 30, 2004 is reflected as a component of total liabilities from the previous "mezzanine" debt classification. Furthermore, Deferrable Capital Security distributions of $0.4 million and $0.9 million for the three and six months ended June 30, 2004, respectively, are reflected as a component of income from continuing operations in our consolidated 2004 statement of operations. The classification of Deferrable Capital Securities and Deferrable Capital Security distributions for the prior period remains unchanged, pursuant to the provisions of SFAS No. 150.

      In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). SOP 03-1 provides guidance on the reporting method and presentation of separate accounts, recognition of gains and losses on the transfer of assets from the general account to a separate account, as well as several liability valuation issues related to nontraditional long-duration contracts such as universal life and annuity contracts. The provisions of SOP 03-1 became effective for the Company on January 1, 2004. In applying the provisions of SOP 03-1 to our life insurance products offered through American Founders Financial Corporation ("American Founders"), the holding company for our life insurance operations, we changed our methodology for accruing reserves on our single premium deferred annuity product to accrue reserves at the enhanced fund rate as defined within the annuity contracts. As a result of this change in methodology, we recorded a loss of $5.2 million, net of tax of $2.8 million, in the first quarter of fiscal year 2004. The charge is classified as a cumulative effect of change in accounting principle on the accompanying consolidated statement of operations. The recording of this loss reduced both basic and diluted net income per share by $0.15 for the six months ended June 30, 2004.

      Restricted Assets: As part of a modified coinsurance agreement with ERC Life Reinsurance Corporation ("ERC Life"), American Founders is holding $153.6 million of assets, at June 30, 2004, for the benefit of ERC Life, all of which is classified as fixed maturities - trading on the accompanying consolidated balance sheet. Additionally, we have pledged investments having a market value of $205.2 million to the Federal Home Loan Bank.

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

      The reconciliation of net income (loss)and average shares outstanding for the three months and six months ending June 30, 2004 and 2003 is as follows:

	Three months ended June 30,
	2004	2003
Net income (loss)	$ 8,728	$(11,601)

Weighted average shares outstanding-basic	35,425	34,896
Stock options and restricted stock	471	--

Weighted average shares outstanding-diluted	35,896	34,896

	Six months ended June 30,
	2004	2003
Net income (loss)	$17,512	$(7,925)

Weighted average shares outstanding-basic	35,400	34,880
Stock options and restricted stock	240	--

Weighted average shares outstanding-diluted	35,640	34,880

     For the three months ended June 30, 2004 and 2003, options to purchase 329 thousand shares and 44 thousand shares of common stock, respectively, were excluded from the calculation of the diluted weighted average shares outstanding since they were anti-dilutive. For the six months ended June 30, 2004 and 2003, options to purchase 419 thousand shares and 446 thousand shares of common stock, respectively, were excluded from the calculation of the diluted weighted average shares outstanding, since they were anti-dilutive.

      Earnings per share for discontinued operations for the three and six months ended June 30, 2004 and 2003 are as follows:

	2004				2003
	3 month		6 month		3 month		6 month
Basic Earnings per share:
Discontinued Operations	$(0.1	0)	$(0.1	2)	$(0.2	2)	$(0.2	4)
Diluted Earnings Per Share:
Discontinued Operations	$(0.1	0)	$(0.1	2)	$(0.2	2)	$(0.2	4)

     Stock-Based Compensation: In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No 148"). This statement became effective in 2003 and amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires additional disclosures related to the effect of stock-based compensation on reported results. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting for stock-based compensation and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards for the three and six months ended June 30, 2004 and 2003 (in thousands).

	2004		2003
	3 month	6 month	3 month	6 month
Net income (loss) as reported	$8,728	$17,512	$(11,601)	$(7,925)
Add: Stock-based employee compensation expense included
in net income (loss), net of tax	222	444	145	289
Deduct: Total stock-based employee compensation expense determined
under fair-value-based method for all awards, net of tax	(449)	(898)	(255)	(509)

Pro forma net income	$8,501	$17,058	$(11,711)	$(8,145)

Net income (loss) per share - basic
As reported	$0.25	$0.49	$(0.33)	$(0.23)
Pro forma	$0.24	$0.48	$(0.34)	$(0.23)
Net income (loss) per share - diluted
As reported	$0.24	$0.49	$(0.33)	$(0.23)
Pro forma	$0.24	$0.48	$(0.34)	$(0.23)

     Comprehensive Income: Comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	2004		2003
	3 month	6 month	3 month	6 month
Net income	$8,728	$17,512	$(11,601)	$(7,925)
Realized gains	1,700	2,507	2,111	5,618
Net change in unrealized gain, net of tax	(15,206)	(12,019)	2,651	(1,540)

Total comprehensive income	$(4,778)	$8,000	$(6,839)	$(3,847)

Note B-Commitments and Contingencies

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

      On March 1, 2004 the NRMA panel ruled in favor of NRMA and as a result, the Company incurred a charge of $33.5 million to its 2003 fourth quarter earnings. While the NRMA ruling does not set a binding precedent regarding Vesta's other arbitrations and while there are distinct facts and circumstances underlying and affecting our disputes with the other participants, for financial reporting purposes, the Company incurred a charge to its recoverable from the other treaty participants of $30.1 million in the fourth quarter of 2003. On March 4, 2004, Vesta filed a motion to vacate this arbitration award in the United States District Court for the Northern District of Alabama, Southern Division. The grounds for this motion was the evident partiality of the neutral umpire. On May 5, 2004, the court issued an order granting Vesta's request for limited discovery and set an evidentiary hearing on Vesta's motion to vacate the arbitration award for August 25, 2004. During the second quarter of 2004, this matter was settled by the parties for a payment of $25 million by Vesta to NRMA. As a result of the settlement, the Company recorded a gain of $3.8 million in the 2nd quarter. Vesta made such payment in July of 2004 and cancelled the letters of credit of $29.8 million related to the NRMA arbitration.

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

      The hearing in the Dorinco arbitration is currently scheduled for the weeks of April 4th and April 11th, 2005.

      Muhl vs. Vesta is a case pending in the supreme Court of the State of New York, County of New York, brought by the Liquidator of Midland Insurance Company ("Midland"), claiming recoveries under two alleged retrocession agreements (Pool I and Pool III) between Midland and Interstate Fire Insurance Company, Vesta's predecessor in interest.

      Third party auditors hired by Vesta have identified coverage issues that cast doubt on the validity of a number of claims. In addition, there is no actual retrocessional agreement that evidences the terms and conditions of Pool III which involves 60% or more of the incurred losses at issue. Although there are other tangential documents that the Liquidator may attempt to rely on to prove liability under Pool III, we believe that the Liquidator will not be able to establish liability for any portion of the Pool III claims. We also believe that a number of the losses allegedly incurred in connection with Pool I may be avoided on specific coverage grounds. We are defending this matter vigorously and are reasonably optimistic regarding the ultimate outcome, although an adverse ruling in this case could have a material effect on our financial condition. This case is currently set for trial in October 2004.

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

     On September 5, 2002, New Cap Re served us with an Application pursuant to Section 588FF of the Australian Corporations Act seeking an order directing us to pay New Cap Re and its liquidator $1.0 million that Vesta allegedly received as an "unfair preference" and/or arising out of an "uncommercial transaction," as those terms are defined by the Corporations Act. We filed a Notice of Appearance on October 31, 2002. The liquidator filed a Statement of Claim on August 13, 2003, and the Company filed its defense on December 18, 2003. Document discovery has commenced. While management intends to vigorously defend this matter, given the preliminary nature of these proceedings, it is too early to evaluate the likelihood of success.

Indemnification Agreements and Liability Insurance

      Pursuant to Delaware law and our by-laws, we are obligated to indemnify our current and former officers and directors for certain liabilities arising from their employment with or services to Vesta, provided that their conduct complied with certain requirements. Pursuant to these obligations, we have been advancing costs of defense and other expenses on behalf of certain current and former officers and directors, subject to an undertaking from such individuals to repay any amounts advanced in the event a court determines that they are not entitled to indemnification. During the six months ended June 30, 2004, funding of such expenses was approximately $10 thousand.

Other

      Our subsidiary, American Founders, is a defendant in a lawsuit brought by a judgment creditor of IFS Holdings, Inc. - the former holder of American Founders' series A and C preferred stock - alleging that American Founders redeemed its Series A and Series C preferred stock from IFS Holdings, Inc. for less than "reasonably equivalent value," and, therefore, engaged in a voidable fraudulent transfer. American Founders believes (i) that the redemption transaction was for reasonably equivalent value; and (ii) that the allegations brought against it in this lawsuit are without merit. Due to IFS's bankruptcy in 2001, the real party in interest to pursue this claim is the bankruptcy trustee administering IFS's estate in bankruptcy. Since assuming this position, the trustee has not pursued any discovery or otherwise attempted to resolve this case. In the opinion of management, resolution of the lawsuit is not expected to have a material adverse effect on our financial position. However, depending upon the amount and timing, an unfavorable resolution of this matter could materially affect American Founders' future operations or cash flows in a particular period. Furthermore, Vesta will remain liable for any adverse results from this lawsuit regardless of the outcome of the pending divestiture of American Founders.

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

Credit Facilities

      Effective February 1, 2003, we entered into a $30 million revolving credit arrangement with First Commercial Bank of Birmingham, Alabama ("First Commercial"), collateralized by a pledge of 4.7 million shares of our holding company's ownership in the common stock of Affirmative Insurance Holdings, Inc. The facility bears interest at First Commercial's prime rate and will mature no earlier than June 30, 2005. As of June 30, 2004, we had drawn the entire $30 million available under this Agreement.

      This credit agreement contains covenants which require us to maintain (i) consolidated GAAP net income (excluding realized gains and losses) of at least $15 million for any calendar year, (ii) consolidated debt to capital ratio of no more than 39%, measured on a quarterly basis, (iii) an A.M. Best rating of "B" or better, measured continuously, (iv) consolidated GAAP net worth of at least $208 million, measured quarterly, (v) an interest coverage ratio of not less than 1.5 to 1 for any calendar year and (vi) risk-based capital of not less than 150% of the NAIC's authorized control level, measured continuously. As of June 30, 2004, the Company was in non-compliance with its consolidated debt to capital ratio and GAAP net worth covenants. First Commercial has waived its right to declare an Event of Default under the credit agreement due to our failure to comply with these covenants at any time prior to December 31, 2004.

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

     A brief description of each segment is as follows:

Standard property-casualty segment

      The standard property-casualty segment consists of two principal lines of business: (1) underwriting only residential property insurance in capacity constrained states; and (2) underwriting residential property and automobile insurance in states where we can profitably offer both products through independent agents. Vesta's insurance products are distributed primarily through approximately 2,525 independent agencies in 16 states. Our standard property and casualty lines target families (1) with multiple insurance policies; (2) who own more than one automobile; and (3) who live in a home valued between $100,000 and $350,000. Our standard personal auto line targets drivers over age thirty-five with above average driving records.

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

Life insurance segment

      We provide a variety of life insurance products through American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. At June 30, 2004, American Founders had in force approximately $2.0 billion (face value) of life and annuity products. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products through independent agents located throughout the U.S.

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

A summary of segment results for the three months ended June 30, 2004 and 2003 is as follows (in thousands):

2004	Standard Property-Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate and Other	Eliminations	Total
Revenues:
Premiums earned	$58,854	$1,891	$83,398	$--	$--	$ --	$144,143
Agency fees and commissions	--	--	--	40,122	--	(24,239)	15,883
Net investment income	--	6,610	--	--	2,611	--	9,221
Policy fees	2,016	716	6,099	--	--	--	8,831
Realized gains (losses)	--	1,162	--	--	538	--	1,700
Other	150	531	(11)	--	--	--	670

Total revenues	61,020	10,910	89,486	40,122	3,149	(24,239)	180,448
Expenses:
Loss, LAE and policyholder benefits	43,334	5,249	59,127	--	--	--	107,710
Policy acquisition costs	4,178	9	21,963	--	--	(2,421)	23,729
Litigation settlement and arbitration
award gain					(3,846)		(3,846)
Operating expenses	10,748	2,113	5,294	33,864	4,452	(21,818)	34,653
Interest on debt	--	1,261	--	171	1,479	--	2,911
Deferrable capital security distributions	--	--	--	--	431	--	431

Total expenses	58,260	8,632	86,384	34,035	2,516	(24,239)	165,588

Pre-tax income (loss)
from continuing operations	$2,760	$2,278	$3,102	$6,087	$633	$ --	$14,860

Operating segment assets:
Investments and other assets	$390,019	$837,703	$183,187	$157,906	$160,902
Deferred acquisition costs	15,058	20,982	12,357	--	--
Goodwill and other intangibles	59,238	10,760	--	79,490	--

	$464,315	$869,445	$195,544	$237,396	$160,902

2003	Standard Property-Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate and Other	Eliminations	Total
Revenues:
Premiums earned	$79,348	$2,317	$41,795			--	$123,460
Agency fees and commissions	--	--	--	$33,936		$(23,508)	10,428
Net investment income	--	7,078	--	--	$2,793	--	9,871
Policy fees	2,892	632	5,549	--	--	--	9,073
Realized gains (losses)	--	242	--	--	1,869	--	2,111
Other	164	719	773	--	203	--	1,859

Total revenues	82,404	10,988	48,117	33,936	4,865	(23,508)	$156,802
Expenses:
Loss, LAE and policyholder benefits	64,997	5,214	28,592	--	--	--	98,803
Policy acquisition costs	17,785	41	12,606	--	--	(6,622)	23,810
Operating expenses	11,264	2,407	4,576	30,142	5,138	(16,886)	36,641
Interest on debt	--	1,436	--	332	1,385	--	3,153

Total expenses	94,046	9,098	45,774	30,474	6,523	(23,508)	162,407

Pre-tax income (loss)
from continuing operations	$(11,642)	$1,890	$2,343	$3,462	$(1,658)	--	$(5,605)

Operating segment assets:
Investments and other assets	$379,745	$864,069	$159,796	$62,571	$344,763
Deferred acquisition costs	42,909	20,142	13,670	--	--
Goodwill and other intangibles	59,574	10,760	--	77,008	--

	$482,228	$894,971	$173,466	$139,579	$344,763

     A summary of segment results for the six months ended June 30, 2004 and 2003 is as follows (in thousands):

2004	Standard Property-Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate and Other	Eliminations	Total

Revenues:
Premiums earned	$119,341	$4,191	$130,606			--	$254,138
Agency fees and commissions	--	--	--	$82,500		$(49,068)	33,432
Net investment income	--	13,747	--	--	$5,006	--	18,753
Policy fees	4,263	1,338	12,166	--	--	--	17,767
Realized gains (losses)	--	1,617	--	--	890	--	2,507
Other	377	964	358	--	--	--	1,699

Total revenues	123,981	21,857	143,130	82,500	5,896	(49,068)	$328,296
Expenses:
Loss, LAE and policyholder benefits	84,899	11,361	90,423	--	--	--	186,683
Policy acquisition costs	7,795	220	35,523	--	--	(7,998)	35,540
Litigation settlement and arbitration
award gain					(3,846)		(3,846)
Operating expenses	21,812	4,272	11,120	68,331	8,340	(41,070)	72,805
Interest on debt		2,562		383	2,911	--	5,856
Deferred capital security distributions	--	--	--	--	863	--	863

Total expenses	114,506	18,415	137,066	68,714	8,268	(49,068)	297,901

Pre-tax income (loss) from continuing operations	$9,475	$3,442	$6,064	$13,786	$(2,372)	--	$30,395

2003	Standard Property-Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate and Other	Eliminations	Total

Revenues:
Premiums earned	$155,760	$4,727	$80,466			--	$240,953
Agency fees and commissions	--	--	--	$72,858		$(47,108)	25,750
Net investment income	--	14,773	--	--	$6,713	--	21,486
Policy fees	4,954	1,125	10,632	--	--	--	16,711
Realized gains (losses)	--	232	--	--	5,386	--	5,618
Other	406	1,361	1,685	--	350	--	3,802

Total revenues	161,120	22,218	92,783	72,858	12,449	(47,108)	$314,320
Expenses:
Loss, LAE and policyholder benefits	117,991	10,304	55,104	--	--	--	183,399
Policy acquisition costs	36,413	409	23,394	--	--	(10,422)	49,794
Operating expenses	22,269	4,859	8,928	64,111	9,126	(36,686)	72,607
Interest on debt	--	2,889	--	332	3,090	--	6,311

Total expenses	176,673	18,461	87,426	64,443	12,216	(47,108)	312,111

Pre-tax income (loss)
from continuing operations	$(15,553)	$3,757	$5,357	$8,415	$233	--	$2,209

     As discussed in more detail in Note E, we consummated an initial public offering of Affirmative Insurance Holdings, Inc. ("AIHI"), our non-standard underwriting and non-standard agency holding company. Based on this transaction and our post-IPO ownership of AIHI, we will not consolidate the operating results of the non-standard underwriting and agency operations. As such, the operating results of these segments will be eliminated from our segment reporting in the future and our pro-rata share of the net earnings of AIHI will be reflected in our Corporate segment.

Note D-Stock & Debt Transactions

      During the 4th quarter of 2003, we redeemed $2.2 million face amount of Deferrable Capital Securities in exchange for approximately 402 thousand shares of common stock resulting in a gain of $.6 million.

Note E-Acquisitions and Dispositions

      Effective July 9, 2004, the initial public offering of 8.2 million shares of Affirmative Insurance Holdings, Inc. ("AIHI"), the Company's non-standard auto holding company, was consummated at a price of $14 per share. Of the shares sold, 4.4 million shares were newly issued shares offered by AIHI while 3.8 million shares were by offered by the Company. Additionally, on July 26, 2004 the underwriters of AIHI's initial public offering exercised in full the over-allotment option to purchase an additional 1.2 million shares of AIHI common stock at a price of $14 per share. Of the shares sold in connection with the over-allotment, 663 thousand shares were newly issued shares offered by Affirmative while 562 thousand shares were offered by the Company.

      The Company received total net proceeds from these transactions of approximately $55.4 million and retains approximately 43% of the outstanding shares of AIHI. The Company anticipates that the gross gain from these transactions will be in excess of $10 million, which will be recorded in the third quarter. The Company's remaining ownership in AIHI will be recorded using the equity method beginning in the third quarter of 2004. As such, the Company will not consolidate the balance sheet and statement of operations of AIHI. Rather, the Company will reflect its pro rata share of its investment in the equity of AIHI as an investment and its share of the operating results of AIHI in the Company's consolidated statement of operations. The Company will be filing a Form 8-K by August 13, 2004 providing pro-forma financial information following the initial public offering of AIHI.

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

      During the second quarter of 2003, AIHI acquired the 20% minority interest in InsureOne Independent Agency, LLC for $10.3 million. The transaction was accounted for as a purchase.

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

Note F-Discontinued Operations

      In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines and disposed of these segments in 2003. Accordingly, our health insurance and consulting lines results for all periods presented have been classified in our financial statements as part of discontinued operations. Due to the disposal of these segments in 2003, our financial statements as of and for the three and six months ended June 30, 2004 were not materially impacted from our previous health insurance and consulting business lines.

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

      For the three and six months ended June 30, 2004, we recorded a loss for reinsurance assumed and commercial lines businesses of $3.2 million and $4.1 million, respectively. These losses are primarily related to costs associated with commuting certain reinsurance treaties and development of losses on these lines beyond our original estimates.

      Based upon available information, we believe the recorded reserves for discontinued operations at June 30, 2004 are adequate. However, we will continue to monitor these reserves and their related claims activity and experience. Further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

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

      While we anticipate being profitable in future periods, the combination of significant cumulative losses in recent years and uncertainty with respect to the recoverability of our year-end deferred tax asset balances within a reasonable time frame, warranted the recording of a valuation allowance under SFAS No. 109. Accordingly, we recorded a valuation allowance of $75.4 million for the year ended December 31, 2003, which represents our net deferred tax asset balance for which corresponding deferred tax liabilities did not offset. This valuation allowance, coupled with valuation allowances recorded in prior years associated with certain purchase acquisitions, resulted in an aggregate valuation allowance of $82.7 million as of December 31, 2003.

      As a result of the determination made in 2003 that a full deferred tax asset valuation was warranted, our results for the three and six months ended June 30, 2004 only reflects income tax expense related to our life insurance operations, which are not included in the Vesta Insurance Group, Inc. consolidated income tax return, certain state income taxes not impacted by our deferred tax asset valuations and changes to our deferred tax balances related to our available-for-sale investment securities that are reflected in our consolidated financial statements at fair value. For the six months ended June 30, 2004, changes in our deferred tax balances and the utilization of net operating loss carryforwards resulted in the lowering the aggregate deferred tax asset valuation allowance to $74.7 million.

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

      Effective June 30, 2004, the Company commuted the 2003 50% Quota Share Agreement on a cut-off basis. Under the terms of the commutation, the Company will receive payment for all reserves previously ceded to the reinsurers and will be responsible for all losses incurred on or prior to June 30, 2004 from policies subject to this agreement.

      Simultaneous with the commutation of the 2003 50% Quota Share Agreement, the Company entered into a new 50% quota share agreement ("2004 50% Quota Share Agreement"). The 2004 50% Quota Share Agreement is effective for residential property business in our Continuing States, including Texas and retains similar economic terms including ceding commissions and profit sharing commissions. The initial term of the contract is one year, with the Company retaining the option to reduce the quota share amount ceded under this contract to 25%, effective January 1, 2005.

      The impact of the commutation of the 2003 50% Quota Share Agreement and the execution of the 2004 50% Quota Share Agreement was to increase reinsurance balances recoverable on paid losses of approximately $30.0 million, representing the amounts due for commissions and the previously ceded reserves.

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

      Effective December 31, 2003, the Company executed certain internal reinsurance contracts, the results of which were to cede all future premiums and losses, loss adjustment expenses earned or incurred after December 31, 2003 to the insurance companies owned by AIHI. Based on the terms of these reinsurance contracts, Vesta Fire Insurance Company retained its loss and loss adjustment expense reserves as of December 31, 2003 and remains liable for any losses incurred on or prior to December 31, 2003 as well as any subsequent development of loss and loss adjustment reserves related to those losses.

      The Company recorded a cumulative adjustment during the second quarter of 2004 related to a mutually agreed upon interpretation by a third-party reinsurer and the Company of certain provisions of a reinsurance contract incepted in 2001. The cumulative adjustment resulted in an increase to net written premiums and net earned premiums of $39.7 million, an increase to losses and loss adjustment expenses of $30.8 million and an increase to policy acquisition expenses of $8.8 million. The cumulative adjustment was recorded in our non-standard underwriting segment.

      Our reinsurance agreements, including our standard property and casualty quota share agreements, contain various provisions such as profit sharing arrangements, loss ratio limitations, and occurrence limitations that limit the reinsurers' aggregate exposure to loss and thereby reducing the ultimate cost to us as the ceding company. The features also have the effect of potentially reducing the amount of reinsurance recoveries available for us under the various contracts.

Furthermore, these reinsurance agreements do not relieve the Company from its primary obligation to policyholders, as it remains liable to its policyholders to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under reinsurance contracts.

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

      In an effort to strengthen our capital position and to address our insurance companies' financial strength ratings by A.M. Best and other rating agencies, we began a capital evaluation in March of 2003. To date, management's capital evaluation has resulted in the completion of several significant transactions aimed at improving our overall financial condition including the increased utilization of quota share reinsurance of our standard property-casualty and non-standard underwriting operations and the sale of our health insurance operations.

      In addition to the sale of our health insurance operations and the increased use of reinsurance, we are pursuing the divestiture of our life insurance business in an effort to strengthen our capital position. We executed a definitive agreement on March 12, 2004 to sell American Founders Financial Corporation ("AFFC"), our life insurance subsidiary, for a total purchase price of approximately $63.5 million, consisting of $25 million in cash at closing and a promissory note in the amount of approximately $38.5 million. The note will bear a floating interest rate of LIBOR plus 200 basis points and will be repaid over a six-year term, with the interest payments only in the first year and the principal repayments in five equal annual payments thereafter. The note will be collateralized by a pledge of the stock of both AFFC and all capital stock and surplus debentures issued by AFFC's immediate subsidiary, Laurel Life Insurance Company, which owns 100% of the capital stock of American Founders Life Insurance Company. The divestiture of AFFC will not have a significant impact on our GAAP equity, but will have a significant positive impact on our statutory surplus. We anticipate an increase in statutory surplus of approximately $19.5 million upon the closing of this transaction. The request for the approval of this transaction has been submitted to the applicable regulatory agencies.

      A significant component of our capital evaluation related to our divestiture of our non-standard auto business through an initial public offering. Effective July 9, 2003, the initial public offering of 8.2 million shares of Affirmative Insurance Holdings, Inc. ("AIHI"), the Company's non-standard auto holding company, was consummated at a price of $14 per share. Of the shares sold, 4.4 million shares were newly issued shares offered by AIHI while 3.8 million shares were offered by the Company. Additionally, on July 26, 2004 the underwriters of AIHI's initial public offering exercised the over-allotment option to purchase an additional 1.2 million shares of AIHI common stock at a price of $14 per share. Of the shares sold in connection with the over-allotment, 663 thousand shares were newly issued shares offered by Affirmative while 562 thousand shares were offered by the Company.

      The Company received total net proceeds from these transactions of approximately $55.4 million and retains approximately 43% of the outstanding shares of AIHI. The Company anticipates the gross gain from these transactions to be in excess of $10 million, which will be recorded in the third quarter. The Company's remaining ownership in AIHI will be recorded using the equity method beginning in the third quarter of 2004. As such, the Company will not consolidate the balance sheet and statement of operations of AIHI. Rather, the Company will reflect its pro rata share of its investment in the equity of AIHI as an investment and its share of the operating results of AIHI in the Company's consolidated statement of operations. The Company will be filing a Form 8-K by August 13, 2004 providing pro-forma financial information following the initial public offering of AIHI.

      The significance of the consummation of the initial public offering for AIHI in relation to our overall financial condition is threefold. First, the separation of our non-standard auto premium writings greatly reduces the net premium writings of our remaining standard property and casualty insurance companies. The reduced aggregate writings will improve our statutory financial strength ratios. Additionally, our remaining ownership in AIHI is more liquid than was previously the case. This increased liquidity will allow the Company better flexibility to redeploy capital to better support the operations of our remaining segments. Finally, our financial condition, from a statutory perspective, could be further improved with increases in AIHI's stock price, although our insurance companies are subject to downside risk as well.

      During the first quarter of 2004, A.M. Best announced that their financial strength ratings of our property and casualty insurance companies were under review "with negative implications", reflecting what we believed to be the impact from the announced $55.8 million statutory charge recorded by the Company in the first quarter of 2004 as well as the general uncertainties relating to the consummation of our various capital improvement transactions. Subsequent to the consummation of the initial public offering of AIHI, A.M. Best announced an affirmation of our B (Fair) rating with a "stable outlook". Management believes that the affirmation of our B rating reflects the improved financial condition of the Company following the initial public offering of AIHI. Furthermore, management believes that with the consummation of the AIHI initial public offering, the Company's opportunity to improve its financial ratings is now largely dependent upon our continued improved operating results and, to a lesser degree, the consummation of our divestiture of our life insurance business.

      Improving the financial strength ratings of the standard property and casualty insurance companies remains a top priority of the Company. Management is continuing to focus its efforts on improving these financial condition ratings as evidenced by the renewal of the 50% quota share agreement on our homeowners book of business and the implementation of long-term cost reduction initiatives. While we believe our on-going operations, coupled with the use of reinsurance and cost reduction initiatives, will result in improvements in our financial stability, the Company's on-going segments remain exposed to various external factors such as catastrophic weather events, regulatory oversight, and competition from other insurance companies. Such factors could have a material adverse impact on our results of operations and could greatly hamper the Company's ability to obtain an improved rating. Management is unable to quantify the impact to our future business in the event we are unable to improve our current financial strength rating.

Standard property-casualty and non-standard underwriting segments

      The financial results of our property-casualty underwriting activities (including our standard property-casualty segment and the non-standard underwriting segments) primarily depend upon two variables: (1) the amount of premiums we collect, which is dependent upon rates and volume; and (2) the costs we incur to adjust and pay claims submitted by individuals we have insured.

      Earned premium revenue levels for our standard property-casualty and non-standard underwriting activities are dependent upon two significant factors: premium rates and premium volumes. Subject to competitive and market trends and regulatory approval, premium rates are generally within our control, and we continuously monitor and seek to adjust rates as appropriate. During 2003, we received approval for six rate increases in our standard automobile business line in the states of North Carolina, Ohio, West Virginia and Pennsylvania, which represented a weighted average premium increase of approximately 5.5% on estimated annualized gross written premiums of $45.4 million. In addition, we received approval for an additional 6.1% rate increase in the first quarter of 2004 for West Virginia, which has estimated annualized written premiums of $20.5 million.

      During 2003, we also received approval for 17 rate increases in our standard residential property line in the states of West Virginia, Ohio, Pennsylvania, Tennessee, South Carolina, Arizona, Florida and New York which represented a weighted average premium increase of approximately 18.6% on estimated annual gross written premiums of $126.7 million. During the first quarter of 2004, we received approval for a weighted average premium increase of approximately 16.4% in New Jersey, New York, Alaska, Alabama, and West Virginia, on estimated annual gross written premiums of approximately $26.7 million. In the second quarter, we received approval for a weighted average premium increase of approximately 18.6% in Arizona, Massachusetts, Alaska and New Jersey on estimated annual gross written premiums of approximately $25.9 million.

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

      With respect to volume, our current surplus levels, coupled with the decrease in net written premiums resulting from our separation of our non-standard automobile underwriting segment and our current utilization of reinsurance, is such that the Company is now in a position to increase written premium levels. In addition, continued improvements in our surplus levels from consistent profitability of our standard property and casualty segment may allow the Company to reduce its current level of reinsurance as a means to increase net written premiums. However, such opportunities are largely dependent upon underwriting decisions, future operating results and the overall competitive environment. Tightening underwriting guidelines and lower policy holder retention renewal levels resulting from rate increases could negatively impact our ability to increase net written premiums. Furthermore, the failure of the Company to improve its current B financial strength rating could also negatively impact current written premium levels. As such, no assurances can be made that premium volumes will be retained or increased.

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

Comparison of Second Quarter 2004 to Second Quarter 2003

      For the quarter ended June 30, 2004, we reported net income available to common shareholders of $8.7 million, or $0.24 per diluted share, compared with a net loss available to shareholders of $11.6 million, or $0.33 per diluted share, reported for the previous year.

      The primary factors that impacted our financial results in the second quarter of 2004 were as follows:

  Our combined ratio in the standard property-casualty segment was 95.7% as compared to 114.4% for the second quarter of 2003. The combined ratio for the current quarter reflects an improvement in the loss ratio from 79.0% in the prior year to 71.2% in the second quarter of 2004 reflecting the reduction in catastrophe losses from $20 million in the prior period compared to $5.4 million in the current quarter. Furthermore, the current quarter's combined ratio reflects a $13.6 million reduction in policy acquisition expenses principally due to our increased use of reinsurance and improved terms on this reinsurance.
  Revenues from our non-standard agency segment increased 18.2% from the second quarter of 2003. In addition, higher levels of profit sharing commissions recognized in the second quarter of 2004 resulted in an increase in our non-standard agency margin from 10.2% in the prior year to 15.2% in the second quarter of 2004.
  A gain of $3.8 million was recognized in the second quarter of the current year related to the settlement of our arbitration with NRMA on our 1997 20% whole account quota share treaty.
  The establishment of a full valuation allowance for our net deferred tax assets in 2003, coupled with the utilization of net operating loss carryforwards during the current quarter, reduced the amount of income tax expenses reflected in the second quarter of 2004 from the effective rate experienced in prior years.

      For a depiction of the various components of revenue, expense and financial results for each of our business segments for the three and six months ending June 30, 2004, refer to Note C included in this report.

Standard property-casualty segment

      In our standard property-casualty segment, we underwrite or sell personal automobile and residential property insurance through approximately 2,525 independent insurance sales agencies. In the second quarter of 2004, the standard property-casualty segment generated approximately $61.0 million in revenue, or approximately 33.8% of consolidated revenue.

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

      Effective June 30, 2004, the Company commuted the 2003 50% Quota Share Agreement on a cut-off basis. Under the terms of the commutation, the Company will receive payment for all reserves previously ceded to the reinsurers and will be responsible for all losses incurred on or prior to June 30, 2004 from policies subject to this agreement.

      Simultaneous with the commutation of the 2003 50% Quota Share Agreement, the Company entered into a new 50% quota share agreement ("2004 50% Quota Share Agreement"). The 2004 50% Quota Share Agreement is effective for residential property business in our Continuing States, including Texas and retains similar economic terms including ceding commissions and profit sharing commissions. The initial term of the contract is one year, with the Company retaining the option to reduce the quota share amount ceded under this contract to 25%, effective January 1, 2005.

      Net written premiums decreased $25.2 million, or 30.9%, to $56.3 million during the three months ended June 30, 2004 compared to net written premiums of $81.5 million for the three months ended June 30, 2003 reflecting a $19.5 million reduction in net written premiums resulting from the abovementioned 50% quota share agreement. Additionally, the Company's decision to withdraw from the homeowners and standard automobile lines in the Midwest and Mid-Atlantic regions further reduced net written premiums by approximately $2.8 million. The remaining $2.9 million decrease is primarily attributable to tighter underwriting guidelines implemented in the latter half of 2003, our increased premium rates in various states, and other competitive factors. Net premiums earned during the three months ended June 30, 2004 decreased $20.5 million, or 25.8%, as compared to the second quarter of 2003. As with the decrease in net written premiums, the decrease in net premiums earned is primarily attributable to the 2003 50% Quota Share Agreement, the run-off of premiums in those states from which we are withdrawing and other competitive factors.

      Policy fees, which are fees earned by our insurance companies based on gross written premiums, were $2.0 million during the three months ended June 30, 2004 compared to $2.9 million for the same period in the prior year. The decrease in policy fees is primarily due to the higher level of policy fee cessions to reinsurers in the current quarter as compared to the prior quarter.

      Loss and loss adjustment expenses (LAE) for standard property casualty lines for the period ended June 30, 2004 decreased by $21.7 million, or 33.4%, to $43.3 million from $65.0 million in the prior year. The decrease in loss and loss adjustment expenses incurred was primarily attributable to a reduction of catastrophe losses from $20 million in the second quarter of 2003 to $5.4 million in the second quarter of 2004 and the cession of losses in the current quarter related to the 2003 50% Quota Share Agreement, offset by higher loss ratios in certain western states and the Northeastern United States. The loss ratio for standard property-casualty segment decreased to 71.2% for the second quarter of 2004 from 79.0% for the three months ended June 30, 2003. Excluding the impact of catastrophe losses, the loss ratio for the current period was 62.3% compared to 54.7% in the prior period reflecting adverse loss experience in certain western states and the Northeastern United States.

      For the quarter ended June 30, 2004, policy acquisition expenses decreased by $13.6 million to $4.2 million from $17.8 million for the same period of the prior year. Improved terms under our current reinsurance agreements, as compared to those in place in the prior year, accounted for $6.7 million of the decrease in policy acquisition expenses. In addition, the decrease in overall net premiums earned resulting from the increased use of reinsurance resulted in the remaining $6.9 million decrease. Policy acquisition costs as a percentage of net premiums earned for the quarter ended June 30, 2004 was 7.1% as compared to 22.4% for the same period in the prior year.

      Operating expenses decreased $0.5 million to $10.7 million during the three months ended June 30, 2004 from $11.3 million for the same period in the prior year. The decrease in operating expenses is primarily attributable to a lower level of standard property and casualty related legal expenses.

Non-standard agency segment

      Our non-standard agency segment does not retain any underwriting risk. Rather, the primary focus of our agency segment is the distribution of non-standard auto insurance products for various insurance carriers in exchange for commissions and fees. Since our entry into the non-standard auto business in late 2000, revenue for our agency segment has increased significantly. In the second quarter of 2004, our non-standard agency segment generated approximately $40.1 million of commission and fees-based revenue, or 19.6 % of aggregate revenue, before eliminations.

      For the quarter ended June 30, 2004, fees and commissions in our agency segment increased by $6.2 million. The increase in fees and commission in our agency segment is principally due to more favorable commission rates and an increase of $1.9 million in profit sharing commissions related to positive loss ratio development. Our agency segment pre-tax income increased $2.6 million, or 74.3%, to $6.1 million for the three months ended June 30, 2004 compared to $3.5 million for 2003. The gross margin of the agency segment was 15.2% of total revenues in the current year compared to 10.2% in the prior year, reflecting the more favorable commission rates, higher level of profit sharing commission in the current year and cost reductions stemming principally from headcount reductions.

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

      Since entering the non-standard auto business in late 2000, our non-standard underwriting revenues have increased significantly. In the second quarter of 2004, our non-standard underwriting segment generated approximately $89.5 million of revenue, representing approximately 49.6% of consolidated revenue.

      For the quarter ended June 30, 2004, net premiums earned for non-standard lines increased by $41.6 million to $83.4 million from $41.8 million in the prior period. The significant increase in net premiums earned is primarily due to a cumulative adjustment during the second quarter of 2004 related to a mutually agreed upon interpretation by a third-party reinsurer and the Company of certain provisions of a reinsurance contract incepted in 2001. The cumulative adjustment resulted in an increase to net earned premiums of $39.7 million. The remaining $1.9 million increase is primarily due to a new non-standard auto program initiated in the second quarter of 2003 in the state of California and various changes to our reinsurance programs.

      Policy fees, which are fees earned by our insurance companies based on gross written premiums, increased $0.6 million during the three months ended June 30, 2004 to $6.1 million from $5.5 million for the same period in the prior year. Policy fee income as a percentage of earned premiums, excluding the cumulative adjustment noted above, decreased slightly from 13.2% in the prior year to 13.9% in the current year.

      Loss and loss adjustment expenses for the non-standard underwriting segment increased by $30.5 million to $59.1 million in the second quarter of 2004 compared to $28.6 million in second quarter of 2003. The primary increase in loss and loss adjustment expenses relates to the abovementioned cumulative adjustment, which included a $30.8 million increase in the second quarter. The loss ratio for our non-standard underwriting segment at June 30, 2004 was 66.1%, compared with 60.4% at June 30, 2003. Excluding the impact of the abovementioned adjustment, the loss ratio in the second quarter of 2004 was 56.7% compared to 60.4% in 2003. The decrease in this loss ratio was primarily attributable to certain rate increases implemented in 2003, the run-off of high loss books of business in certain states, and overall improvements in loss experience.

      For the quarter ended June 30, 2004, policy acquisition expenses and operating expenses increased $10.0 million to $27.2 million from $17.2 million in 2003. The cumulative adjustment noted above accounted for $8.8 million of the increase in policy acquisition expenses. Policy acquisition expenses and operating expenses as a percentage of earned premiums and policy fees, excluding the cumulative adjustment, increased to 37.0% for the quarter ended June 30, 2004 from 36.3% in 2003, primarily attributable to higher profit sharing commissions recognized during the current quarter as compared to the prior quarter offset by higher ceding commission received on ceded business.

Life insurance segment

      We provide a variety of life insurance products through American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. American Founders' business is driven primarily by the acquisitions of closed blocks of life insurance policies and, to a lesser extent, by marketing and distributing its fixed annuity products. Our life insurance products are sold through marketing firms, financial institutions and 400 independent agents located throughout 41 states and the District of Columbia. At June 30, 2004, American Founders had approximately $2.0 billion (face value) of life and annuity products in force, and approximately $722.7 million in invested assets.

      In the second quarter of 2004, our life insurance segment generated approximately $10.9 million in revenue, or approximately 6.0% of consolidated revenue. Our life insurance segment pre-tax income increased $0.4 million, or 21.1%, to $2.3 million for the three months ended June 30, 2004 compared to $1.9 million for 2003. This increase is attributed to higher levels of realized gains in the current quarter, offset by lower earned premiums and lower investment income.

      Investment income decreased $0.5 million from $7.1 million for the three months ended June 30, 2003 to $6.6 million in the current year due to increased reinsurance, higher volumes of paydowns on our mortgage-backed securities and an overall decline in market interest rates since the first quarter of 2003. The weighted average annualized yield on invested assets for the second quarter of 2004 (excluding realized and unrealized gains/losses and assets held in trust related to our reinsurance agreement with ERC) was 4.6% compared with 5.1% for the prior year period. Offsetting the decrease in yield on our invested assets was a 3.0% increase in average invested assets. Policyholder benefits remained unchanged at $5.2 million for the second quarter of 2004 and 2003.

Corporate and other segment

      For the quarter ended June 30, 2004, net investment income related to our property-casualty underwriting operations decreased by $0.2 million to $2.6 million from $2.8 million in 2003. Average invested assets decreased from $416.9 million in the prior quarter to $346.1 million in the current quarter, reflecting the reduction of invested assets resulting from the increased use of reinsurance during the latter half of 2003 and through the first half of 2004. The weighted average annualized yield on invested assets for the quarter ended June 30, 2004 (excluding realized and unrealized gains/losses) was 3.0% compared with 2.8% for the prior year period.

      Our interest expense includes interest payable on our 8.75% senior debentures due in 2025 and borrowings and our commercial credit borrowings. Interest expense remained approximately unchanged from the prior year.

      The Company's adoption of the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150") resulted in the Deferrable Capital Security distributions for the three months ended June 30, 2004 being included as a component of pre-tax income (loss). Pursuant to the provisions of SFAS No. 150, the classification of Deferrable Capital Security distributions for prior periods was not changed. As a result, an expense of $0.4 million was included as a component of pre-tax income (loss) in the corporate and other segment in 2004.

      In 2004, operating expenses decreased $0.6 million from $5.1 million in the second quarter of 2003 to $4.5 in second quarter of 2004 reflecting a decrease in lease costs and lower legal expenses mainly attributable to our reinsurance arbitrations.

Discontinued operations

      In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines and disposed of these segments in 2003. Accordingly, our health insurance and consulting lines results for all periods presented have been classified in our financial statements as part of discontinued operations. Due to the disposal of these segments in 2003, our financial statements as of and for the three ended June 30, 2004 were not materially impacted from our previous health insurance and consulting business lines.

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

      For the three months ended June 30, 2004, we recorded a loss for reinsurance assumed and commercial lines business of $3.2 million. These losses are primarily related to costs associated with commuting certain reinsurance treaties and development of losses on these lines beyond our original estimates.

Income taxes

      As a result of the determination made in 2003 that a full deferred tax asset valuation allowance was warranted and the utilization of net operating loss carryforwards during the current quarter, our results for the three months ended June 30, 2004 only reflects income tax expense and income tax benefits related to our life insurance operations, which are not included in the Vesta Insurance Group, Inc. consolidated income tax return, certain state income taxes not impacted by our deferred tax asset valuations and changes to our deferred tax balances related to our available-for-sale investment securities that are reflected in our consolidated financial statements at fair value.

Comparison of Six Months Ended June 30, 2004 with Six Months Ended June 30, 2003

      For the six months ended June 30, 2004, we reported net income available to common shareholders of $17.5 million, or $0.49 per diluted share, compared with a net loss available to shareholders of $7.9 million, or $0.23 per diluted share, reported for the previous year.

      The primary factors that impacted our financial results in the second quarter of 2004 were as follows:

  Our combined ratio in the standard property-casualty segment was 92.6% as compared to 109.9% for the first six months of 2003. The combined ratio for the current period reflects an improvement in the loss ratio from 73.4% in the prior year to 68.7% in the first half of 2004 reflecting the reduction in catastrophe losses from $23.3 million in the prior period compared to $7.6 million in the six months ended June 30, 2004. Furthermore, the current quarter's combined ratio reflects a $28.6 million reduction in policy acquisition expenses principally due to our increased use of reinsurance and improved terms on this reinsurance.
  Revenues from our non-standard agency segment increased 13.2% from the first six months of 2003. In addition, higher levels of profit sharing commissions recognized in the first half of 2004 resulted in an increase in our non-standard agency margin from 11.5% in the prior year to 16.7% in the six months ended June 30, 2004.
  A gain of $3.8 million was recognized in the second quarter of the current year related to the settlement of our arbitration with NRMA on our 1997 20% whole account quota share treaty.
  The establishment of a full valuation allowance for our net deferred tax assets in 2003, coupled with the utilization of net operating loss carryforwards during the current quarter, reduced the amount of income tax expenses reflected in the first half of 2004 from the effective rate experienced in prior years.

Standard property-casualty segment

      In the first half of 2004, the standard property-casualty segment generated approximately $124.0 million in revenue, or approximately 37.8% of consolidated revenue.

      Net written premiums decreased $49.8 million, or 30.5%, to $113.3 million during the six months ended June 30, 2004 compared to net written premiums of $163.1 million for the six months ended June 30, 2003 reflecting a $37.2 million reduction in net written premiums resulting from the abovementioned 50% quota share agreement. Additionally, the Company's decision to withdraw from the homeowners and standard automobile lines in the Midwest and Mid-Atlantic regions further reduced net written premiums by approximately $10.7 million. The remaining $1.9 million decrease is attributable to tighter underwriting guidelines implemented in the latter half of 2003, our increased premium rates in various states, and other competitive factors. Net premiums earned during the six months ended June 30, 2004 decreased $36.4 million, or 23.4%, as compared to the first half of 2003. As with the decrease in net written premiums, the decrease in net premiums earned is primarily attributable to the 2003 50% Quota Share Agreement, the run-off of premiums in those states from which we are withdrawing and other competitive factors.

     Policy fees, which are fees earned by our insurance companies based on gross written premiums, were $4.3 million during the six months ended June 30, 2004 compared to $5.0 million for the same period in the prior year. The decrease in policy fees is primarily due to the higher level of policy fee cessions to reinsurers in the first six months of 2004 as compared to the prior year.

      Loss and loss adjustment expenses (LAE) for standard property casualty lines for the six months ended June 30, 2004 decreased by $33.1 million, or 28.1%, to $84.9 million from $118.0 million in the prior year. The decrease in loss and loss adjustment expenses incurred was primarily attributable to a reduction of catastrophe losses from $23.3 million in the first half of 2003 to $7.6 million in the first half of 2004 and the cession of losses in the current period related to the 2003 50% Quota Share Agreement. The loss ratio for standard property-casualty segment decreased to 68.7% for the first half of 2004 from 73.4% for the six months ended June 30, 2003 reflecting the overall decrease in catastrophe losses. Excluding the impact of catastrophe losses, the loss ratio for the current period was 62.5% compared to 58.9% in the prior period reflecting adverse loss experience in certain western states and the Northeastern United States.

      For the six months ended June 30, 2004, policy acquisition expenses decreased by $28.6 million to $7.8 million from $36.4 million for the same period of the prior year. Improved terms under our current reinsurance agreements, as compared to those in place in the prior year, accounted for $16.6 million of the decrease in policy acquisition expenses. In addition, the decrease in overall net premiums earned resulting from the increased use of reinsurance resulted in the remaining $12.0 million decrease. Policy acquisition costs as a percentage of net premiums earned for the six months ended June 30, 2004 was 6.5% as compared to 23.4 % for the same period in the prior year.

      Operating expenses decreased $0.5 million to $21.8 million during the six months ended June 30, 2004 from $22.3 million in the same period in the prior year. The decrease in operating expenses is primarily attributable to a lower level of standard property and casualty related legal expenses.

Non-standard agency segment

      In the first half of 2004, our non-standard agency segment generated approximately $82.5 million of commission and fees-based revenue, or 21.9% of aggregate revenue, before eliminations, reflecting the continued accretion of agency acquisitions made in prior periods.

      For the six months ended June 30, 2004, fees and commissions in our agency segment increased by $9.6 million. The increase in fees and commission in our agency segment is principally due to more favorable commission rates and an increase of $3.8 million in profit sharing commissions related to positive loss ratio development. Our agency segment pre-tax income increased $5.4 million, or 64.3%, to $13.8 million for the six months ended June 30, 2004 compared to $8.4 million for 2003. The gross margin of the agency segment was 16.7% of total revenues in the current year compared to 11.5% in the prior year, reflecting the more favorable commission rates, higher level of profit sharing commission in the current year and cost reductions stemming principally from headcount reductions.

Non-standard underwriting segment

      In the first half of 2004, our non-standard underwriting segment generated approximately $143.1 million of revenue, representing approximately 43.6% of consolidated revenue.

      For the six months ended June 30, 2004, net premiums earned for non-standard lines increased by $50.1 million to $130.6 million from $80.5 million in the prior period. The significant increase in net premiums earned is primarily due to a cumulative adjustment during the second quarter of 2004 related to a mutually agreed upon interpretation by a third-party reinsurer and the Company of certain provisions of a reinsurance contract incepted in 2001. The cumulative adjustment resulted in an increase to net earned premiums of $39.7 million. The remaining $10.4 million increase is primarily due to new business produced by our affiliated agency operations, which acquired several agencies in late 2001 and early 2002, and a new non-standard auto program initiated in the second quarter of 2003 in the state of California.

      Policy fees, which are fees earned by our insurance companies based on gross written premiums, increased $1.6 million during the six months ended June 30, 2004 to $12.2 million from $10.6 million for the same period in the prior year. Policy fee income as a percentage of earned premiums, excluding the cumulative adjustment noted above, decreased slightly from 13.2% in the prior year to 13.4% in the current year.

      Loss and loss adjustment expenses for the non-standard underwriting segment increased by $35.5 million to $90.4 million during the six months ended June 30, 2004 compared to $55.1 million in the first half of 2003. The primary increase in loss and loss adjustment expenses relates to the abovementioned cumulative adjustment, which included a $30.8 million increase in the second quarter. The loss ratio for our non-standard underwriting segment at June 30, 2004 was 63.3%, compared with 60.5% at June 30, 2003. Excluding the impact of the abovementioned adjustment, the loss ratio in the first half of 2004 was 57.8% compared to 60.5% in 2003. The decrease in this loss ratio was primarily attributable to certain rate increases implemented in 2003, the run-off of high loss books of business in certain states, and overall improvements in loss experience.

      For the six months ended June 30, 2004, policy acquisition expenses and operating expenses increased $14.3 million to $46.6 million from $32.3 million in 2003. The cumulative adjustment noted above accounted for $8.8 million of the increase in policy acquisition expenses. Policy acquisition expenses and operating expenses as a percentage of earned premiums and policy fees, excluding the cumulative adjustment, increased to 36.7% for the six months ended June 30, 2004 from 35.5% in 2003, primarily attributable to higher profit sharing commissions recognized during the current quarter as compared to the prior period offset by higher ceding commission received on ceded business.

Life insurance segment

      In the first half of 2004, our life insurance segment generated approximately $21.9 million in revenue, or approximately 6.7% of consolidated revenue. Our life insurance segment pre-tax income decreased $0.4 million, or 10.5%, to $3.4 million for the six months ended June 30, 2004 compared to $3.8 million for 2003. This decrease is attributed to lower earned premiums and lower investment income, partially offset by higher levels of realized gains.

     Investment income decreased $1.1 million from $14.8 million for the six months ended June 30, 2003 to $13.7 million in the current year due to increased reinsurance, higher volumes of paydowns on our mortgage-backed securities and an overall decline in market interest rates. The weighted average annualized yield on invested assets for the first half of 2004 (excluding realized and unrealized gains/losses and assets held in trust related to our reinsurance agreement with ERC) was 4.8% compared with 5.1% for the prior year period. Offsetting the decrease in yield on our invested assets was a 2.5% increase in average invested assets. Policyholder benefits increased $1.1 million in the current year primarily due to the adoption of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"), which required us to modify our reserving methodologies to increase reserves on our single premium deferred annuity products. See Note A to the consolidated financial statements for additional information regarding the adoption of SOP 03-1.

Corporate and other segment

      For the six months ended June 30, 2004, net investment income related to our property-casualty underwriting operations decreased by $1.7 million to $5.0 million from $6.7 million in 2003. Average invested assets decreased to $349.8 million in the current year from $417.8 million in 2003, reflecting the reduction of invested assets resulting from the increased use of reinsurance during the latter half of 2003 and through the first half of 2004. The weighted average annualized yield on invested assets for the quarter ended June 30, 2004 (excluding realized and unrealized gains/losses) was 2.9% compared with 3.3% for the prior year period.

      Our interest expense includes interest payable on our 8.75% senior debentures due in 2025 and borrowings and our commercial credit borrowings. Interest expense remained approximately unchanged from the prior year.

      The Company's adoption of the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150") resulted in the Deferrable Capital Security distributions for the six months ended June 30, 2004 being included as a component of pre-tax income (loss). Pursuant to the provisions of SFAS No. 150, the classification of Deferrable Capital Security distributions for prior periods was not changed. As a result, an expense of $0.9 million was included as a component of pre-tax income (loss) in the corporate and other segment in 2004.

      In 2004, operating expenses decreased $0.8 million from $9.1 million in the first half of 2003 to $8.3 million in the first half of 2004 reflecting a decrease in lease costs and lower legal expenses mainly attributable to our reinsurance arbitrations.

Discontinued operations

      Due to the disposal of our health insurance and consulting business lines in 2003, our financial statements as of and for the six months ended June 30, 2004 were not materially impacted from our previous health insurance and consulting business lines.

      For the six months ended June 30, 2004, we recorded a loss for reinsurance assumed and commercial lines business of $4.1 million. These losses are primarily related to costs associated with commuting certain reinsurance treaties and development of losses on these lines beyond our original estimates.

      Based upon available information, we believe the recorded reserves for discontinued operations at June 30, 2004 are adequate. However, we will continue to monitor these reserves and their related claims activity and experience. Further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

Income taxes

      As a result of the determination made in 2003 that a full deferred tax asset valuation allowance was warranted and the utilization of net operating loss carryforwards during the current quarter, our results for the six months ended June 30, 2004 only reflects income tax expense and income tax benefits related to our life insurance operations, which are not included in the Vesta Insurance Group, Inc. consolidated income tax return, certain state income taxes not impacted by our deferred tax asset valuations and changes to our deferred tax balances related to our available-for-sale investment securities that are reflected in our consolidated financial statements at fair value.

Liquidity and Capital Resources

Liquidity and Capital Resources - Holding Company

      Vesta Insurance Group, Inc. (Vesta) is a holding company whose principal asset is its investment in the capital stock of the companies constituting the Vesta Insurance Group. The principal uses of funds at the holding company level are to pay (1) operating expenses; (2) principal and interest on outstanding indebtedness; and (3) dividends to stockholders as declared by the Board of Directors.

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

Credit Facilities

      Effective February 1, 2003, we entered into a $30 million revolving credit arrangement with First Commercial Bank of Birmingham, Alabama ("First Commercial"), collateralized by a pledge of 4.7 million shares of our holding company's ownership in the common stock of Affirmative Insurance Holdings, Inc. The facility bears interest at First Commercial's prime rate and will mature no earlier than June 30, 2005. As of June 30, 2004, we had drawn the entire $30 million available under this Agreement.

      This credit agreement contains covenants which require us to maintain (i) consolidated GAAP net income (excluding realized gains and losses) of at least $15 million for any calendar year, (ii) consolidated debt to capital ratio of no more than 39%, measured on a quarterly basis, (iii) an A.M. Best rating of "B" or better, measured continuously, (iv) consolidated GAAP net worth of at least $208 million, measured quarterly, (v) an interest coverage ratio of not less than 1.5 to 1 for any calendar year and (vi) risk-based capital of not less than 150% of the NAIC's authorized control level, measured continuously. As of June 30, 2004, the Company was in non-compliance with its consolidated debt to capital ratio and GAAP net worth covenants. First Commercial has waived its right to declare an Event of Default under the credit agreement due to our failure to comply with these covenants at any time prior to December 31, 2004.

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

Contingent Obligations

      Our subsidiary operations are also involved in ongoing reinsurance recoverable disputes that could result in an obligation to repay certain amounts to reinsurers from whom we have collected funds. In connection with these disputes, our principal operating subsidiary, Vesta Fire, has obtained letters of credit for the benefit of reinsurers for which it is contingently liable. At June 30, 2004, Vesta Fire was contingently liable for $38.5 million under the terms of letters of credit obtained in connection with these reinsurance disputes. Letters of credit of $29.8 million were cancelled in conjunction with our settlement of the NRMA portion of the 1997 20% whole account quota share agreement under which we agreed to pay NRMA $25 million. Such cancellations and payment occurred in July of 2004.

      Additionally, we regularly obtain letters of credit or otherwise pledge securities for the benefit of ceding insurers in our nonstandard underwriting segment pursuant to reinsurance contracts. As of June 30, 2004, we had pledged securities with a market value of approximately $8.2 million pursuant to these reinsurance contracts.

Inter-company obligations

      In addition to the contractual obligations of our holding company to third parties, our holding company owes contractual obligations to certain of our subsidiaries that are eliminated in the consolidation of our financial statements. As of June 30, 2004, our insurance company subsidiaries held $13.2 million face amount of our 8.75% Senior Debentures due 2025 and $44.1 million face amount of our 12.5% Senior Notes due in December of 2005. Our holding company paid these subsidiaries approximately $3.4 million in interest payments in 2004 which was eliminated in consolidation.

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

Cash Flows

      On a consolidated basis, net cash provided by (used in) operations for the six months ended June 30, 2004 and 2003 was $7.2 million and $(25.3) million, respectively. Cash flow from operations for the current period improved from the prior period primarily due to increased net income, decreased cash outflows related to the policy acquisition costs and the timing of payments associated with reinsurers, offset lower levels of unearned premium reflecting the Company's increased use of reinsurance during the current period. Net cash used in investing activities was $6.2 million and $46.3 million for the six months ended June 30, 2004 and 2003, respectively as the level of investment security purchases decreased during the current quarter, offset by decreases in security sales, and the level of acquisitions decreased. Net cash used in financing activities was $1.8 million and $13.1 million for the six months ending June 30, 2004 and 2003, respectively. In 2003, repayments of outstanding Federal Home Loan Bank borrowings drove our financing activities.

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

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to the provisions of SFAS No. 150. The Company has not entered into any financial instruments within the scope of SFAS No. 150 since May 31, 2003. The Company's Deferrable Capital Securities are subject to the provisions of SFAS No. 150. Accordingly, the outstanding balance of the Company's Deferrable Capital Securities of $20.3 million as of June 30, 2004 is reflected as a component of total liabilities from the previous "mezzanine" debt classification. Furthermore, Deferrable Capital Security distributions of $0.4 million and $0.9 million for the three and six months ended June 30, 2004, respectively, are reflected as a component of income from continuing operations in our consolidated 2004 statement of operations. The classification of Deferrable Capital Securities and Deferrable Capital Security distributions for the prior period remains unchanged, pursuant to the provisions of SFAS No. 150.

      In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). SOP 03-1 provides guidance on the reporting method and presentation of separate accounts, recognition of gains and losses on the transfer of assets from the general account to a separate account, as well as several liability valuation issues related to nontraditional long-duration contracts such as universal life and annuity contracts. The provisions of SOP 03-1 became effective for the Company on January 1, 2004. In applying the provisions of SOP 03-1 to our life insurance products offered through American Founders Financial Corporation ("American Founders"), the holding company for our life insurance operations, we changed our methodology for accruing reserves on our single premium deferred annuity product to accrue reserves at the enhanced fund rate as defined within the annuity contracts. As a result of this change in methodology, we recorded a loss of $5.2 million, net of tax of $2.8 million, in the first quarter of fiscal year 2004. The charge is classified as a cumulative effect of change in accounting principle on the accompanying consolidated statement of operations. The recording of this loss reduced both basic and diluted net income per share by $0.15 for the six months ended June 30, 2004.

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

Item 4. Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information concerning Vesta and its consolidated subsidiaries required to be included in our periodic SEC reports.

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

      On March 1, 2004 the NRMA panel ruled in favor of NRMA and as a result, the Company incurred a charge of $33.5 million to its 2003 fourth quarter earnings. While the NRMA ruling does not set a binding precedent regarding Vesta's other arbitrations and while there are distinct facts and circumstances underlying and affecting our disputes with the other participants, for financial reporting purposes, the Company incurred a charge to its recoverable from the other treaty participants of $30.1 million in the fourth quarter of 2003. On March 4, 2004, Vesta filed a motion to vacate this arbitration award in the United States District Court for the Northern District of Alabama, Southern Division. The grounds for this motion was the evident partiality of the neutral umpire. On May 5, 2004, the court issued an order granting Vesta's request for limited discovery and set an evidentiary hearing on Vesta's motion to vacate the arbitration award for August 25, 2004. During the second quarter of 2004, this matter was settled by the parties for a payment of $25 million by Vesta to NRMA. As a result of the settlement, the Company recorded a gain of $3.8 million in the 2nd quarter. Vesta made such payment in July of 2004 and cancelled the letters of credit of $29.8 million related to the NRMA arbitration.

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

      The hearing in the Dorinco arbitration is currently scheduled for the weeks of April 4th and April 11th, 2005.

      Muhl vs. Vesta is a case pending in the supreme Court of the State of New York, County of New York, brought by the Liquidator of Midland Insurance Company ("Midland"), claiming recoveries under two alleged retrocession agreements (Pool I and Pool III) between Midland and Interstate Fire Insurance Company, Vesta's predecessor in interest.

      Third party auditors hired by Vesta have identified coverage issues that cast doubt on the validity of a number of claims. In addition, there is no actual retrocessional agreement that evidences the terms and conditions of Pool III which involves 60% or more of the incurred losses at issue. Although there are other tangential documents that the Liquidator may attempt to rely on to prove liability under Pool III, we believe that the Liquidator will not be able to establish liability for any portion of the Pool III claims. We also believe that a number of the losses allegedly incurred in connection with Pool I may be avoided on specific coverage grounds. We are defending this matter vigorously and are reasonably optimistic regarding the ultimate outcome, although an adverse ruling in this case could have a material effect on our financial condition. This case is currently set for trial in October 2004.

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

      On September 5, 2002, New Cap Re served us with an Application pursuant to Section 588FF of the Australian Corporations Act seeking an order directing us to pay New Cap Re and its liquidator $1.0 million that Vesta allegedly received as an "unfair preference" and/or arising out of an "uncommercial transaction," as those terms are defined by the Corporations Act. We filed a Notice of Appearance on October 31, 2002. The liquidator filed a Statement of Claim on August 13, 2003, and the Company filed its defense on December 18, 2003. Document discovery has commenced. While management intends to vigorously defend this matter, given the preliminary nature of these proceedings, it is too early to evaluate the likelihood of success.

Indemnification Agreements and Liability Insurance

      Pursuant to Delaware law and our by-laws, we are obligated to indemnify our current and former officers and directors for certain liabilities arising from their employment with or services to Vesta, provided that their conduct complied with certain requirements. Pursuant to these obligations, we have been advancing costs of defense and other expenses on behalf of certain current and former officers and directors, subject to an undertaking from such individuals to repay any amounts advanced in the event a court determines that they are not entitled to indemnification. During the six months ended June 30, 2004, funding of such expenses was approximately $10 thousand.

Other

      Our subsidiary, American Founders, is a defendant in a lawsuit brought by a judgment creditor of IFS Holdings, Inc. - the former holder of American Founders' series A and C preferred stock - alleging that American Founders redeemed its Series A and Series C preferred stock from IFS Holdings, Inc. for less than "reasonably equivalent value," and, therefore, engaged in a voidable fraudulent transfer. American Founders believes (i) that the redemption transaction was for reasonably equivalent value; and (ii) that the allegations brought against it in this lawsuit are without merit. Due to IFS's bankruptcy in 2001, the real party in interest to pursue this claim is the bankruptcy trustee administering IFS's estate in bankruptcy. Since assuming this position, the trustee has not pursued any discovery or otherwise attempted to resolve this case. In the opinion of management, resolution of the lawsuit is not expected to have a material adverse effect on our financial position. However, depending upon the amount and timing, an unfavorable resolution of this matter could materially affect American Founders' future operations or cash flows in a particular period. Furthermore, Vesta will remain liable for any adverse results from this lawsuit regardless of the outcome of the pending divestiture of American Founders.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held June 1, 2004, the following matters were submitted to a vote of stockholders (shares eligible to vote: 36,067,740).

  Election of Directors
Messrs.	Robert B.D. Batlivala, Kevin J. Tierney and T. Owen Vickers were elected to additional three-year terms on the Board of Directors.

	For	Withheld

Batlivala	33,696,948	879,989
Tierney	33,990,998	585,939
Vickers	33,986,664	590,273

  Ratification of Amendment to Long Term Incentive Plan
The	Company's Long Term Incentive Plan is extended until December 31, 2008.

For	Against	Abstain	Non-Vote

21,490,027	2,477,732	79,238	10,529,940

  Ratification of Independent Registered Public Accounting Firm
PricewaterhouseCoopers	LLP was appointed as the Independent Registered Public Accounting Firm of the Company and its subsidiaries for the year ending December 31, 2004.

	For	Against	Abstain

PricewaterhouseCoopers LLP	33,913,525	506,575	156,837

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)           EXHIBITS

31.1           Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32              Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a)           Reports on Form 8-K.

     Current reports were filed on Form 8-K on May 10 and June 1, 2004 in connection with press releases.

Signatures

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                        Vesta Insurance Group, Inc.

Date: August 9, 2004

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