Form 10-Q
period 2004-09-30
VESTA INSURANCE GROUP INC
filed 2006-05-25
CIK 911576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-12338

VESTA INSURANCE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-1097283
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3760 River Run Drive Birmingham, Alabama	35243
(Address of principal executive offices)	(Zip Code)

(205) 970-7000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes     ☒  No

Vesta Insurance Group, Inc.

Part I

Item 1. Financial Statements

Vesta Insurance Group, Inc.

Consolidated Balance Sheets

(amounts in thousands except share data)

	September 30, 2004	December 31, 2003
	(unaudited)	(restated)
Assets:
Fixed maturities available for sale - at fair value (amortized cost: 2004 - $635,786; 2003 - $674,623)	$647,649	$692,260
Fixed maturities - trading	156,474	161,348
Equity securities—at fair value: (cost: 2004 - $29,581; 2003 - $28,454)	30,384	29,937
Mortgage loans	9,956	9,089
Policy loans	56,504	57,209
Short-term investments	7,747	6,146
Other invested assets	25,378	24,741

Total investments	934,092	980,730
Cash	80,852	101,877
Accrued investment income	9,245	11,012
Premiums in course of collection (net of allowances for losses of $383 at 2004 and 2003)	51,096	117,020
Reinsurance balances receivable	457,463	488,156
Reinsurance recoverable on paid losses	50,299	46,484
Deferred policy acquisition costs	46,883	51,537
Property and equipment	13,492	21,070
Investment in unconsolidated subsidiary	85,820	—
Deferred income taxes	2,929	—
Goodwill	7,510	130,197
Other intangible assets	—	16,315
Other assets	34,010	16,353

Total assets	$1,773,691	$1,980,751

Liabilities:
Policy liabilities	$676,577	$678,720
Losses and loss adjustment expenses	459,948	354,359
Unearned premiums	258,064	329,165
Federal Home Loan Bank advances	153,364	158,811
Reinsurance balances payable	93,304	120,741
Deferred income taxes	—	5,310
Line of credit	30,000	30,000
Long term debt	75,938	75,932
Other liabilities	67,424	127,678

Total liabilities	1,814,619	1,880,716

Commitments and contingent liabilities : See Note D
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, issued: 2004 - 0 and 2003 - 0	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, issued: 2004 - 38,559,541 and 2003 - 38,545,788	386	385
Additional paid-in capital	242,702	245,410
Accumulated other comprehensive income, (net of deferred tax expense of $8,074 and $9,096 in 2004 and 2003, respectively)	6,894	10,122
Accumulated deficit	(267,169)	(131,475)
Treasury stock (2,479,977 shares at cost at September 30, 2004 and at December 31, 2003)	(18,263)	(18,263)
Restricted stock	(5,478)	(6,144)

Total stockholders’ (deficit) equity	(40,928)	100,035

Total liabilities and stockholders’ (deficit) equity	$1,773,691	$1,980,751

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.

Consolidated Statements of Operations

(amounts in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)
Revenues:
Net premiums written	$58,311	$84,326	$303,619	$346,372
Change in unearned premiums	(2,289)	43,023	6,412	23,349

Net premiums earned	56,022	127,349	310,031	369,721
Policy fees	4,083	9,832	21,850	26,543
Agency fees and commissions	—	9,867	33,437	35,617
Net investment income	9,034	9,491	27,019	29,714
Realized (losses) gains	(5,824)	(128)	(3,344)	5,018
Gain on sale of subsidiary	11,209	—	11,209	—
Other	579	1,900	2,278	5,556

Total revenues	75,103	158,311	402,480	472,169
Expenses:
Policyholder benefits	5,480	5,360	16,904	15,811
Losses and loss adjustment expenses incurred	104,914	80,244	279,859	253,339
Policy acquisition expenses	11,936	22,246	47,330	72,500
Litigation and billing dispute settlements	(8,691)	—	(12,537)	—
Impairment of goodwill and other intangible assets	59,153	—	59,153	—
Operating expenses	34,815	36,699	106,730	107,401
Interest on debt	2,712	3,283	8,568	9,594
Deferrable capital security distributions	432	478	1,295	478

Total expenses	210,751	148,310	507,302	459,123

(Loss) Income from continuing operations before income taxes, equity in net earnings of investee, minority interest and deferrable capital security distributions	(135,648)	10,001	(104,822)	13,046
Income tax expense (benefit)	(7,664)	3,513	(6,108)	4,437
Equity in net earnings of investee, net of tax	(2,090)	—	(2,090)	—
Minority interest, net of tax	—	114	478	493
Deferrable capital security distributions, net of tax	—	—	—	622

Net (loss) income from continuing operations	(125,894)	6,374	(97,102)	7,494
Loss from discontinued operations, net of tax	(28,960)	(2,011)	(33,376)	(10,849)

(Loss) income before cumulative effect of change in accounting principle	(154,854)	4,363	(130,478)	(3,355)
Cumulative effect of change in accounting principle, net of tax	—	—	(5,216)	—

Net (loss) income	$(154,854)	$4,363	$(135,694)	$(3,355)

Net (loss) income from continuing operations per share - Basic and diluted	$(3.55)	$0.18	$(2.74)	$0.21

Net (loss) income available to common shareholders per share - Basic and diluted	$(4.37)	$0.12	$(3.83)	$(0.10)

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
		(Restated)
Operating Activities:
Net loss	$(135,694)	$(3,355)
Adjustments to reconcile net loss to cash used in operations
Changes in:
Loss and LAE reserves, and future policy liabilities	140,896	(10,875)
Unearned premium reserves	(11,894)	24,573
Reinsurance balances receivable	4,929	(46,613)
Premiums in course of collection	(12,908)	(8,870)
Reinsurance recoverable on paid losses	(5,222)	15,652
Reinsurance balances payable	(13,389)	(29,431)
Other assets and liabilities	(27,652)	17,684
Policy acquisition costs deferred	(54,366)	(62,465)
Policy acquisition costs amortized	47,330	72,500
Realized losses (gains)	3,334	(5,018)
Interest credited to insurance liabilities	10,168	7,731
Gain on sale of subsidiary	(11,209)	3,116
Equity in earnings of investee	(2,090)	—
Impairment of goodwill and other intangible assets	59,153	—
Sale of fixed maturities trading	9,680	—
Purchases of fixed maturities trading	(30,531)	—
Maturities, paydowns, calls and other - Fixed maturities trading	20,400	—
Amortization and depreciation	6,490	5,207

Net cash used in operations	(2,575)	(20,164)

Investing Activities:
Investments sold:
Fixed maturities available for sale	28,308	113,303
Equity securities	5,092	10,220
Investments acquired:
Fixed maturities available for sale	(158,200)	(317,965)
Equity securities	(5,823)	(9,294)
Maturities, paydowns, calls and other
Fixed maturities available for sale	118,712	183,885
Net decrease in other invested assets	82	4,749
Net cash paid for acquisition	—	(22,500)
Net cash paid for sale of Aegis	—	(2,800)
Net cash received from initial public offering of subsidiary	3,621	—
Net increase in short-term investments	(1,601)	(4,020)
Additions to property and equipment	(3,552)	(2,728)
Disposal of property and equipment	15	1,078

Net cash used in investing activities	(13,346)	(46,072)

Financing Activities:
Net change in FHLB borrowings	(5,447)	(14,292)
Repayment of acquisition financing	(5,932)	(5,883)
Net change in cash overdraft	12,750	12,534
Deposits for insurance liabilities	22,577	34,286
Withdrawals from insurance liabilities	(26,344)	(28,166)
Dividends paid	(2,708)	(2,676)

Net cash used in financing activities	(5,104)	(4,197)

Decrease in cash	(21,025)	(70,433)
Cash at beginning of period	101,877	161,327

Cash at end of period	$80,852	$90,894

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands except per share amounts)

(unaudited)

Note A—Significant Accounting Policies

Basis of Presentation: The accompanying unaudited interim Consolidated Financial Statements of Vesta Insurance Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments, such as impairments) considered necessary for a fair presentation have been included. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

New Accounting Standards: In December 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46R “Consolidation of Variable Interest Entities - Revised” (“FIN 46R”). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The effective date of FIN 46R is March 31, 2004. However, FIN 46R was applicable to entities that are considered special-purpose entities as of December 31, 2003. The application of FIN 46R had no effect on our Consolidated Financial Statements as of December 31, 2003.

In April 2003, the Derivatives Implementation Group of the FASB issued DIG B36. DIG B36 requires the bifurcation of potential embedded derivatives within modified coinsurance and funds withheld coinsurance agreements in which the terms require the future payment of a principal amount plus a return based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets. The effective date of the implementation guidance in DIG B36 was for the first fiscal quarter beginning after September 15, 2003 and was to be applied on a prospective basis. On October 1, 2003, the Company adopted DIG B36. In connection with the adoption of DIG B36, the Company elected to reclassify to trading securities the investments, which are held in a separate trust, supporting a funds withheld treaty. In addition, the Company recognized a cumulative effect from the adoption of DIG B36 in the fourth quarter of 2003 of $(1,167) (net of $628 in taxes) in connection with recording the derivatives embedded in its modified coinsurance and funds withheld coinsurance arrangements.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 provides guidance on the reporting method and presentation of separate accounts, recognition of gains and losses on the transfer of assets from the general account to a separate account, as well as several liability valuation issues related to nontraditional long-duration contracts such as universal life and annuity contracts. The provisions of SOP 03-1 became effective for the Company on January 1, 2004. In applying the provisions of SOP 03-1 to our life insurance products offered through American Founders Financial Corporation (“American Founders”), the holding company for our life insurance operations, we changed our methodology for accruing reserves on our single premium deferred annuity product to accrue reserves at the enhanced fund rate as defined within the annuity contracts. As a result of this change in methodology, we recorded a loss of $5.2 million, in the first quarter of fiscal year 2004. The charge is classified as a cumulative effect of change in accounting principle in the accompanying Consolidated Statement of Operations. The recording of this loss increased both basic and diluted net loss available to common shareholders per share by $0.15 for the nine months ended September 30, 2004.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued Financial Staff Position (“FSP”) EITF 03-1 which delayed the required implementation of guidance under paragraphs 10-20 of EITF 03-1. In September of 2005, the FASB issued FSP FAS 115-1 which nullified the requirements under paragraphs 10 through 18 of Issue 03-1 and directs companies to look to existing literature when evaluating whether the impairment is other than temporary.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Accounting for Share Based Payment, an amendment to SFAS No. 148, Stock-Based Compensation – Transition and Disclosure and a revision to SFAS No. 123, Accounting for Stock-Based Compensation.” SFAS No. 123R requires alternative methods of transition for the change to the fair value method of accounting for stock-based employee compensation and is effective as of the beginning of the first annual period that begins after June 15, 2005. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

As permitted by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. The Company plans to expense stock options using the modified prospective transition method prescribed in SFAS 123R. The modified prospective transition method requires expense to be recognized for new grants or modifications issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. The Company is currently evaluating the use of various models, as well as the necessary assumptions for calculating the impact from adoption of this standard. Based on current guidance, the Company intends to adopt SFAS 123R and begin expensing share based compensation on January 1, 2006.

Restricted Assets: As part of a modified coinsurance agreement with ERC Life Reinsurance Corporation (“ERC Life”), American Founders is holding $156.5 million of assets, at September 30, 2004, for the benefit of ERC Life, all of which is classified as fixed maturities – trading on the accompanying Consolidated Balance Sheet. Additionally, we have pledged investments having a market value of $178.3 million to the Federal Home Loan Bank, pledged investments having a market value of $39.8 million pursuant to certain reinsurance contracts, and deposited investments having a market value of $28.8 million to certain state insurance departments.

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

The reconciliation of net income (loss) available to common shareholders and average shares outstanding for the three months and nine months ending September 30, 2004 and 2003 is as follows:

	Three months ended September 30,
	2004	2003
Net (loss) income available to common shareholders	$(154,854)	$4,363

Weighted average shares outstanding-basic	35,476	34,895
Stock options and restricted stock	—	54

Weighted average shares outstanding-diluted	35,476	34,949

	Nine months ended September 30,
	2004	2003
Net loss available to common shareholders	$(135,694)	$(3,355)

Weighted average shares outstanding-basic	35,425	34,886
Stock options and restricted stock	—	54

Weighted average shares outstanding-diluted	35,425	34,940

For the three months ended September 30, 2004 and 2003, potentially dilutive shares of 774 thousand share equivalents and 825 thousand share equivalents of common stock, respectively, were excluded from the calculation of the diluted weighted average shares outstanding since they were anti-dilutive. For the nine months ended September 30, 2004 and 2003, options to purchase 696 thousand shares and 821 thousand shares of common stock, respectively, were excluded from the calculation of the diluted weighted average shares outstanding, since they were anti-dilutive.

Earnings per share for discontinued operations for the three and nine months ended September 30, 2004 and 2003 are as follows:

	2004		2003
	3 month	9 month	3 month	9 month
Basic Earnings per share:
Discontinued Operations	$(0.82)	$(0.94)	$(0.06)	$(0.31)
Diluted Earnings Per Share:
Discontinued Operations	$(0.82)	$(0.94)	$(0.06)	$(0.31)

Stock-Based Compensation: In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No 148”). This statement became effective in 2003 and amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires additional disclosures related to the effect of stock-based compensation on reported results. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting for stock-based compensation and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards for the three and nine months ended September 30, 2004 and 2003 (in thousands).

	2004		2003
	3 month	9 month	3 month	9 month
Net income (loss) as reported	$(154,854)	$(135,694)	$4,363	$(3,355)
Add: Stock-based employee compensation expense included in net income (loss), net of tax	222	666	222	666
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(450)	(1,348)	(255)	(764)

Pro forma net income	$(155,082)	$(136,376)	$4,330	$(3,453)

Net income (loss) available to common shareholders per share - basic
As reported	$(4.37)	$(3.83)	$0.12	$(0.10)
Pro forma	$(4.37)	$(3.85)	$0.12	$(0.10)
Net income (loss) available to common shareholders per share - diluted
As reported	$(4.37)	$(3.83)	$0.12	$(0.10)
Pro forma	$(4.37)	$(3.85)	$0.12	$(0.10)

Comprehensive Loss: Comprehensive loss for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	2004		2003
	3 month	9 month	3 month	9 month
Net (loss) income available to common shareholders	$(154,854)	$(135,694)	$4,363	$(3,355)
Reclassification for realized gains (losses) included in net income (loss) available to common shareholders, net of tax	(5,824)	(3,344)	(128)	5,018
Unrealized gains (losses) arising during period, net of tax	13,961	116	(5,111)	(6,179)

Total comprehensive loss	$(146,717)	$(138,922)	$(876)	$(4,516)

Note B – Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s Consolidated Financial Statements and the filing of the Quarterly Report on Form 10-Q for the period ended September 30, 2004, the Company identified an error related to the consolidation of one of its subsidiaries. As a result of this finding, the Company delayed the filing of its Form 10-Q for the period ended September 30, 2004. Management initiated an internal review of all of its books and records, including those of its subsidiary companies, to determine the period, nature and amount of the error. The internal review was conducted under the direction of senior management with oversight of the Audit Committee of the Board of Directors.

As part of its internal review, the Company thoroughly evaluated its financial reporting consolidation and elimination process and the resulting financial statements. The financial consolidation process was a focus of the internal review due to a number of acquisitions during the years 2000 through 2004 and the complexities of the integration of accounting processes of the newly acquired entities into Vesta’s financial statement consolidation process. The Company also reviewed its ceded reinsurance processes.

In regards to the consolidation process component of the internal review, the Company determined that it was necessary to essentially reperform the consolidation of the financial statements in prior periods beginning with the consolidated balance sheet as of December 31, 2000. The reperformance of the consolidation of the financial statements was a time consuming process due to the multiple general ledger systems in place during this period, the number of acquisitions and dispositions during that time, turnover of key accounting personnel and the volume and complexity of intercompany transactions. Furthermore, the ceded reinsurance process component of the internal review required extensive time and effort due to system conversions during the period and the fact that many of the reinsurance treaties involved in the process were put into place several years ago.

The internal review has since been completed. As a result of the findings of the internal review, the Company has concluded that its prior financial statements should be restated. The restatement resulted in a cumulative reduction to stockholders’ equity of approximately $11.6 million as of December 31, 2003, and an (decrease)/increase to the previously reported net income (loss) available to common shareholders of approximately ($19) thousand and $228 thousand for the three and nine month periods ended September 30, 2003, respectively.

Details of Accounting Adjustments included in the Restatement. The restatement adjustments to previously issued financial statements relate primarily to the categories described below. Following the description of each transaction, accounting entry or entity category is a summary impact of the adjustments relating to that category.

The Company’s restated consolidated financial statements as of and for the year ended December 31, 2003 are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Statement of Operations Adjustments

Reinsurance Contract Realized Investment Gains – One of the Company’s insurance subsidiaries, American Founders Life Insurance Company (“AFLIC”), entered into a reinsurance contract with a third party effective October 1, 2002. Under the terms of that agreement, AFLIC ceded the investment results, including realized gains and losses, on part of its investment portfolio to the third party reinsurer. Upon the termination of this contract, it was determined that certain realized investment gains and losses had been recorded as income in full by AFLIC instead of reflecting a portion of these gains as being due to the third party reinsurer, as required by the reinsurance contract. As such, the Company overstated its realized capital gains by $43 thousand and $481 thousand, net of a tax benefit of $15 thousand and $169 thousand, for the three and nine months ended September 30, 2003 respectively. Reflecting the correction of this error in the restated financial statements impacted our Consolidated Statements of Operations by the following amounts in the following periods (in thousands):

Decrease to net income available to common shareholders and Increase to net loss available to common shareholders for the periods ending September 30, 2003

	3 month	9 month
Net income/loss available to common shareholders	$(28)	$(312)

Other Differences – We noted errors in our account reconciliation processes which resulted in adjustments of $494 thousand to earned premiums, $459 thousand to policy acquisition costs and $(51) thousand to operating expenses for the nine month period ended September 30, 2003. Additionally, the Company noted that previously reported net investment income did not reflect all investment income related expenses. Rather, these expenses were previously reported as a component of operating expenses. As such, the Company reduced net investment income and operating expenses by $436 thousand and $1.4 million for the three and nine month periods ended September 30, 2003, respectively, to correct this error.

Reflecting these adjustments in the restated financial statements impacted our Consolidated Statements of Operations as follows (in thousands):

Decrease to net loss available to common shareholders for the periods ending September 30, 2003

	3 month	9 month
Net income/loss available to common shareholders	$—	$86

Life Insurance Reinsurance Adjustments – For the three and nine month periods ended September 30, 2003, the Company identified errors in the recording of ceded losses to certain external reinsurers of AFLIC. Specifically, we identified that the Company had erroneously ceded too many losses to these reinsurers. As a result, the Company’s policyholder benefits expense was understated by $110 thousand, net of a tax benefit of $39 thousand and $257 thousand, net of a tax benefit of $90 thousand for the three and nine month periods ended September 30, 2003, respectively. Reflecting the correction of this error in the restated financial statements impacted our Consolidated Statements of Operations as follows (in thousands):

Decrease to net income available to common shareholders and increase to net loss available to common shareholders for the periods ending September 30, 2003

	3 month	9 month
Net income/loss available to common shareholders	$(71)	$(167)

Consolidation Differences –As part of our internal review, we identified various errors in the Company’s previously reported Consolidated Statement of operations. These errors predominately stem from the Company’s failure (1) to properly eliminate reinsurance transactions between its subsidiaries, (2) to properly eliminate other operating expenses allocated to its subsidiaries and (3) to properly reconcile the consolidated reported results of operations to the Company’s underlying accounting records. The following is a more detailed discussion of these aforementioned errors.

Net premiums earned – In conducting our internal review, the Company noted certain intercompany reinsurance transactions that were not properly eliminated during the consolidation process. Properly eliminating these balances resulted in an increase to the reported net earned premiums by $48 thousand and $973 thousand for the three and nine month periods ended September 30, 2003, respectively.

Investment Income – During our internal review, the Company noted that interest income related to a particular intercompany debt instrument was not being properly eliminated. To correct this error, the previously reported interest income was reduced by $120 thousand and $360 thousand for the three and nine month periods ended September 30, 2003, respectively.

Realized Gains – In the acquisition of Florida Select Insurance Holdings, the Company appropriately assigned new costs basis to the acquired investment portfolio in accordance with APB No. 16, “Business Combinations.” However, the Company’s underlying investment accounting system reflected investment values in accordance with statutory accounting guidelines which do not require the investment portfolio to be reported at its new cost basis. As these investment securities were subsequently sold and the realized gains and losses were calculated by the investment accounting system, the Company failed to include the adjusted cost basis in the calculation of reported gains and losses. As such, the Company overstated its realized capital gains by $11 thousand and $46 thousand for the three and nine month periods ended September 30, 2003, respectively.

Policy acquisition costs and operating expenses – In conducting our internal review, the Company noted errors in the elimination of policy acquisition costs and operating expenses allocated to its subsidiaries. As such, the Company overstated these aggregate expense captions by $285 thousand and $1.0 million for the three and nine month periods ended September 30, 2003, respectively.

Income tax (benefit) – We determined that errors occurred in 2003 relating to the reconciliation of our reported tax expense amounts and the amounts included in our general ledger systems. These errors resulted in a increase to income tax expense attributable to continuing operations of $84 thousand and $445 thousand for the three and nine month periods ended September 30, 2003, respectively.

Loss from discontinued operations – We noted errors in our account reconciliation processes for discontinued operations that resulted in an increase to our reported loss from discontinued operations of $488 thousand for the nine month period ended September 30, 2003.

In the aggregate, the correction of these errors impacted our Consolidated Statements of Operations as follows (in thousands):

Increase to net income available to common shareholders and decrease to net loss available to common shareholders for the periods ending September 30, 2003

	3 month	9 month
Net income/loss available to common shareholders	$118	$621

The items mentioned above, affected specific line items in the Statement of Operations as follows (in thousands):

Three months ended September 30, 2003

	Reinsurance Contract Realized Gains	Other	Life Insurance Reinsurance Adjustment	Consolidation Differences	Total
Net premiums earned				48	48
Realized gains	(43)			(11)	(54)
Net investment income		(436)		(120)	(556)
Policyholder benefits			110		110
Policy acquisition expenses				285	285
Operating expenses		(436)		(570)	(1,006)
Income tax (benefit)	(15)		(39)	84	30

Net income(loss) from continuing operations	(28)	—	(71)	118	19
Income(loss) from discontinued operations				—	—

Net income(loss) available to common shareholders	(28)	—	(71)	118	19

Nine months ended September 30, 2003
	Reinsurance Contract Realized Gains	Other	Life Insurance Reinsurance Adjustment	Consolidation Differences	Total
Net premiums earned		494		973	1,467
Realized gains	(481)			(46)	(527)
Net investment income		(1,459)		(360)	(1,819)
Policyholder benefits			257	—	257
Policy acquisition expenses		459		285	744
Operating expenses		(1,510)		(1,272)	(2,782)
Income tax (benefit)	(169)	—	(90)	445	186

Net income(loss) from continuing operations	(312)	86	(167)	1,109	716
Income(loss) from discontinued operations				(488)	(488)

Net income(loss) available to common shareholders	(312)	86	(167)	621	228

Consolidated Balance Sheet Adjustments

Correction of Misclassifications – As part of our internal review, the Company identified certain prior period balance sheet items that were improperly classified and therefore are not comparable to the current year balance sheet presentation. These items, which predominately relate to the reclassification of the consolidated income tax receivable of $2.3 million from other liabilities to other assets, were properly classified in the restated December 31, 2003 Consolidated Balance Sheet.

In addition, the Company determined that errors occurred relating to the application of the intra-period tax allocation provisions of SFAS No. 109 as it relates to accumulated other comprehensive income as of December 31, 2003. Furthermore, errors were identified relating to the calculation of accumulated other comprehensive income as of December 31, 2003 predominately associated with the appropriate application of new cost basis to the acquired investment portfolio at Florida Select Insurance Holdings. The correction of these errors decreased accumulated other comprehensive income by $1.9 million as of December 31, 2003.

These adjustments did not have an impact on Consolidated Stockholders’ Equity in 2003.

Consolidation Differences - As part of our internal review, the Company revised the process for consolidating our balance sheet for the applicable periods, and as a result were able to identify certain intercompany asset and liability balances that were not properly eliminated during the previous consolidation. These balances primarily included (1) an investment in a subsidiary, that was appropriately classified as an other invested asset in the underlying books and records, but which should have been eliminated as part of our consolidation and (2) numerous intercompany reinsurance balances, which also should have been eliminated as part of our consolidation. The failure to eliminate these balances in our consolidation process during 2003 and prior periods, resulted in the Company’s inability to properly identify income statement aggregation and consolidation errors. As a result, over a period of several years, the Company had overstated its consolidated net income available to common shareholders and consolidated stockholders’ equity. In total, the identified errors overstated Consolidated Stockholders’ Equity by $7.4 million as of December 31, 2003.

Other Differences – As part of our internal review, the Company identified certain adjustments to reinsurance balances receivable and loss and loss adjustment expenses and unearned premiums as of December 31, 2003. These adjustments increased Consolidated Stockholder’s equity by $258 thousand as of December 31, 2003.

Additionally, during our internal review, the Company identified two errors which resulted in changes to the previously issued consolidated balance sheet as of December 31, 2003. The first error relates to aggregate cash overdraft balances. In 2003, the aggregate cash overdraft balances were not properly reflected as liabilities in the consolidated balance sheet. In the restated consolidated balance sheet, the Company properly reflected these aggregate cash overdraft balances as a component of other liabilities resulting in an increase in cash and other liabilities of $9.5 million. This error did not have an impact on Consolidated Stockholders’ Equity in 2003.

The second error relates to the establishment of certain deferred tax liability balances in conjunction with the application of purchase accounting related to our acquisition of American Founders Financial Corporation in 2000. In connection with our evaluation of the carrying value of the goodwill associated with our life insurance operations reporting unit, we identified this error. Consequently, we have reflected the correction of the purchase accounting error in the December 31, 2003 consolidated balance sheet, resulting in a reduction of goodwill and deferred income taxes of $3.3 million. This error did not have an impact on Consolidated Stockholders’ Equity.

Reinsurance Contract Realized Gains – One of the Company’s insurance subsidiaries, American Founders Life Insurance Company (“AFLIC”), entered into a reinsurance contract with a third party effective October 1, 2002. Under the terms of that agreement, AFLIC ceded the investment results, including realized gains and losses, on part of its investment portfolio to the third party reinsurer. Upon the termination of this contract, it was determined that certain realized investment gains and losses had been recorded as income in full by AFLIC instead of reflecting a portion of these gains as being due to the third party reinsurer, as required by the reinsurance contract. As such, the Company overstated its Consolidated Stockholders’ Equity by $480 thousand as of December 31, 2003. The impact to Consolidated Stockholders’ Equity is net of a deferred tax benefit of $259 thousand as of December 31, 2003.

Ceded Reinsurance Adjustment - As part of our review of our ceded reinsurance process, the Company identified approximately $3.8 million of ceded reinsurance assets that should have been charged to expense in the Consolidated Statements of Operations in periods prior to December 31, 2000. The identified errors consisted of the following: (1) $1.5 million of reinsurance recoverables related to the failure to properly record ceded premiums related to various reinsurance agreements in the late 1990’s, (2) $1.3 million of reinsurance recoverables related to the failure to properly expense certain unearned premiums related to the cancellation of a reinsurance contract prior to 2000, and (3) $1.0 million related to several smaller reinsurance balances that were generated prior to 2001 and which appear to not have been recoverable at that date. In 2003, the $1.3 million deferred tax asset was offset by an adjustment to the Company’s deferred tax asset valuation allowance that was originally recorded in 2003. Due to these errors, the Company overstated its Consolidated Stockholders’ Equity by $3.8 million as of December 31, 2003.

Life Insurance Reinsurance Adjustments – For the year ended December 31, 2003 the Company identified errors in the recording of ceded losses to certain external reinsurers of AFLIC. Specifically, we identified that the Company had erroneously ceded too many losses to these reinsurers. As a result, the Company’s reinsurance balances receivable was overstated by $213 thousand as of December 31, 2003. In recording the correction of these errors, the Company also recorded a $73 thousand reduction of deferred income taxes to reflect the tax impact of the errors. The net impact of these errors reduced Consolidated Stockholders’ Equity by $139 thousand as of December 31, 2003.

In addition, the Company identified that certain of AFLIC’s assumed and ceded reinsurance agreements were erroneously reflected on a net basis in the previously issued Consolidated Balance Sheet. The correction of this error as of December 31, 2003 increased reinsurance balances receivable by $70.1 million, increased policy liabilities by $10.4 million and increased reinsurance balances payable by $59.7 million. This error did not have an impact on Consolidated Stockholders’ Equity as of December 31, 2003.

The items mentioned above impacted specific line items in the December 31, 2003 Consolidated Balance Sheet as follows (in thousands):

2003	Correction of Misclassifications	Consolidation Differences	Other Differences	Reinsurance Contract Realized Gains	Ceded Reinsurance Adjustment	Life Insurance Reinsurance Adjustments	Total
Other invested assets	$—	$(5,342)	$—	$—	$—	$—	$(5,342)
Cash	—	—	9,501	—	—	—	9,501
Premiums in course of collection	85	590	—	—	—	—	675
Reinsurance balances receivable	—	(5,309)	(145)	—	—	69,859	64,405
Goodwill	—	—	(3,251)	—	—	—	(3,251)
Other assets	2,349	—	—	—	—	—	2,349
Policy liabilities	—	—	—	—	—	(10,422)	(10,422)
Loss and loss adjustment expenses	(119)	1,192	123	—	—	—	1,196
Unearned premiums	—	328	280	—	—	—	608
Reinsurance balances payable	—	(1,383)		—	(3,771)	(59,649)	(64,803)
Deferred income taxes	—		3,251	259	—	73	3,583
Other liabilities	(2,315)	2,493	(9,501)	(739)	—	—	(10,062)

Stockholders’ equity	$—	$(7,431)	$258	$(480)	$(3,771)	$(139)	$(11,563)

Restatement of Previously Issued Financial Statements (continued)

The following table presents the impact of the aforementioned adjustments on our Consolidated Balance Sheet at December 31, 2003.

CONSOLIDATED BALANCE SHEET

December 31, 2003

(amounts in thousands)

	As Previously Reported	Adjustments	As Restated
Assets:
Fixed maturities available for sale - at fair value (cost: $674,623)	$692,260	$—	$692,260
Fixed maturities - trading	161,348	—	161,348
Equity securities—at fair value: (cost: $28,454)	29,937	—	29,937
Mortgage loans	9,089	—	9,089
Policy loans	57,209	—	57,209
Short-term investments	6,146	—	6,146
Other invested assets	30,083	(5,342)	24,741

Total investments	986,072	(5,342)	980,730
Cash	92,376	9,501	101,877
Accrued investment income	11,012	—	11,012
Premiums in course of collection (net of allowances for losses of $ 383)	116,345	675	117,020
Reinsurance balances receivable	423,751	64,405	488,156
Reinsurance recoverable on paid losses	46,484	—	46,484
Deferred policy acquisition costs	51,537	—	51,537
Property and equipment	21,070	—	21,070
Goodwill	133,448	(3,251)	130,197
Other intangible assets	16,315	—	16,315
Other assets	14,004	2,349	16,353

Total assets	$1,912,414	$68,337	$1,980,751

Liabilities:
Policy liabilities	$668,298	$10,422	$678,720
Losses and loss adjustment expenses	355,555	(1,196)	354,359
Unearned premiums	329,773	(608)	329,165
Federal Home Loan Bank advances	158,811	—	158,811
Reinsurance balances payable	55,938	64,803	120,741
Deferred income taxes	8,893	(3,583)	5,310
Line of credit	30,000	—	30,000
Long term debt	75,932	—	75,932
Other liabilities	117,616	10,062	127,678

Total liabilities	1,800,816	79,900	1,880,716

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued:	—	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, shares issued: 38,545,788	385	—	385
Additional paid-in capital	245,410	—	245,410
Accumulated other comprehensive income, (net of deferred tax expense of $9,096)	11,983	(1,861)	10,122
Accumulated deficit	(121,773)	(9,702)	(131,475)
Treasury stock (2,479,977 shares at cost)	(18,263)	—	(18,263)
Restricted stock	(6,144)	—	(6,144)

Total stockholders’ equity	111,598	(11,563)	100,035

Total liabilities and stockholders’ equity	$1,912,414	$68,337	$1,980,751

Restatement of Previously Issued Financial Statements (continued)

The following table presents the impact of the aforementioned adjustments on our Consolidated Statement of Operations for the three month period ended September 30, 2003.

CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended September 30, 2003

(amounts in thousands except per share data)

	As Previously Reported *	Adjustments	As Restated
Revenues:
Net premiums written	$84,278	$48	$84,326
Change in unearned premiums	43,023	—	43,023

Net premiums earned	127,301	48	127,349
Policy fees	9,832	—	9,832
Agency fees and commissions	9,867	—	9,867
Net investment income	10,047	(556)	9,491
Realized (losses)	(74)	(54)	(128)
Other	1,900	—	1,900

Total revenues	158,873	(562)	158,311
Expenses:
Policyholder benefits	5,250	110	5,360
Losses and loss adjustment expenses incurred	80,244	—	80,244
Policy acquisition expenses	21,961	285	22,246
Operating expenses	37,705	(1,006)	36,699
Interest on debt	3,283	—	3,283
Deferrable capital distributions	478	—	478

Total expenses	148,921	(611)	148,310

Income (loss) from continuing operations before income taxes, minority interest and deferrable capital securities distributions	9,952	49	10,001
Income tax expense (benefit)	3,483	30	3,513
Minority interest, net of tax	114	—	114
Deferrable capital security distributions, net of tax	—	—	—

Income from continuing operations	6,355	19	6,374
Loss from discontinued operations, net of tax	(2,011)	—	(2,011)

Income before cumulative effect of change in accounting principle	4,344	19	4,363
Cumulative effect of change in accounting principle, net of tax	—	—	—

Net income	$4,344	$19	$4,363

Net income from continuing operations per share - Basic	$0.18	$—	$0.18

Net income available to common shareholders per share - Basic	$0.12	$—	$0.12

Net income from continuing operations per share - Diluted	$0.18	$—	$0.18

Net income available to common shareholders per share - Diluted	$0.12	$—	$0.12

*	Amounts reflect balances reported in the 2003 Annual Report.

Restatement of Previously Issued Financial Statements (continued)

The following table presents the impact of the aforementioned adjustments on our Consolidated Statement of Operations for the nine month period ended September 30, 2003.

CONSOLIDATED STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2003

(amounts in thousands except per share data)

	As Previously Reported *	Adjustments	As Restated
Revenues:
Net premiums written	$345,092	$1,280	$346,372
Change in unearned premiums	23,162	187	23,349

Net premiums earned	368,254	1,467	369,721
Policy fees	26,543	—	26,543
Agency fees and commissions	35,617	—	35,617
Net investment income	31,533	(1,819)	29,714
Realized gains (losses)	5,545	(527)	5,018
Other	5,556	—	5,556

Total revenues	473,048	(879)	472,169
Expenses:
Policyholder benefits	15,554	257	15,811
Losses and loss adjustment expenses incurred	253,339	—	253,339
Policy acquisition expenses	71,756	744	72,500
Operating expenses	110,183	(2,782)	107,401
Interest on debt	9,594	—	9,594
Deferrable capital distributions	478	—	478

Total expenses	460,904	(1,781)	459,123

Income from continuing operations before income taxes, minority interest and deferrable capital securities distributions	12,144	902	13,046
Income tax expense	4,251	186	4,437
Minority interest, net of tax	493	—	493
Deferrable capital security distributions, net of tax	622	—	622

Income from continuing operations	6,778	716	7,494
Loss from discontinued operations, net of tax	(10,361)	(488)	(10,849)

(Loss) income before cumulative effect of change in accounting principle	(3,583)	228	(3,355)
Cumulative effect of change in accounting principle, net of tax	—	—	—

Net (loss) income	$(3,583)	$228	$(3,355)

Net income (loss) from continuing operations per share - Basic	$0.19	$0.02	$0.21

Net income (loss) available to common shareholders per share - Basic	$(0.10)	$—	$(0.10)

Net income (loss) from continuing operations per share - Diluted	$0.19	$0.02	$0.21

Net income (loss) available to common shareholders per share - Diluted	$(0.10)	$—	$(0.10)

*	Amounts reflect balances reported in the 2003 Annual Report.

The following table presents selected consolidated statements of cash flows information for the Company showing previously reported and restated cash flows, adjusted for the effects of the errors mentioned above, for the nine months ended September 30, 2003 (in thousands):

	As Previously Reported	As Restated
Net cash used in operating activities	(1,075)	(20,164)
Net cash used in investing activities	(57,421)	(46,072)
Net cash used in financing activities	(16,778)	(4,197)

Decrease in cash and cash equivalents	(75,274)	(70,433)
Cash and cash equivalents at beginning of year	140,593	161,327

Cash and cash equivalents at end of year	65,319	90,894

Changes to the reported consolidated balance sheets as of December 31, 2002 and September 30, 2003 resulting from various consolidation and other errors also resulted in changes to the activity reflected in the consolidated statement of cash flows for the nine months ended September 30, 2004. The most significant of these relates to the change in consolidated cash as of September 30, 2003 due to the Company’s aggregate cash overdraft balance.

Note C – Liquidity

The Company has experienced substantial losses over the past four years. Through December 31, 2004, aggregate losses from continuing operations during this period, including catastrophe, intangible impairment and arbitration losses, were $210.6 million. In addition, losses from discontinued operations totaled $101.4 million during this period. The combination of these losses has resulted in a significant deterioration in the Company’s financial condition. As of December 31, 2004, the Company had a consolidated stockholders’ deficit of $45.8 million.

These losses have also negatively impacted the financial condition of the Company’s lead insurance company, Vesta Fire. As of December 31, 2004, Vesta Fire’s statutory surplus was $50.4 million, which was below “Company Action Level” as defined by the National Association of Insurance Commissioners (“NAIC”). Approximately $40.3 million of Vesta Fire’s surplus is Vesta Fire’s investment in bonds issued by our holding company. Vesta Fire’s ability to fund its future operations and meet future claims liabilities is largely dependent upon the Company’s ability to repay these bonds. The Company did not have the liquid assets available to repay the $40.3 million of bonds held by Vesta Fire as of December 31, 2004. If these bonds were unable to be repaid, it could result in regulatory action by various departments of insurance, including placing the insurance subsidiaries under supervision.

Furthermore, as described in more detail in Note M, the Company is currently in default on certain covenants related to the timely filing of financial statements on its publicly traded 8.75% Senior Debentures (the Debentures) and 8.525% Deferred Capital Securities (the Capital Securities). The total amount of this debt outstanding as of December 31, 2004 was $75.9 million. While the Company has not received notice of an event of default from its bondholders or trustee, this default could lead to the acceleration of future debt payments.

If notice of default were delivered to the Company on the Debentures or the Capital Securities, or both, the Company does not have the funds necessary to repay these obligations. The Company would have to pursue alternative financing, asset sales or capital raising activities. There can be no assurances that the Company could raise the necessary cash to pay the Debentures and/or Capital Securities or that it could on terms acceptable to the Company.

In response to Vesta Fire’s financial condition as of December 31, 2005, A.M. Best announced in March of 2006 that Vesta Fire’s financial strength rating would be lowered to “C + +”, or “Marginal” as defined by A.M. Best. Management believes that this rating, if maintained, will greatly erode our current premium writing levels and will negatively affect the Company’s ability to service its debt obligations. Thus, no assurances can be given that the Company’s premium levels and resulting cash flows will be sufficient to meet the Company’s obligations.

In addition to the potential deterioration of the Company’s premium volumes resulting from the A.M. Best financial strength rating downgrade, the Company is experiencing increased scrutiny from its various state regulators. Specifically, these state regulators have expressed concerns over the financial condition and operating performance of the Company’s insurance subsidiaries.

Accordingly, the Company, in consultation with its financial advisors, is pursuing several possible transactions to address the Company’s current financial condition. Possible transactions being considered by the Company include the following:

•	Renewal rights transactions – The Company is considering possible renewal rights transactions that would allow the Company to reduce the level of writings in certain product lines. Specifically, the Company is considering a renewal rights agreement for its standard automobile policies in West Virginia. The Company’s standard automobile policies in West Virginia, which represents approximately $20 million of annual written premiums, were excluded from the July, 2005 renewal rights transaction with Donegal. The possible consummation of this transaction would complete the Company’s exit of the multi-line market and would further reduce the Company’s overall premium writing levels.

The Company is also evaluating possible renewal rights transactions involving certain states/regions in our homeowners portfolio.

•	Raising capital - The Company is pursuing possible capital raising initiatives in the private sector geared towards improving our overall financial condition. The evaluation of these possible transactions is in the preliminary stages.

•	Asset dispositions - The Company is also evaluating possible asset dispositions, including the possible sale of certain subsidiary insurance companies. As with the possible capital raising initiatives, the Company is in the preliminary phase of analyzing which asset groups or subsidiary companies would allow the Company to maximize the increase in statutory surplus and/or reduction of written premium levels.

•	Expense reductions – In 2004, the Company began implementing certain operational consolidation initiatives aimed at reducing policy maintenance and claims adjustment costs. While these consolidation initiatives continue to be implemented, the Company is also reviewing other expense reduction initiatives, including, but not limited to, the delaying of certain information technology initiatives and facility cost reductions.

Despite the Company’s current financial condition and the consideration of certain transactions which could reduce the Company’s current premium volumes in certain states/regions, the Company continues to pursue its current business strategy of being a provider of homeowners insurance in capacity constrained states/regions. Management continues to believe that the Company is well positioned in certain capacity constrained markets to take advantage of market conditions. However, the success of pursuing this strategy is largely dependent upon improving our financial condition and our financial strength rating. In the event we are unable to improve our financial condition and our financial strength rating, we anticipate significant deterioration in our premium volume at a rate which is expected to exceed our ability to reduce expenses. Accordingly, we may not be able to achieve future profitability.

In addition, the Company’s on-going segments remain exposed to various external factors such as further catastrophic weather events, regulatory oversight, and continued access to affordable reinsurance and competition from other insurance companies. Such factors could have a material adverse impact on our financial condition and could impact our current financial ratings and greatly hamper the Company’s ability to obtain an improved rating.

Furthermore, in regards to the aforementioned increased regulatory scrutiny, various state regulators have informed the Company that the failure of the Company to secure an improved financial condition could likely result in adverse regulatory action, including but not limited to regulatory supervision of the applicable insurance subsidiaries. Regulatory supervision of the insurance subsidiaries would likely have a material adverse impact on the Company’s premium volumes as well as its ability to secure reinsurance. Such an occurrence would result in a significant decrease in the Company’s cash flows and would negatively impact the Company’s ability to meet its contractual obligation, including the repayment of the inter-company bonds held by Vesta Fire, the Debentures and the Capital Securities.

Finally, the sources of cash available to our holding company to pay holding company expenses, including principal and interest on outstanding indebtedness, are dividends paid by our management company subsidiary, J. Gordon Gaines, Inc., and its subsidiaries. These management companies earn management fees and attorney in fact fees paid by our insurance company subsidiaries, which are largely dependent on the amount of premium written by those companies. A significant deterioration in premium volumes could lead to inadequate cash available to our holding company to fund all of its obligations. For further information concerning our holding company obligations and sources of funds available, please refer to “MD&A - Liquidity and Capital Resources” included in this report.

Note D—Commitments and Contingent Liabilities

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

On March 1, 2004 the NRMA panel ruled in favor of NRMA and as a result, the Company incurred a charge of $33.5 million to its 2003 fourth quarter earnings. While the NRMA ruling did not set a binding precedent regarding Vesta’s other arbitrations and while there are distinct facts and circumstances underlying and affecting our billing disputes with the other participants, for financial reporting purposes, the Company incurred a charge to its recoverable from the other treaty participants of $30.1 million in the fourth quarter of 2003 to record the recoverable at the Company’s best estimate of realizable value. On March 4, 2004, Vesta filed a motion to vacate this arbitration award in the United States District Court for the Northern District of Alabama, Southern Division. The grounds for this motion was the evident partiality of the neutral umpire. On May 5, 2004, the court issued an order granting Vesta’s request for limited discovery and set an evidentiary hearing on Vesta’s motion to vacate the arbitration award for August 25, 2004. During the second quarter of 2004, this matter was settled by the parties for a payment of $25 million by Vesta to NRMA. As a result of the settlement, the Company recorded a reduction to litigation and billing dispute settlements of $3.8 million in the second quarter of 2004. Vesta made such payment in July of 2004 and cancelled the letters of credit of $29.8 million related to the NRMA arbitration.

During the third quarter of 2004, Dorinco’s portion of this billing dispute was settled by the parties for an agreed payment of $12 million by Dorinco to Vesta. As a result of the settlement, the Company recorded a reduction to litigation and billing dispute settlements, the line item in which the original charge was classified, to reflect a decrease of $3.1 million in the necessary valuation allowance as of September 30, 2004. Vesta received such payment in October of 2004.

The hearing on the merits of the arbitration with Alfa was scheduled for May, 2003, however on April 21, 2003, Alfa filed a lawsuit against Vesta Fire in the state court in Montgomery, Alabama seeking a declaration from the court on certain procedural and organizational matters and requesting that the court stay the arbitration proceedings during the pendency of the litigation in state court in Alabama. On April 24, 2003, the court issued a temporary restraining order staying the proceedings in the on-going arbitration in order to maintain the status quo until the merits of Alfa’s petition could be heard and determined. After the hearing in the Circuit Court of Montgomery County on December 8 and 9, 2003, the court decided the procedural and organizational matters partially in favor of the Company and partially for Alfa. The hearing was rescheduled for the weeks of March 7th and March 14th, 2005. However, on February 25, 2005, the dispute was settled by the parties for a payment of $4.1 million to Alfa. As a result of the settlement, the Company recorded a $5.6 million favorable change in the previously recorded liability in the third quarter of 2004.

Muhl vs. Vesta is a case in the Supreme Court of the State of New York, County of New York, brought by the Liquidator of Midland Insurance Company (“Midland”), claiming recoveries under two alleged retrocession agreements (Pool I and Pool III) between Midland and Interstate Fire Insurance Company, Vesta’s predecessor in interest. The plaintiff is seeking approximately $22.0 million in damages comprised of approximately $16.0 million of claims and approximately $6.0 million of interest on paid claims. During the third quarter of 2004, the court ruled that the case would be bifurcated with separate trials on Pool I and Pool III. The trial on the issue of the existence, terms and conditions of Pool III commenced on November 1, 2004. On November 8, 2004 a verdict was reached in favor of the plaintiff that Pool III does exist. At the request of the plaintiff, we agreed to enter mediation to attempt to resolve the issues of breach of contract and damages.

Based on the ruling on the existence of Pool III, the agreement of the parties to enter formal mediation and advice of outside counsel, the Company originally recorded a loss of $14.5 million in the third quarter of 2004. While settlement was not reached at the mediation, the parties settled the case on December 8, 2004 by Vesta agreeing to pay $16.5 million to Midland Insurance Company to fully settle Pool I and III. It was agreed that the payment would be made on the later of 45 days from December 8, 2004 or 15 days after the settlement is approved by the court hearing jurisdiction of the liquidation of Midland. Court approval was received on February 23, 2005 and the payment was made on March 10, 2005. The $16.5 million settlement, net of $2.0 million of reinsurance, is reflected as a loss from discontinued operations in the third quarter of 2004.

Vesta vs. New Cap Re is an arbitration against an Australian reinsurer, to collect reinsurance recoverables pursuant to two accident year excess of loss ratio reinsurance agreements. In the arbitration, New Cap Re challenged Vesta’s earlier draw on a Letter of Credit for $7.5 million, which was held in connection with one of the two contracts. Shortly after the arbitration commenced, New Cap Re became the subject of insolvency proceedings in Australia and an ancillary proceeding in the U.S. Bankruptcy Court in New York. The Bankruptcy Court stayed all pending litigation and arbitration against New Cap Re, and we appealed that ruling to the Southern District of New York, and ultimately to the U.S. Court of Appeals for the Second Circuit, which affirmed the Bankruptcy Court’s stay of the arbitration against New Cap Re. Hence, our efforts to recover losses of approximately $12.5 million as well as New Cap Re’s efforts to challenge the earlier draw on the $7.5 million Letter of Credit by us are stayed and the Company’s options may be limited to seeking adjudication of the dispute in Australia.

On September 5, 2002, New Cap Re served us with an Application pursuant to Section 588FF of the Australian Corporations Act seeking an order directing us to pay New Cap Re and its liquidator $1.3 million that Vesta allegedly received as an “unfair preference” and/or arising out of an “uncommercial transaction,” as those terms are defined by the Corporations Act. We filed a Notice of Appearance on October 31, 2002. The liquidator filed a Statement of Claim on August 13, 2003, and the Company filed its defense on December 18, 2003. Document discovery has commenced and is ongoing. Given the status of these proceedings, management believes no reserve is necessary related to the September 5, 2002 complaint. As of December 31, 2003, we had recorded a valuation allowance of approximately $9.9 million related to the $12.5 million of losses ceded to New Cap Re. Based on the updated information from the New Cap liquidator regarding the financial condition of New Cap, we increased the valuation allowance by $1.4 million in the third quarter of 2004 and reflected such charge as a component of operating expenses in our standard property and casualty segment.

Liberty National Life Insurance Company (“LNL”) vs. Vesta Fire was a breach of a contract and declaratory judgment action brought by LNL claiming recoveries for 7.5% of premiums collected, commissions paid to their agency force, and approximately $27 thousand in expenses incurred by LNL for conversion of the industrial fire business to in-house handling by Vesta Fire, under a marketing and administrative services agreement. The Court granted summary judgment in favor of LNL which was appealed by Vesta Fire. After the summary judgment was upheld by the appeals court, Vesta Fire paid the part of the judgment that stated a monetary amount. LNL filed an action to enforce the entire judgment and after a ruling adverse to Vesta Fire in that case the parties agreed to settle the case in the second quarter of 2005 by Vesta Fire agreeing to pay approximately $4.0 million to LNL. As a result of the settlement, the Company recorded a loss from discontinued operations of $3.6 million in the third quarter of 2004.

Vesta Fire vs. Employers Reinsurance Corporation (“ERC”) is an arbitration filed in July, 2005 by Vesta Fire against ERC for its failure to pay balances properly owed Vesta Fire pursuant to several Excess of Loss Reinsurance Agreements (“Reinsurance Agreements”). Vesta Fire is seeking recovery of approximately $2.0 million, plus costs and attorneys fees. ERC claims certain offset amounts under the terms of the 1999 acquisition of the management agreement for Vesta County Mutual Insurance Company (“Acquisition Agreement”), specifically under a Loss Portfolio Transfer (“LPT”) Agreement attached to the Acquisition Agreement. The Company contends the LPT Agreement is not a reinsurance agreement, so any offset against ERC’s reinsurance obligations is improper.

In August 2005, ERC notified Vesta Fire that it was demanding arbitration pursuant to the Loss Portfolio Transfer (“LPT”) agreement. ERC seeks a declaration that it is owed approximately $2.5 million. ERC is also seeking to consolidate its arbitration with the arbitration demanded by Vesta Fire under the Reinsurance Agreements. The Company is opposing consolidation of the two arbitrations and has filed a declaratory judgment action in Federal Court in Dallas, Texas, seeking an adjudication that the statute of limitations has expired on any claim ERC may have under the Acquisition Agreement or the LPT. At the organizational meeting of the arbitration panel on February 28, 2006, the panel ruled that it would bifurcate the arbitration, with phase one to resolve the threshold issue of whether the LPT is a reinsurance agreement that would support ERC’s claim for offset. Discovery has begun for that hearing which is currently scheduled for November 2006. Management recorded a realized loss of $1.2 million in connection with this arbitration in the third quarter of 2004 to reflect the uncertainty regarding this case.

Shelby Casualty Insurance Co., f/k/a/ Federal Kemper Insurance Company (“Shelby”) vs. Lumbermens is an arbitration against Lumbermens Mutual Insurance Company (“Lumbermens”), an affiliate of Kemper Insurance Co. (“Kemper”), to collect a reinsurance recoverable pursuant to Kemper Inter-Company Reinsurance Agreement No. 204 (“Agreement No. 204”). In July 2005, Shelby, a wholly owned subsidiary of Vesta, notified Lumbermens that it was demanding arbitration because of Lumbermens’ failure to pay balances of approximately $4.0 million owed under Agreement No. 204. In the arbitration, Shelby is seeking to recover 100% of all outstanding losses and loss adjustment expenses related to certain asbestos claims and losses, plus interest, costs and attorney fees. Lumbermens contends that the asbestos related claims are not covered under Agreement No. 204.

Management believes that all losses and expenses relating to these asbestos claims are properly ceded to Lumbermens pursuant to Agreement No. 204. Both parties have named their respective arbitors who have recently selected an umpire, and the organizational meeting is scheduled for June 1, 2006. Management established a $12.2 million valuation allowance related to balances due the Company from Lumbermens. Of the $12.2 million valuation allowance, approximately $2.0 million of this balance relates to the aforementioned arbitration. The remaining $10.2 million valuation allowance was recorded related to the deterioration of the financial condition of Lumbermens. The entirety of the $12.2 million valuation allowance was recorded in the third quarter of 2004 as a component of operating expenses in our standard property and casualty segment.

Insurance Ventures, Inc. (“IV”) vs. Vesta Fire Insurance Corporation, et al. is a lawsuit brought against Vesta Fire in Sacramento County, California for $20 million in damages. In late 2003, Vesta Fire conducted an audit of accounts of IV who, at the time, was a managing general agent of Vesta Fire. The audit discovered a premium deficiency of approximately $2.5 million. In January 2004, Vesta Fire sent written notice to IV suspending their authority to conduct business on behalf of Vesta Fire and demanding payment of approximately $2.5 million in missing policyholder premiums. IV responded by filing suit against Vesta Fire and two corporate officers asserting fraud, constructive trust, unjust enrichment, misrepresentation, negligence, breach of contract and accounting. Their lawsuit alleges that Vesta Fire knew that a downgrade of the financial strength rating of Vesta Fire by A.M. Best was imminent and that Vesta Fire concealed that knowledge at the time it signed a General Agency Agreement with IV. IV further contends that Vesta Fire intended to take IV’s book of business when it suspended its authority and continued to collect premiums from policyholders in the program. Management believes that IV’s lawsuit in state court is without merit, and is merely an attempt to divert attention from its own breaches of fiduciary duty and breaches of contract which are the subject of a federal lawsuit filed by Vesta as discussed below. Pre-trial motions in this case were heard during the week of May 15th, and the trial commenced on May 22nd. We expect the trial to continue into June of 2006.

In February 2004, Vesta Fire filed suit against IV and certain of its principals in the United States District Court for the Eastern District of California alleging fraud, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, mishandling of fiduciary funds, conversion and failure to account for commingled funds. Vesta Fire is seeking approximately $2.5 million in missing premiums, $1.3 million for losses on policies produced by IV without authority, plus punitive damages, attorney fees and costs. IV filed an answer and counterclaim alleging the same facts and circumstances that gave rise to its lawsuit against Vesta Fire in state court, discussed above. On February 9, 2006, the District Court granted Vesta’s motion for partial summary judgment, finding that IV had breached its fiduciary duties to Vesta in a number of respects and also breached its contract with Vesta in a number of respects. The remaining issues and damages are expected to be adjudicated at the trial of this case, which is scheduled to commence September 26, 2006.

Also, in March 2005, Vesta Fire filed a separate action against other involved parties in the IV related transactions seeking additional damages. On October 5, 2005, the Company reached a settlement with these parties collectively for a $2.0 million payment to the Company. The impact of this settlement will be recorded in the fourth quarter of 2005.

Richard V. Forrest vs. Hawaiian Insurance & Guaranty Company, Ltd., (“HIG”) et al. is a lawsuit brought against HIG for breach of implied covenant of good faith and fair dealing. The plaintiff obtained a default judgment in the amount of approximately $35 million against a person formerly insured by HIG, and the issue is whether the defaulting defendant was insured by HIG at the time of the accident that gave rise to the default judgment. On January 31, 2006, the Superior Court of California granted summary judgment in favor of HIG, ruling that the defaulting defendant was not insured by HIG on the date of the accident. Although the plaintiff has appealed this ruling, we believe the likelihood of success of such an appeal is remote. Any exposure (including costs of defense and judgments) HIG may have in this case is ceded to Affirmative Insurance Company (“Affirmative”) under a 100% quota share reinsurance agreement.

Indemnification Agreements and Liability Insurance

Pursuant to Delaware law and our by-laws, we are obligated to indemnify our current and former officers and directors for certain liabilities arising from their employment with or services to Vesta, provided that their conduct complied with certain requirements. Pursuant to these obligations, we have been advancing costs of defense and other expenses on behalf of certain current and former officers and directors, subject to an undertaking from such individuals to repay any amounts advanced in the event a court determines that they are not entitled to indemnification. During the year ended December 31, 2004 and 2003, funding of such expenses was less than $0.1 million per year.

Other

Our subsidiary, American Founders Financial Corporation (“AFFC”), is a defendant in a lawsuit in the United States Bankruptcy Court for the Southern District of Texas brought by the trustee of the bankruptcy estate of IFS Holdings, Inc. – the former holder of American Founders’ series A and C preferred stock – alleging that American Founders purchased its Series A and Series C preferred stock from IFS Holdings, Inc. for less than “reasonably equivalent value,” and, therefore, engaged in a voidable fraudulent transfer. The trustee’s lawsuit alleges damages equal to the difference between the “face value” of the preferred stock and the cash amounts paid therefore in certain redemption transactions, as well as other exemplary damages. American Founders believes that (i) the “face value” of the preferred stock in question bears little or no resemblance to its reasonable fair value, (ii) that the redemption transaction was for reasonably equivalent value; and (iii) that the allegations brought against it in this lawsuit are without merit. American Founders’ sale of its operating subsidiaries in September of 2005 did not relieve its potential exposure in this lawsuit.

Discovery is complete, and motions for summary judgment have been filed but not yet ruled upon. Trial may be set in June or July, 2006, depending on the court’s trial calendar. Based on its most recent amended complaint, plaintiff appears to be claiming damages in excess of $64 million, although plaintiff’s calculations appear to contain errors and duplication. AFFC is vigorously contesting the claims made by the plaintiff and does not believe plaintiff suffered any damages as a result of the transactions about which plaintiffs complain. To the contrary, AFFC contends that plaintiff received more than reasonably equivalent value for the preferred stock which was the subject of those transactions. In the opinion of management, the resolution of the lawsuit should not result in any award of damages to plaintiff. However, given the amount of damages claimed by plaintiff, an unfavorable finding by a jury in the trial of this case could result in an award of significant damages which could have a material adverse effect on our financial position, statement of operations and cash flows.

Vesta and two former officers of Vesta are defendants in a lawsuit styled James H. Cashion, Jr. d/b/a American Health Underwriters v. Vesta Insurance Group, Inc., et al. Plaintiff, a former general agent of our subsidiary States General Life Insurance Company, which we purchased in 2001 and disposed of in 2003, alleges that the defendants engaged in an actionable civil conspiracy to tortuously interfere with his agency contracts. The civil conspiracy claim is premised, in part, on certain payments made to these two former officers of Vesta by another agent who replaced Mr. Cashion. The plaintiff is seeking actual and punitive damages. Vesta denies tortuously interfering with plaintiff’s agency contract, believes the claims asserted against it have no merit, and is vigorously defending this lawsuit. The trial court denied the Company’s motion to compel arbitration, which decision was appealed to the Texas Supreme Court. The Texas Supreme Court recently ruled in the Company’s favor and has compelled arbitration. The plaintiffs have petitioned the Texas Supreme Court for reconsideration of their ruling. Discovery has been stayed pending resolution of this appeal. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on our financial position statement of operations or cash flows.

As discussed further in Note J, the Company transferred Affirmative Insurance Company and Insura Insurance Company to Affirmative effective December 31, 2003. In addition, the Company entered into a reinsurance agreement with these insurance companies to cede all of the non-standard automobile underwriting results effective December 31, 2003. However, the Company retained all losses and loss adjustment expenses incurred prior to December 31, 2003.

During 2006, the management of Affirmative notified the Company that they believed that a balance of $7.2 million was owed to Affirmative by the Company. Affirmative noted that they believed that this balance stemmed from amounts owed by the Company from the original transfer of Affirmative Insurance Company and Insura Insurance Company to Affirmative at December 31, 2003. The Company has a liability of $14.5 million recorded as of December 31, 2004 and believes that this amount is accurate based on premiums, losses, and commissions ceded to and from Affirmative and cash payments to and from Affirmative. The Company believes that the information provided from both Affirmative and third-party managing general agents, as well as the payments made to and received from Affirmative, provides the Company with adequate documentation as to the validity of our recorded balances with Affirmative as of December 31, 2004.

Vesta Fire Insurance Corporation contends that Robert Moreno, an individual doing business as Robert Moreno Insurance Services (“RMIS”), a general agency in California producing nonstandard automobile business, owes Vesta Fire approximately $1.7 million under the terms of the general agency agreement between Vesta Fire and RMIS. RMIS claims that a contingent commission payment is due them in the amount of $486,606 pursuant the terms of the general agency agreement. On February 17, 2006 RMIS filed a lawsuit against Vesta Fire and California Select Insurance Agency, Inc. wherein, RMIS alleges several causes of action including, breach of the oral contract, fraud and/or negligent misrepresentation, breach of contract, misappropriation of trade secrets, and for a declaratory judgment that RMIS’s claims are not subject to an arbitration agreement with Vesta Fire and that RMIS should be compensated according to the terms of the original general agency agreement. RMIS claims damages in excess of $30 million.

Since this lawsuit has just recently been filed, there has been no discovery taken and no final evaluation can be made as to the merits of the plaintiff’s claims. However, based on its knowledge of the facts, Management does not believe there is any merit to the plaintiff’s contentions. Vesta Fire intends to vigorously contest the claims by RMIS and does not believe RMIS suffered any damages as a result of the actions about which RMIS claims.

On February 10 2006, the Company’s board of directors replaced Norman W. Gayle, III as President and CEO. Mr. Gayle, who continues to be a director and employee of the Company, has notified the Company that he may proceed with a claim that his employment has been terminated by the Company without cause and that he is entitled to certain compensation and benefits under his employment agreement. No litigation has been yet filed.

Vesta, through its subsidiaries, is routinely a party to pending or other threatened legal proceedings and arbitration relating to the regular conduct of its insurance business. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other specified relief. Based upon information presently available, and in light of legal and other defenses available to Vesta and its subsidiaries, management does not consider liability from any threatened or pending litigation regarding routine matters to be material.

Inter-company obligations

Our holding company owes contractual obligations to certain of our subsidiaries that are eliminated in consolidation of our financial statements. As of December 31, 2004, our insurance company subsidiaries held $13.2 million face amount of our 8.75% Senior Debentures due 2025 and $44.1 million face amount of our 12.5% Senior Notes due in December of 2005. Our holding company paid these subsidiaries approximately $6.8 million in interest payments in 2004, 2003 and 2002 which was eliminated in consolidation.

Effective February 28, 2005, our wholly owned subsidiary, Vesta Fire Insurance Corporation, which is the holder of 100% of our 12.5% Senior Notes due December 2005, principal amount $44.1 million, agreed to an amendment to the indenture governing such notes for the purposes of (i) extending the maturity date to December 2008 and (ii) decreasing the interest rate on such notes from 12.5% to 8% per annum. The Supplemental Indenture reflecting these modifications, which has been approved by the California and Illinois Insurance Departments, was attached to a current report on Form 8-K filed March 2, 2005. In connection with this amendment, we paid $5.2 million principal amount of such notes by transferring to Vesta Fire approximately 305 thousand shares of the common stock of Affirmative Insurance Holdings, Inc. held by us at the holding company level. As a result of these transactions, Vesta Fire holds $38.9 million principal amount of the registrant’s 8% notes due December 2008, and approximately 4.2 million shares, or approximately, 24.8%, of Affirmative Insurance Holdings, Inc.’s outstanding common stock as of February 28, 2005. In addition, our holding company made a $5.0 million principal payment in December of 2005 related to these bonds.

The holding company is dependent on dividends from Select Insurance Services, Inc., Florida Select Insurance Agency, Inc. and J. Gordon Gaines to pay the annual interest on its debt obligations and ultimately the principal amounts due. The source of these dividends is from the future operations of Florida Select and Texas Select Lloyds and ultimately from Vesta Fire as a result of the reinsurance agreements between the companies. At current premium levels, we believe that the cash flows available to be dividended in the future will be sufficient to pay the interest and principal on these obligations. However, with the Company’s A.M. Best financial strength rating being downgraded in 2006, no assurances can be given that the Company’s premium levels and resulting cash flows will be sufficient to repay the debt. Failure to repay these inter-company obligations could have a material adverse affect on the statutory capital of our subsidiaries.

Credit Facilities

Effective September 30, 2004, we amended our existing $30 million revolving credit arrangement with First Commercial Bank of Birmingham, Alabama (“First Commercial”). The amended revolving credit agreement is collateralized by a pledge of 2.5 million shares of our holding company’s ownership in the common stock of Affirmative Insurance Holdings, Inc. In addition, Vesta is required to maintain a loan to collateral ratio of 80% throughout the term of the agreement. The facility will continue to bear interest at First Commercial’s prime rate and will mature no earlier than June 30, 2006. As of September 30, 2004, we had drawn the entire $30 million available under the credit facility. The Company was in violation of certain covenants associated with the revolving credit facility as of September 30, 2004.

In conjunction with the sale of our remaining stake in Affirmative in the third quarter of 2005, the Company fully repaid and terminated the revolving credit agreement. Proceeds from the sale of our remaining stake in Affirmative in the third quarter of 2005 were used to repay the outstanding balance on the revolving line of credit. The credit agreement was terminated on August 31, 2005.

Note E—Segment Information

We report financial results according to business segments, which are distinguished by their product offerings or business activities. The accounting policies of the operating segments are described in Note A to the Company’s restated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2004. Segment pre-tax income is income from continuing operations before income taxes, minority interest and deferrable capital securities distributions. Premiums, policy fees, other income, loss and benefit expenses, operating expenses and policy acquisition expenses are attributed directly to each operating segment. Net investment income and interest expense are allocated only to those segments for which such amounts are considered an integral part of the financial results for that segment.

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

Non-standard agency and underwriting segments

As discussed in more detail in Note G, we consummated an initial public offering of Affirmative Insurance Holdings, Inc. (“Affirmative”), our non-standard underwriting and non-standard agency holding company during the third quarter of 2004. Based on this transaction and our post-IPO ownership of Affirmative, we will no longer consolidate the operating results of the non-standard underwriting and agency operations. Rather, our remaining ownership in Affirmative is accounted for under the equity method. As such, beginning in the third quarter of 2004, our pro-rata share of the net income of Affirmative is reflected as “Equity in net earnings of investee, net of tax” on the accompanying Consolidated Statement of Operations. The historical results of our non-standard agency and underwriting segments will remain unchanged.

Life insurance segment

We provide a variety of life insurance products through American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. At September 30, 2004, American Founders had in force approximately $2.0 billion (face value) of life and annuity products. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products through independent agents located throughout the U.S.

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

A summary of segment results for the three months ended September 30, 2004 and 2003 is as follows (in thousands):

2004	Standard Property- Casualty	Life Insurance	Corporate and Other	Total
Revenues:
Premiums earned	$54,211	$1,811	$—	$56,022
Net investment income	—	6,713	2,321	9,034
Policy fees	3,442	641	—	4,083
Realized gains (losses)	—	(383)	(5,441)	(5,824)
Gain on sale of subsidiary	—	—	11,209	11,209
Other	146	433	—	579

Total revenues	57,799	9,215	8,089	75,103

Expenses:
Loss, LAE and policyholder benefits	104,914	5,480	—	110,394
Policy acquisition costs	12,293	(357)	—	11,936
Litigation and billing dispute settlements	—	—	(8,691)	(8,691)
Impairment of goodwill and other intangible assets	59,153			59,153
Operating expenses	31,350	1,695	1,770	34,815
Interest on debt		1,342	1,370	2,712
Deferrable Capital Security distributions	—		432	432

Total expenses	207,710	8,160	(5,119)	210,751

Pre-tax income (loss) from continuing operations	$(149,911)	$1,055	$13,208	$(135,648)

Operating segment assets:
Investments and other assets	$491,751	$858,131	$369,416
Deferred acquisition costs	16,976	29,907	—
Goodwill and other intangibles	—	7,510	—

	$508,727	$895,548	$369,416

2003	Standard Property- Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate and Other	Eliminations	Total
			(in thousands)
Revenues:
Premiums earned	$81,957	$2,049	$43,343	$—	$—	$—	$127,349
Agency fees and commissions	—	—	—	34,972	—	(25,105)	9,867
Net investment income	—	6,259	—	—	3,232	—	9,491
Policy fees	3,520	565	5,747	—	—	—	9,832
Realized gains (losses)	—	782	—	—	(910)	—	(128)
Other	58	844	667	—	331	—	1,900

Total revenues	85,535	10,499	49,757	34,972	2,653	(25,105)	$158,311

Expenses:
Loss, LAE and policyholder benefits	50,423	5,360	29,821	—	—	—	85,604
Policy acquisition costs	18,415	286	12,679	—	—	(9,134)	22,246
Operating expenses	10,918	2,112	4,962	31,080	3,598	(15,971)	36,699
Interest on debt	—	1,385	—	229	1,669	—	3,283
Deferrable Capital Security distributions	—	—	—	—	478	—	478

Total expenses	79,756	9,143	47,462	31,309	5,745	(25,105)	148,310

Pre-tax income (loss)	$5,779	$1,356	$2,295	$3,663	$(3,092)	$—	$10,001

Operating segment assets:
Investments and other assets	$295,271	$866,990	$159,796	$26,532	$431,040
Deferred acquisition costs	27,618	20,395	13,670	—	—
Goodwill and other intangibles	60,077	7,510	—	77,075	—

	$382,966	$894,895	$173,466	$103,607	$431,040

A summary of segment results for the nine months ended September 30, 2004 and 2003 is as follows (in thousands):

2004	Standard Property- Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate and Other	Eliminations	Total
Revenues:
Premiums earned	$173,423	$6,002	$130,606				$310,031
Agency fees and commissions	—	—	—	$82,505		$(49,068)	33,437
Net investment income	—	19,593	—	—	$7,426	—	27,019
Policy fees	7,705	1,979	12,166	—	—	—	21,850
Realized gains (losses)	—	1,228	—	—	(4,572)	—	(3,344)
Gain on sale of subsidiary	—	—	—	—	11,209	—	11,209
Other	523	1,397	358	—	—	—	2,278

Total revenues	181,651	30,199	143,130	82,505	14,063	(49,068)	$402,480

Expenses:
Loss, LAE and policyholder benefits	189,436	16,904	90,423	—	—	—	296,763
Policy acquisition costs	19,943	(138)	35,523	—	—	(7,998)	47,330
Litigation and billing dispute settlements	—	—	—	—	(12,537)	—	(12,537)
Impairment of goodwill and other intangible assets	59,153						59,153
Operating expenses	53,286	5,100	11,120	68,331	9,963	(41,070)	106,730
Interest on debt	—	3,904	—	383	4,281	—	8,568
Deferred Capital Security distributions	—	—	—	—	1,295	—	1,295

Total expenses	321,818	25,770	137,066	68,714	3,002	(49,068)	507,302

Pre-tax income (loss) from continuing operations	$(140,167)	$4,429	$6,064	$13,791	$11,061	—	$(104,822)

2003	Standard Property- Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate and Other	Eliminations	Total
Revenues:
Premiums earned	$239,136	$6,776	$123,809				$369,721
Agency fees and commissions	—	—	—	$107,830		$(72,213)	35,617
Net investment income	—	20,009	—	—	$9,705	—	29,714
Policy fees	8,474	1,690	16,379	—	—	—	26,543
Realized gains (losses)	—	576	—	—	4,442	—	5,018
Other	464	2,205	2,352	—	535	—	5,556

Total revenues	248,074	31,256	142,540	107,830	14,682	(72,213)	$472,169

Expenses:
Loss, LAE and policyholder benefits	168,414	15,811	84,925	—	—	—	269,150
Policy acquisition costs	55,287	695	36,074	—	—	(19,556)	72,500
Operating expenses	33,136	5,948	13,890	95,191	11,893	(52,657)	107,401
Interest on debt		4,274		561	4,759		9,594
Deferred Capital Security distributions	—	—	—	—	478	—	478

Total expenses	256,837	26,728	134,889	95,752	17,130	(72,213)	459,123

Pre-tax income (loss) from continuing operations	$(8,763)	$4,528	$7,651	$12,078	$(2,448)	—	$13,046

Note F—Stock & Debt Transactions

During the 4th quarter of 2003, we redeemed $2.2 million face amount of Deferrable Capital Securities in exchange for approximately 402 thousand shares of common stock resulting in a gain of $.6 million.

In April of 2005, we redeemed $5.0 million face amount of Deferrable Capital Securities in exchange for approximately 1.0 million shares of common stock. As a result of the early redemption, we will record a gain of approximately $1.5 million in the second quarter of 2005.

Note G—Acquisitions and Dispositions

Effective July 9, 2004, the initial public offering of 8.2 million shares of Affirmative Insurance Holdings, Inc. (“Affirmative”), the Company’s non-standard auto holding company, was consummated at a price of $14 per share. Of the shares sold, 4.4 million shares were newly issued shares offered by Affirmative while 3.8 million shares were offered by the Company. Additionally, on July 26, 2004 the underwriters of Affirmative’s initial public offering exercised in full the over-allotment option to purchase an additional 1.2 million shares of Affirmative common stock at a price of $14 per share. Of the shares sold in connection with the over-allotment, 663 thousand shares were newly issued shares offered by Affirmative while the Company offered 562 thousand shares.

The Company received total net proceeds from these transactions of approximately $55.4 million and retained 7.2 million shares, or approximately 42.9% of the outstanding shares of Affirmative. The Company recorded a third quarter gain in 2004 from these transactions of $11.2 million.

At September 30, 2004, Vesta’s retained ownership of Affirmative had a book value of $85.8 million and market value of $113.9 million, or $15.78 per share. The unrealized gain on the Company’s retained ownership of Affirmative is not reflected in the accompanying Consolidated Balance Sheet or Consolidated Statement of Operations, consistent with the Company’s application of the equity method of accounting and its retained Affirmative ownership. Additionally, the net intercompany balances between Vesta and Affirmative arising from reinsurance contracts, tax sharing agreements and other intercompany transactions was a payable to Affirmative of $3.4 million.

Summarized financial information regarding Affirmative as of and for the nine months ended September 30, 2004 was as follows (in thousands):

Total assets	$530,706

Total liabilities	$330,520

Total stockholders’ equity	$200,186

Total revenues	$211,964

Total expenses	$180,379

Net income	$18,740

In 2005, we sold our remaining stake in Affirmative in two separately negotiated transactions. First, Vesta Insurance Group, Inc. sold 2.0 million shares of Affirmative common stock to Affirmative for $14.00 per share on June 1, 2005. Vesta received $27.7 million in proceeds, net of closing costs. Vesta will report a gain of approximately $1.6 million in the second quarter of 2005 related to this transaction.

On August 30, 2005, we sold our remaining 5.2 million shares of Affirmative common stock to an unaffiliated third party. In this transaction, Vesta Insurance Group, Inc. sold approximately 1.3 million shares and Vesta Fire sold approximately 3.9 million shares. We received $77.5 million in proceeds, net of closing costs. Vesta will report a gain of approximately $4.5 million in the third quarter of 2005 related to this transaction.

Summarized below are the consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 on a pro forma basis as if the disposition of 57.1% of Affirmative had occurred as of December 31, 2002. The pro forma information is based on our consolidated restated results of operations for the three and nine months ended September 30, 2004 and 2003. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above (in thousands, except for share amounts):

	2004		2003
	3 month	9 month	3 month	9 month
Total Revenues	$63,894	$214,704	$98,687	$294,012

Income (loss) available to common shareholders	$(166,063)	$(162,797)	$2,230	$(10,525)

Income (loss) available to common shareholders - basic and diluted	$(4.68)	$(4.60)	$0.06	$(0.30)

The Company executed a definitive agreement on March 12, 2004 to sell American Founders Financial Corporation, our life insurance subsidiary, for a total purchase price of approximately $63.5 million, consisting of $25 million in cash at closing and a promissory note in the amount of approximately $38.5 million. The buyer failed to close the transaction as required by the terms of the contract, and we terminated the definitive agreement in the fourth quarter of 2004 due to a breach of the agreement by the purchaser.

On September 30, 2005, our wholly owned subsidiary, American Founders Financial Corporation, sold 100% of the stock of its subsidiary, Laurel Life Insurance Corporation for $55.8, net of closing costs, to Sagicor, USA, Inc. The sale of Laurel Life Insurance Company included all of Vesta’s insurance operations. Vesta will report a gain of approximately $4.5 million in the third quarter of 2005 related to this transaction.

Effective September 30, 2003, we consummated a stock purchase agreement for the sale of all common stock of our health insurance operations, which included Aegis Financial Corporation (Aegis) and its subsidiary States General Life Insurance Company (States General) for $4.6 million. The sales price was financed through a $5.0 million note issued by the buyer payable to Vesta Fire. The note bears interest at a fixed rate of 6%, with interest payments due semi-annually and principal due in September 2006. The note is secured by the common stock of Aegis. The results of Aegis have been reclassified to discontinued operations for all periods presented. Vesta did not receive the scheduled interest only payment due on September 30, 2004 related to the $5.0 million note. As of September 30, 2004, the Company recorded a realized loss of $5.3 million on this note and accrued interest based on our assessment of the collectibility of the note and the underlying collateral. Since that time, Aegis entered receivership. Management believes the likelihood of recovering any amounts due is remote.

Note H—Discontinued Operations

In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines and disposed of these segments in 2003. Accordingly, our health insurance and consulting lines results for all periods presented have been classified in our financial statements as part of discontinued operations. Due to the disposal of these segments in 2003, our financial statements as of and for the three and nine months ended September 30, 2004 were not materially impacted from our previous health insurance and consulting business lines.

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

For the three and nine months ended September 30, 2004, we recorded a loss for reinsurance assumed and commercial lines businesses of $29.0 million and $33.4 million, respectively. Year-to-date losses primarily relate to a $14.5 million loss related to the Muhl litigation, $15.8 million of losses related to reserve adjustments and reinsurance contract commutation losses related to our commercial and assumed reinsurance books of business, and $3.6 million for the settlement of the Liberty National lawsuit.

Based upon available information, we believe the recorded reserves for discontinued operations at September 30, 2004 are adequate. However, we will continue to monitor these reserves and their related claims activity and experience. Further adjustments to our estimates could be necessary as we continue to settle the remaining outstanding claims.

Note I – Income Taxes

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

While we anticipate being profitable in future periods, the combination of significant cumulative losses in recent years and uncertainty with respect to the recoverability of our year-end deferred tax asset balances within a reasonable time frame, warranted the recording of a valuation allowance under SFAS No. 109. Accordingly, we recorded a valuation allowance of $76.6 million for the year ended December 31, 2003, which represents our net deferred tax asset balance for which corresponding deferred tax liabilities did not offset. This valuation allowance, coupled with valuation allowances recorded in prior years associated with certain purchase acquisitions, resulted in an aggregate valuation allowance of $83.9 million as of December 31, 2003.

As a result of the determination made in 2003 that a full deferred tax asset valuation was warranted, our results for the three and nine months ended September 30, 2004 only reflects income tax expense related to our life insurance operations, which are not included in the Vesta Insurance Group, Inc. consolidated income tax return, certain state income taxes not impacted by our deferred tax asset valuations and the reversal of a deferred tax liability in conjunction with the impairment of goodwill from our homeowners’ reporting unit. For the nine months ended September 30, 2004, changes in our deferred tax balances and the initial public offering of Affirmative resulted in the lowering the aggregate deferred tax asset valuation allowance to $81.3 million.

In conjunction with our year-end deferred tax asset valuation, the Company concluded that the combination of significant losses in recent years and the uncertainty with respect to our ability to achieve sufficient taxable income to fully realize our year-end deferred tax asset balances related to our life insurance companies warranted a full valuation. As a result, we recorded a valuation allowance of $5.7 million in the fourth quarter of 2004.

We will continue to review our estimated taxable income in relation to our actual results on an ongoing basis. In the event that certain planned transactions are consummated or management believes that existing uncertainties regarding our forecasted taxable income are minimized, the existing valuation allowance may be reversed.

Note J – Reinsurance

The Company’s insurance subsidiaries entered into a 50% quota share agreement (“2003 50% Quota Share Agreement”), effective September 30, 2003, on our residential property book of business in the states of Alabama, Alaska, Arizona, California, Connecticut, Florida, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, South Carolina, Tennessee, and West Virginia (“Continuing States”), representing the states in which the Company intends to continue to write new property and casualty business. Effective December 1, 2003, the residential property book of business in Texas was added to this 2003 50% Quota Share Agreement, which had been previously reinsured under a separate treaty covering only residential property business in Texas (“2002 50% Quota Share Agreements”) from December 1, 2002 to November 30, 2003.

Effective June 30, 2004, the Company commuted the 2003 50% Quota Share Agreement on a cut-off basis. Under the terms of the commutation, the Company’s insurance subsidiaries will receive payment for all reserves previously ceded to the reinsurers and will be responsible for all losses incurred on or prior to June 30, 2004 from policies subject to this agreement.

Simultaneous with the commutation of the 2003 50% Quota Share Agreement, the Company’s insurance subsidiaries entered into a new 50% quota share agreement (“2004 50% Quota Share Agreement”). The 2004 50% Quota Share Agreement is effective for residential property business in our Continuing States, including Texas and retains similar economic terms including ceding commissions and profit sharing commissions. The initial term of the contract is one year, with the Company’s insurance subsidiaries retaining the option to reduce the quota share amount ceded under this contract to 25%, effective January 1, 2005. As of December 31, 2004, we ceded approximately $16.3 million of catastrophe losses to the 2004 50% Quota Share Agreement, which represents the maximum amount of catastrophe losses that can be ceded under the terms of the contract.

At September 30, 2004, the Company had approximately $10.6 million of loss carryforwards under the terms of the 2004 50% Quota Share Agreement. As a result, the Company will not earn any profit sharing commissions until such time that the cumulative amount of profit sharing commissions exceeds the loss carryforwards. Profit sharing commissions are based on the underwriting results of the underlying subject business and are therefore uncertain as to amount and timing.

Effective December 31, 2003, the Company’s insurance subsidiaries executed certain internal reinsurance contracts, the results of which were to cede all future non-standard auto earned premiums and losses and loss adjustment expenses incurred after December 31, 2003 to the insurance companies owned by Affirmative. Based on the terms of these reinsurance contracts, the Company’s insurance subsidiaries retained its non-standard auto loss and loss adjustment expense reserves as of December 31, 2003 and remains liable for any losses incurred on or prior to December 31, 2003 as well as any subsequent development of loss and loss adjustment reserves related to those losses. The accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2004 does not reflect any significant losses related to losses occurring on or prior to December 31, 2003.

Effective December 1, 2004, the Company’s insurance subsidiaries entered into an additional 25% quota share agreement (“2004 25% Quota Share Agreement”). The 2004 25% Quota Share Agreement is on similar terms as the existing 2004 50% Quota Share Agreement, including the policies subject to the agreement, ceding commission and profit sharing commissions and expiration date of June 30, 2005.

The Company’s 2004 catastrophe excess of loss reinsurance program, which covers the period July 1, 2004 to June 30, 2005, provides a maximum of $200 million of reinsurance for risks in Hawaii, $270 million in Texas, and $150 million for other nationwide risks in excess of our retention of $15 million. These retention levels do not include the expenses that the Company would incur in the event the Company exceeds the retention, most notably reinstatement premiums. In Florida, the Company’s current program provides $238 million of reinsurance in excess of our retention of $15 million of risk. Included in the reinsurance protection for Florida is an estimated $84.7 million of coverage in excess of $22.8 million of losses, with a 10% co-insurance requirement, from The Florida Hurricane Catastrophe Fund (the “FHCF”). This catastrophe excess of loss reinsurance program, combined with other inuring reinsurance contracts, provides reinsurance coverage sufficient to cover the probable maximum loss, or “PML,” from a 1-in-100 year weather event based on estimates of probable losses provided by Risk Management Solutions, Inc.’s RiskLink v4.2 sp1 run with demand surge, excluding storm surge.

In connection with certain catastrophe losses resulting from hurricanes occurring in the third quarter of 2004, the Company ceded losses of approximately $46.2 million to the Florida Hurricane Catastrophe Fund and approximately $38.5 million to other reinsurers under our 2004 50% Quota Share Agreement and traditional excess of loss reinsurance program.

During February and March 2005, we purchased $35 million of reinsurance in excess of our retention of $10 million for our Texas business to cover losses from all perils, particularly hail.

Effective July 1, 2005 to June 30, 2006, our catastrophe excess of loss reinsurance program covers losses in excess of $20 million up to $150 million per event in every state except Florida, Texas and Hawaii. In Florida, we have coverage of $75.8 million, with a 10% coinsurance requirement, from the FHCF in excess of $21.3 million, bringing the total coverage to $218.2 million. In Hawaii and Texas, we have coverage up to $200 million. Additionally, the 2005 quota share reinsurance agreement provides coverage for catastrophes for up to 25% of the subset earned premium, which is estimated to be $42.5 million without any per event limits.

Effective July 1, 2005, the Company commuted both the 2004 50% Quota Share Agreement and the 2004 25% Quota Share Agreement on a cut-off basis. Under the terms of the commutation, the Company’s insurance subsidiaries received payment for all reserves previously ceded to reinsurers and will be responsible for any adverse development on losses that occurred on or prior to June 30, 2005 from policies subject to this agreement.

Simultaneous with the commutation of the 2004 50% and 2004 25% Quota Share Agreements, the Company’s insurance subsidiaries entered into a new 50% quota share agreement (“2005 50% Quota Share Agreement”). The 2005 50% Quota Share Agreement is effective for residential property business in our Continuing States, and retains similar economic terms, including ceding commissions and profit sharing commissions.

Our reinsurance agreements, including our standard property and casualty quota share agreements, contain various provisions such as profit sharing arrangements, loss ratio limitations, and occurrence limitations that limit the reinsurers’ aggregate exposure to loss and thereby reducing the ultimate cost to us as the ceding company. The features also have the effect of potentially reducing the amount of reinsurance recoveries available for us under the various contracts. Furthermore, these reinsurance agreements do not relieve the Company’s insurance subsidiaries from its primary obligation to policyholders, as it remains liable to its policyholders to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under reinsurance contracts.

Note K - Goodwill and Other Intangible Assets

Upon our initial adoption of SFAS No. 142, we identified three reporting units that would be tested for goodwill impairment: homeowners’ insurance operations; life insurance operations; and non-standard automobile operations. With the consummation of the initial public offering of Affirmative in the third quarter of 2004, the Company’s reporting units were reduced to homeowners’ insurance operations and life insurance operations. Pursuant to the provisions of SFAS No. 142, we conduct an evaluation, on at least an annual basis, to assess whether the fair value of our reporting units exceeds each reporting unit’s carrying value. Upon the occurrence of significant events, which could impact the assumptions we use to project future profitability, we update our evaluation of our reporting units. Our annual evaluation is performed on September 30th. In connection with our evaluation of the recorded goodwill in 2004, we engaged a third party to assist management in its assessment of the valuation of goodwill.

As of September 30, 2004, we had recorded goodwill and other intangible assets with indefinite lives for our homeowners’ insurance operations of $57.7 million and $7.5 million for our life insurance operations. Excluded from these amounts, due to the divestiture of Affirmative in the third quarter of 2004, is $79.5 million of goodwill and other intangibles previously attributed to our non-standard agency operations. In addition, our homeowners’ insurance operations had recorded amortizable intangibles of approximately $1.5 million as of September 30, 2004. Based on our evaluation as of September 30, 2004, we concluded that there was no goodwill impairment for our life insurance operations. In performing our assessment of our homeowners insurance operations reporting unit, the Company noted that several key assumptions had deteriorated over the past year leading to an indication that the homeowners insurance operations reporting unit goodwill was impaired. Specifically, the reporting unit’s financial condition had deteriorated throughout 2004 primarily due to hurricane activity and adverse arbitration rulings. In addition, the Company’s projected cash flows for the homeowners insurance operations reporting unit were negatively impacted by an increase in the Company’s projected catastrophe losses. This increase was primarily driven by the Company’s recent catastrophe experience in Florida and Texas and projected increases in catastrophe reinsurance costs.

After applying step II of the goodwill valuation model as required by SFAS No. 142, Management concluded that the entire $57.7 million of goodwill attributed to the homeowners’ insurance operations reporting unit was impaired. In addition, the Company impaired $1.5 million of other intangibles. Accordingly, the Company recorded an impairment charge of $59.2 in the third quarter of 2004.

As noted above, we update our evaluation in situations where significant events occur which could impact the assumptions utilized in our September 30th evaluation. Such a situation occurred in 2004 related to our evaluation of the recoverability of goodwill associated with our life insurance operations. Due to the failure to close the sale of AFFC, which was a critical component of our September 30, 2004 evaluation of our life insurance operations goodwill, management performed another assessment as of December 31, 2004. Based on similar factors noted above, management concluded that as of December 31, 2004, there was an indication of impairment for the life insurance operations goodwill. After applying step II of the goodwill valuation model as required by SFAS No. 142, management concluded that the entire $7.5 million of goodwill attributed to the life insurance operations reporting unit was impaired. As such, management recorded a full impairment loss of $7.5 million in the fourth quarter of 2004.

Note L – Federal Home Loan Bank Advances

As of September 30, 2004, advances from the Federal Home Loan Bank (“FHLB”) totaled $153.4 million. During the third quarter of 2005, the Company repaid $28.0 million of outstanding advances from the FHLB. Proceeds from the commutation of the 2004 50% and 25% Quota Share Agreement were used to repay those balances. In addition, with the divestiture of Laurel Life Insurance Company in the third quarter of 2005, those advances from the FHLB to our life insurance operations no longer were a liability of the Company.

Note M – Debt and Deferrable Capital Securities

Long-term debt and Deferrable Capital Securities at September 30, 2004 consist of the following (in thousands):

Long-term debt: 8.75% Senior Debentures, due July 15, 2025	$55,688

8.525% Deferrable Capital Securities, issued by Vesta Capital Trust I, due January 15, 2027	$20,250

The Senior Debentures are unsecured and rank on parity with all other unsecured and unsubordinated indebtedness. The debentures contain certain restrictions on the ability of Vesta to issue, sell, or otherwise dispose of any restricted subsidiary or to pledge the capital stock of any restricted subsidiary.

We are a party to an indenture related to our 8.75% Senior Debentures due 2025 which requires us to file with the Indenture Trustee our periodic reports required by the Securities Exchange Act of 1934 within 15 days after they are required to be filed with the Securities and Exchange Commission. We have filed neither our annual report on form 10-K for the year ended December 31, 2005 nor our quarterly reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 or March 31, 2006 with the Securities and Exchange Commission in the time required by the Commission’s rules, and, therefore, are in technical default under the terms of this Indenture. Such default will not constitute an Event of Default, as defined in the indenture, unless and until the Indenture Trustee delivers notice of default to the Company, and the Company fails to cure or otherwise remedy this default within sixty days of receipt of the notice. If such a notice were to be delivered, we believe the Event of Default could be remedied by the filing of the delinquent reports. We intend to file such reports with the SEC as soon as practicable. However, we can give no assurance that the reports could be filed within the sixty day cure period. As of the date of this filing, neither we or, to the best of our knowledge, the Indenture Trustee had received any notice of default arising from the delinquency of these reports.

We are also a party to an indenture related to our 8.525% Deferrable Capital Securities due 2027 and the related Amended and Restated Declaration of Trust dated January 31, 1997 of Vesta Capital Trust I. These instruments contain similar provisions to those outlined above. As of the date of this filing, neither we or, to the best of our knowledge, the Trustees under this Indenture or related Trust Agreement had received any notice of default arising from the delinquency of these reports.

If notice of default were delivered to the Company on the Debentures or the Capital Securities, or both, the Company does not have the funds necessary to repay these obligations. The Company would have to pursue alternative financing, asset sales or capital raising activities. There can be no assurances that the Company could raise the necessary cash to pay the Debentures and/or Capital Securities or that it could on terms acceptable to the Company.

Note N – Subsequent Events

During 2005, the Company incurred losses from several hurricanes. The following is a summary of the estimated gross and net losses incurred by the Company related to these events in 2005 (in thousands):

Hurricane	Gross Loss	Net Loss
Rita	$53,500	$10,750
Katrina	2,500	1,250
Dennis	3,000	1,500
Wilma	25,000	10,100

The above amounts exclude the estimated catastrophe reinsurance reinstatement premiums of $10.2 incurred by the Company during 2005 related to these hurricanes. In addition, the Texas Windstorm Insurance Association levied a $3.5 million guaranty fund assessment on Texas Select Lloyds Insurance Company related to Hurricane Rita in September of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with management’s discussion and analysis of the financial condition and results of operations and all of the other information, including the discussion of Vesta’s critical accounting policies, appearing in Vesta’s 2004 Annual Report as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto. Furthermore, the following discussion should be considered as well as other risk factors discussed in Exhibit 99.1 of Vesta’s 2004 Annual Report in conjunction with this report.

Special Note About This Report

This quarterly report is our first regular periodic report covering periods after June 30, 2004. Readers should be aware that aspects of this quarterly report differ from other quarterly and annual reports. First, because of the gap in our public reporting and the significant changes we have made to our business, most of the information relating to our business, commitments, contingencies, risk factors, current directors, current officers and related matters is primarily for the period between December 31, 2004 and the date of this filing. Second, this report contains a restatement of previously issued consolidated financial statements as of December 31, 2003 and for the three and nine months ended September 30, 2003

Results of Operations

Overview

Vesta conducts business in two areas of the personal insurance industry: standard property and casualty insurance and life insurance. Our consolidated revenue is derived principally from risk-bearing premiums, fees, investment income and realized investment gains and losses. Our consolidated expenses consist primarily of payments for claims and expenses associated with underwriting activities and operations.

In an effort to strengthen our capital position and to address our insurance companies’ financial strength ratings by A.M. Best and other rating agencies, we began a capital evaluation in March of 2003 aimed at improving our overall financial condition. During 2003, management completed two capital improvement initiatives including the increased utilization of quota share reinsurance of our standard property-casualty and non-standard underwriting operations and the sale of our health insurance operations.

Entering 2004, management continued to pursue the consummation of the remaining components of our capital improvement strategy. Among these components were the divestitures of our non-standard auto and life insurance businesses.

Effective July 9, 2004, the initial public offering of 8.2 million shares of Affirmative Insurance Holdings, Inc. (“Affirmative”), our non-standard auto holding company, was consummated at a price of $14 per share. Of the shares sold, 4.4 million shares were newly issued shares offered by Affirmative while 3.8 million shares were offered by the Company. Additionally, on July 26, 2004 the underwriters of Affirmative’s initial public offering exercised the over-allotment option to purchase an additional 1.2 million shares of Affirmative common stock at a price of $14 per share. Of the shares sold in connection with the over-allotment, 663 thousand shares were newly issued shares offered by Affirmative while 562 thousand shares were offered by the Company.

The Company received total net proceeds from these transactions of approximately $55.4 million and retains 7.2 million shares, or approximately 42.9% of the outstanding shares of Affirmative. The completion of the initial public offering resulted in the Company recording a gain of approximately $11.2 million in the third quarter. Additionally, the Company’s remaining ownership in Affirmative is being recorded using the equity method beginning in the third quarter of 2004. As such, the Company no longer consolidates the balance sheet and statement of operations of Affirmative. Rather, the Company reflects its pro rata share of its investment in the equity of Affirmative as an investment and its share of the operating results of Affirmative as equity in net earnings of investee in Vesta’s Consolidated Statement of Operations.

The significance of the consummation of the initial public offering for Affirmative in relation to our overall financial condition is threefold. First, the separation of our non-standard auto premium writings greatly reduces the net premium writings of our remaining lead insurance subsidiary, Vesta Fire Insurance Corporation (“Vesta Fire”). The reduced aggregate writings, absent other negative factors, will improve our statutory financial strength ratios.

Second, the sale of Affirmative shares by our insurance subsidiaries, coupled with establishing a public market value for the shares of Affirmative retained by our insurance subsidiaries, enhanced their statutory surplus. At September 30, 2004, our statutory surplus increased approximately $15.7 million resulting from the sale of shares by our insurance companies and the increase in the market value of the Affirmative shares retained by our insurance companies. Subsequently, on November 15, 2004 our Board of Directors authorized our holding company to contribute an additional 1.47 million shares of Affirmative common stock held by our holding company to Vesta Fire Insurance Corporation, our lead insurance subsidiary, in order to further enhance Vesta Fire’s statutory surplus. Following such contribution, Vesta Fire directly held approximately 3.9 million shares of Affirmative common stock, and our holding company held approximately 3.3 million shares of Affirmative common stock, of which 2.5 million shares are pledged as collateral to secure our debt to First Commercial Bank under our commercial credit facility.

During the third quarter of 2004, we experienced significant losses from hurricane activity in Florida and the Southeastern United States. Although our reinsurance program, including the Florida Hurricane Catastrophe Fund (“FHCF”), operated as intended and served to reduce our net losses, the volume and severity of the hurricane activity during the third quarter had a significant negative impact on our operating results. The following is a summary of the estimated gross, ceded and net losses from the third quarter hurricanes (amounts in thousands):

Hurricane	Gross Loss	Losses Ceded to FHCF	Losses Ceded to Other Reinsurers	Net Loss
Charley	53,000	25,392	17,507	10,101
Frances	46,750	19,206	14,638	12,906
Ivan	29,000	1,569	5,180	22,251
Jeanne	21,250	—	—	21,250

Total	150,000	46,167	37,325	66,508

As shown in the preceding table, we ceded a significant portion of our gross losses to the FHCF. Additionally, we ceded losses to other reinsurers, which includes cessions under our 2004 50% Quota Share Agreement and our excess of loss reinsurance program. Based on the estimates used to calculate the gross losses noted above and the terms of the FHCF and our excess of loss reinsurance, our exposure to higher actual losses for Hurricanes Charley, Frances, Ivan and Jeanne is minimal based on the FHCF retention level of $23.2 million and our remaining capacity under the FHCF of approximately $38.5 million with a 10% co-insurance requirement. Additionally, our excess of loss reinsurance program remains in place. In addition to our net losses of $66.5 million, we incurred approximately $5.5 million in reinstatement premiums that were recorded as a reduction to earned premium in 2004.

The Company executed a definitive agreement on March 12, 2004 to sell American Founders Financial Corporation (“AFFC”), our life insurance subsidiary, for a total purchase price of approximately $63.5 million, consisting of $25 million in cash at closing and a promissory note in the amount of approximately $38.5 million. Although the purchasers received regulatory approval for the sale of AFFC in October of 2004, the closing of the transaction did not take place and we terminated the definitive agreement in November of 2004.

Although the divestiture of our non-standard auto had the desired effect of improving our financial condition, the significant losses experienced in the third quarter resulting from the four hurricanes hitting Florida and the southeast United States, the termination of the definitive agreement for the sale of our life business, and the magnitude of losses from discontinued operations in third quarter of 2004 have negatively impacted the statutory surplus levels we were anticipating.

In November of 2004, A.M. Best announced that our financial strength rating of “B” for both Vesta Fire and American Founders Life Insurance Company was under review with negative implications. A.M. Best cited the reduction in surplus levels from the current quarter losses from hurricanes and the reserve we established as a result of an adverse jury verdict in a lawsuit styled Muhl v. Vesta as the reason for the change in the rating action. For more information about the Muhl lawsuit, please refer to the discussion of Legal Proceedings elsewhere in this report.

Following A.M. Best’s announcement, we have taken certain actions to enhance our statutory surplus. First, as discussed above, our holding company contributed 1.47 million shares of Affirmative common stock to Vesta Fire, having a current market value of approximately $25 million. Second, we increased our quota share reinsurance on our residential property business from 50% to 75%. Under the terms of the increase to 75%, the cession of the additional 25% of our in force residential property business was effective November 30, with a cession of 25% of the unearned premium on the subject business and new/renewal premium thereafter until the contract termination date in July, 2005.

In 2005, we consummated several transactions designed to further stabilize and improve our statutory financial strength and improve our financial flexibility. First, we sold our remaining stake in Affirmative in two separately negotiated transactions. Vesta Insurance Group, Inc. sold 2.0 million shares of Affirmative common stock to Affirmative for $14.00 per share on June 1, 2005. Vesta Insurance Group, Inc. received $27.7 million in proceeds, net of closing costs. On August 30, 2005, we sold our remaining 5.2 million shares of Affirmative common stock to an unaffiliated third party. In this transaction, Vesta Insurance Group, Inc. sold 1.3 million shares and Vesta Fire sold 3.9 million shares. We received $77.5 million in proceeds, net of closing costs. Vesta will report a gain of approximately $11.0 million in 2005 related to these transactions.

Although the sale of our remaining shares in Affirmative will not have a significant impact on statutory surplus, the divestiture did provide the Company with surplus stabilization and increased financial flexibility. In regard to surplus stabilization, the monetization of our investment in Affirmative affords our insurance companies surplus protection from changes in the fair value of Affirmative stock as our statutory carrying value was based on fair value. With the monetization of this stock, any downside risk to our statutory surplus from changes in the fair value of Affirmative’s stock is eliminated. In regard to our increased financial flexibility resulting from the sale of our Affirmative stock, our holding company has received approximately $43.2 million in proceeds, of which $30.0 million was used to repay the outstanding balance on our revolving line of credit. Thus, effective August 31, 2005, the line of credit was fully repaid and terminated.

Additionally, on June 1, 2005, our wholly owned subsidiary, American Founders Financial Corporation, entered into a definitive agreement with Sagicor, USA, Inc. related to American Founders’ sale of 100% of the outstanding common stock of its subsidiary, Laurel Life Insurance Company. Sagicor paid approximately $55.9 million in cash, net of closing costs to American Founders on the closing date of September 30, 2005.

Despite the steps taken by the Company since November of 2004, additional losses in 2005 led to A.M. Best announcing that our financial strength rating would be lowered to “C++” or “Marginal” as defined by A.M. Best in March of 2006. The Company believes that this rating, if maintained, will greatly erode our current premium writing levels and will negatively affect the Company’s ability to service its debt obligations. Thus, no assurances can be given that the Company’s premium levels and resulting cash flows will be sufficient to meet the Company’s obligations.

In addition to the potential deterioration of the Company’s premium volumes resulting from the A.M. Best financial strength rating downgrade, the Company is experiencing increased scrutiny from its various state regulators. Specifically, these state regulators have expressed concerns over the financial condition and operating performance of the Company’s insurance subsidiaries.

Accordingly, the Company, in consultation with its financial advisors, is pursuing several possible transactions to address the Company’s current financial condition. Possible transactions being considered by the Company include the following:

•	Renewal rights transactions – The Company is considering possible renewal rights transactions that would allow the Company to reduce the level of writings in certain product lines. Specifically, the Company is considering a renewal rights agreement for its standard automobile policies in West Virginia. The Company’s standard automobile policies in West Virginia, which represents approximately $20 million of annual written premiums, was excluded from the July, 2005 renewal rights transaction with Donegal. The possible consummation of this transaction would complete the Company’s exit of the multi-line market and would further reduce the Company’s overall premium writing levels.

The Company is also evaluating possible renewal rights transactions involving certain states/regions in our homeowners portfolio.

•	Raising capital - The Company is pursuing possible capital raising initiatives in the private sector geared towards improving our overall financial condition. The evaluation of these possible transactions is in the preliminary stages.

•	Asset dispositions - The Company is also evaluating possible asset dispositions, including the possible sale of certain subsidiary insurance companies. As with the possible capital raising initiatives, the Company is in the preliminary phase of analyzing which asset groups or subsidiary companies would allow the Company to maximize the increase in statutory surplus and/or reduction of written premium levels.

•	Expense reductions – In 2004, the Company began implementing certain operational consolidation initiatives aimed at reducing policy maintenance and claims adjustment costs. While these consolidation initiatives continue to be implemented, the Company is also reviewing other expense reduction initiatives, including, but not limited to, the delaying of certain information technology initiatives and facility cost reductions.

Despite the Company’s current financial condition and the consideration of certain transactions which could reduce the Company’s current premium volumes in certain states/regions, the Company continues to pursue its current business strategy of being a provider of homeowners insurance in capacity constrained states/regions. Management continues to believe that the Company is well positioned in certain capacity constrained markets to take advantage of market conditions. However, the success of pursuing this strategy is largely dependent upon improving our financial condition and our financial strength rating. In the event we are unable to improve our financial condition and our financial strength rating, we anticipate significant deterioration in our premium volume at a rate which is expected to exceed our ability to reduce expenses. Accordingly, we may not be able to achieve future profitability.

In addition, the Company’s on-going segments remain exposed to various external factors such as further catastrophic weather events, regulatory oversight, and continued access to affordable reinsurance and competition from other insurance companies. Such factors could have a material adverse impact on our financial condition and could impact our current financial ratings and greatly hamper the Company’s ability to obtain an improved rating.

Furthermore, in regards to the aforementioned increased regulatory scrutiny, various state regulators have informed the Company that the failure of the Company to secure an improved financial condition could likely result in adverse regulatory action, including but not limited to regulatory supervision of the applicable insurance subsidiaries. Regulatory supervision of the insurance subsidiaries would likely have a material adverse impact on the Company’s premium volumes as well as its ability to secure reinsurance. Such an occurrence would result in a significant decrease in the Company’s cash flows and would negatively impact the Company’s ability to meet its contractual obligation, including the repayment of the inter-company bonds held by Vesta Fire, the Debentures and the Capital Securities.

Finally, the sources of cash available to our holding company to pay holding company expenses, including principal and interest on outstanding indebtedness, are dividends paid by our management company subsidiary, J. Gordon Gaines, Inc., and its subsidiaries. These management companies earn management fees and attorney in fact fees paid by our insurance company subsidiaries, which are largely dependent on the amount of premium written by those companies. A significant deterioration in premium volumes could lead to inadequate cash available to our holding company to fund all of its obligations.

Standard property-casualty segment

The financial results of our property-casualty underwriting activities (including our standard property-casualty segment and the non-standard underwriting segments) primarily depend upon two variables: (1) the amount of premiums we collect, which is dependent upon rates and volume; and (2) the costs we incur to adjust and pay claims submitted by individuals we have insured.

Earned premium revenue levels for our standard property-casualty activities are dependent upon two significant factors: premium rates and premium volumes. Subject to competitive and market trends and regulatory approval, premium rates are generally within our control, and we continuously monitor and seek to adjust rates as appropriate. During 2003, we received approval for six rate increases in our standard automobile business line in the states of North Carolina, Ohio, West Virginia and Pennsylvania, which represented a weighted average premium increase of approximately 5.5% on estimated annualized gross written premiums of $45.4 million. In addition, we received approval for an additional 6.1% rate increase in the first quarter of 2004 for West Virginia, which has estimated annualized written premiums of $20.5 million.

During 2003, we also received approval for 17 rate increases in our standard residential property line in the states of West Virginia, Ohio, Pennsylvania, Tennessee, South Carolina, Arizona, Florida and New York which represented a weighted average premium increase of approximately 18.6% on estimated annual gross written premiums of $126.7 million. During the first quarter of 2004, we received approval for a weighted average premium increase of approximately 16.4% in New Jersey, New York, Alaska, Alabama, and West Virginia, on estimated annual gross written premiums of approximately $26.7 million. In the second quarter of 2004, we received approval for a weighted average premium increase of approximately 18.6% in Arizona, Massachusetts, Alaska and New Jersey on estimated annual gross written premiums of approximately $25.9 million.

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

With respect to volume, our current surplus levels, coupled with the decrease in net written premiums resulting from our separation of our non-standard automobile underwriting segment and our current utilization of reinsurance, is such that the Company is in a position to maintain current gross written premium levels. In addition, improvements in our surplus levels from consistent profitability of our standard property and casualty segment may allow the Company, over time, to reduce its current level of reinsurance as a means to increase net written premiums. However, such opportunities are largely dependent upon underwriting decisions, future operating results (including the amount and extent of catastrophe losses) and the overall competitive environment. Tightening underwriting guidelines and lower policyholder retention renewal levels resulting from rate increases could negatively impact our ability to increase net written premiums. As such, no assurances can be made that premium volumes will be retained or increased.

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

Comparison of Third Quarter 2004 to Third Quarter 2003

For the quarter ended September 30, 2004, we reported a net loss available to common shareholders of $154.9 million, or $4.37 per diluted share, compared with net income available to common shareholders of $4.4 million, or $0.12 per diluted share, reported for the previous year.

The primary factors that impacted our financial results in the third quarter of 2004 were as follows:

•	Our combined ratio in the standard property-casualty segment, excluding goodwill and intangible impairment charges, was 257.7% as compared to 93.3% for the third quarter of 2003. The combined ratio for the current quarter reflects a significant increase in the loss ratio from 59.0% in the prior year to 182.0% in the third quarter of 2004 reflecting catastrophe losses in the current quarter of $66.5 million related to four hurricanes that hit Florida and the Southeastern United States and catastrophe reinstatement premiums of $5.5 million.

•	As a result of the consummation of the initial public offering of Affirmative in the third quarter of 2004, the Company is accounting for its remaining 42.9% ownership in Affirmative using the equity method. As such, Affirmative’s operating results are no longer consolidated in our financial statements. Rather, Vesta’s pro-rata share of Affirmative’s net income is reflected as equity in net earnings of investee.

•	As a result of the aforementioned Affirmative initial public offering, Vesta recorded a gain on the sale of subsidiary of $11.2 million in the third quarter of 2004.

•	A gain of $8.7 million was recognized in the third quarter of the current year related to the settlements of our arbitration with Dorinco and Alfa on our 1997 20% whole account quota share treaty.

•	An increase in operating expenses of $17.8 million related to the establishment of valuation allowances on ceded reinsurance balances;

•	A loss of $5.3 million was recognized in the third quarter of the current year related to a note resulting from our prior year sale of our health insurance operations.

•	Impairment charge of $59.2 million related to our homeowners insurance operations reporting unit goodwill and other intangible asset balances

•	A loss from discontinued operations of $29.0 million was recognized in the third quarter of the current year for the following items:

•	$14.5 million related to the settlement of the Muhl lawsuit;

•	$3.6 million for the settlement of the Liberty National lawsuit;

•	$3.8 million for the commutation of various assumed and commercial reinsurance treaties in both 2004 and in 2005;

•	$7.1 million related to the Company’s remaining assumed and commercial reinsurance reserves

•	The establishment of a full valuation allowance for our net deferred tax assets in 2003 reduced the amount of income tax benefit reflected in the third quarter of 2004 from the effective rate experienced in prior years.

For a depiction of the various components of revenue, expense and financial results for each of our business segments for the three and nine months ending September 30, 2004, refer to Note E included in this report.

Standard property-casualty segment

In our standard property-casualty segment, we underwrite or sell personal automobile and residential property insurance through approximately 2,600 independent insurance sales agencies. In the third quarter of 2004, the standard property-casualty segment generated approximately $57.8 million in revenue, or approximately 77.0% of consolidated revenue.

The Company entered into a 50% quota share agreement (“2003 50% Quota Share Agreement”), effective September 30, 2003, on our residential property book of business in the states of Alabama, Alaska, Arizona, California, Connecticut, Florida, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, South Carolina, Tennessee, and West Virginia (“Continuing States”), representing the states in which the Company intends to continue to write new property and casualty business. Effective December 1, 2003, the residential property book of business in Texas was added to this 2003 50% Quota Share Agreement, which had been previously reinsured under a separate treaty covering only residential property business in Texas (“2002 50% Quota Share Agreements”) from December 1, 2002 to November 30, 2003.

Effective June 30, 2004, the Company commuted the 2003 50% Quota Share Agreement on a cut-off basis. Under the terms of the commutation, the Company will receive payment for all reserves previously ceded to the reinsurers and will be responsible for all losses incurred on or prior to June 30, 2004 from policies subject to this agreement.

Simultaneous with the commutation of the 2003 50% Quota Share Agreement, the Company entered into a new 50% quota share agreement (“2004 50% Quota Share Agreement”). The 2004 50% Quota Share Agreement is effective for residential property business in our Continuing States, including Texas and retains similar economic terms including ceding commissions and profit sharing commissions. The initial term of the contract is one year.

Net premiums earned during the three months ended September 30, 2004 decreased $27.7 million, or 33.8%, to $54.2 million in the current period as compared to $81.9 million in the prior year. The most significant factor causing the decrease in net earned premiums in the current quarter relates to the impact of the Company’s 2004 50% Quota Share agreement on the current quarter results. During the third quarter of 2004, approximately $19.1 million of premiums, excluding premiums earned in Texas, were ceded to our reinsurers under the 2004 50% Quota Share agreement. In the prior year, only premiums earned in Texas were subject a our 50% quota share agreement. Additionally, the Company’s decision to withdraw from the homeowners and standard automobile lines in the Midwest and Mid-Atlantic regions further reduced net earned premiums by $5.8 million. Net earned premiums were further reduced by increases in catastrophe reinsurance reinstatement premiums, reflected as a reduction of earned premiums in our financial statements, in the amount of approximately $5.5 million. Offsetting these decreases was an increase in homeowners earned premiums in Texas and California of $2.8 million and an increase in standard auto earned premiums of $1.7 million.

Policy fees, which are fees earned by our insurance companies based on gross written premiums, were $3.4 million during the three months ended September 30, 2004 compared to $3.5 million for the same period in the prior year. The decrease in policy fees is primarily due to written premium volume variances in the current quarter versus the prior quarter.

Loss and loss adjustment expenses (LAE) for standard property casualty lines for the period ended September 30, 2004 increased by $54.5 million, or 108.1%, to $104.9 million from $50.4 million in the prior year. The increase in loss and loss adjustment expenses incurred was primarily attributable to catastrophe losses of $66.5 million incurred in the third quarter of 2004 related to four hurricanes that hit Florida and the Southeastern United States offset by the cession of approximately $11.0 million in non-catastrophe losses under the 2004 50% Quota Share agreement. The loss ratio for standard property-casualty segment increased to 181.5% for the third quarter of 2004 from 59.0% for the three months ended September 30, 2003. Excluding the impact of catastrophe losses, the loss ratio for the current period was 60.8% compared to 59.0% in the prior period.

For the quarter ended September 30, 2004, policy acquisition expenses decreased by $6.1 million to $12.2 million from $18.4 million for the same period of the prior year. Improved terms under our current reinsurance agreements, as compared to those in place in the prior year, accounted for $6.7 million of the decrease in policy acquisition expenses, with the remaining reduction related to the level of premiums in the current quarter as compared to the prior quarter. Policy acquisition costs as a percentage of net premiums earned for the quarter ended September 30, 2004 was 22.7% as compared to 22.5% for the same period in the prior year. The Company has approximately $10.6 million of loss carryforwards associated with the 2004 50% Quota Share Agreement as of September 30, 2004. As a result, we will not earn any profit sharing commissions until such time that the cumulative amount of profit sharing commissions exceeds the accumulated loss carryforwards. As such, management expects that our policy acquisition costs will remain relatively consistent with those costs reflected in the third quarter of 2004 throughout the remaining term of the 2004 50% Quota Share Agreement.

Operating expenses increased $20.4 million to $31.4 million during the third quarter of 2004 from $11.0 million in the same period in the prior year. The increase in operating expenses is primarily due to a $17.8 million of expenses related to the establishment of valuation allowances related to amounts owed to the Company from Lumbermens, NewCap Re, and TransAtlantic. In addition, operating expenses are higher in the current quarter due to increased information technology costs.

As previously discussed, the Company recorded an impairment charge of $59.1 million associated with our homeowners insurance operations reporting unit. The impairment was primarily attributed to the reduction of our statutory surplus in this reporting until as well as the Company’s projection of future catastrophe activity which was influenced by our recent catastrophe loss experience over the past three years.

Life insurance segment

We provide a variety of life insurance products through American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. American Founders’ business is driven primarily by the acquisitions of closed blocks of life insurance policies and, to a lesser extent, by marketing and distributing its fixed annuity products. Our life insurance products are sold through marketing firms, financial institutions and 400 independent agents located throughout 41 states and the District of Columbia. At September 30, 2004, American Founders had approximately $2.0 billion (face value) of life and annuity products in force, and approximately $731.1 million in invested assets.

In the third quarter of 2004, our life insurance segment generated approximately $9.6 million in revenue, excluding realized losses, or approximately 13.8% of consolidated revenue, excluding realized losses and gain on sale of subsidiary. Our life insurance segment pre-tax income decreased $0.3 million, or 21.4%, to $1.1 million for the three months ended September 30, 2004 compared to $1.4 million for 2003. This decrease is attributed to a lower level of premiums and realized gains in the current quarter, offset by higher levels of investment income and lower operating expenses.

Investment income increased $0.4 million from $6.3 million for the three months ended September 30, 2003 to $6.7 million in the current year. The increase in investment income was predominately due to higher yields and a higher level of invested assets. The weighted average annualized yield on invested assets for the third quarter of 2004 (excluding realized and unrealized gains/losses and assets held in trust related to our reinsurance agreement with ERC) was 4.9% compared with 4.8% for the prior year period reflecting the overall increase in interest rates during the past twelve months. Additionally, our average invested assets increased approximately 2.8% as compared to the prior year. Policyholder benefits increased $0.2 million to $5.5 million in the third quarter of 2004 as compared to $5.3 million in the third quarter of 2003 primarily due to the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”), which required us to modify our reserving methodologies to increase reserves on our single premium deferred annuity products.

Corporate and other segment

For the quarter ended September 30, 2004, net investment income related to our property-casualty underwriting operations decreased by $0.9 million to $2.3 million from $3.2 million in 2003. The decrease in investment income is predominately due to a lower level of invested assets in the current period as compared to the prior period. Average invested assets decreased from $409.0 million in the prior quarter to $350.0 million in the current quarter, reflecting the reduction of invested assets resulting from the increased use of reinsurance beginning on September 30, 2004 and continuing through the first nine months of 2004.

In 2004, realized losses increased $4.5 million to $5.4 million from $0.9 million in the prior year. The increase in realized losses is predominately related to a $5.3 million loss on a note related to the sale of our health insurance operations.

Our interest expense includes interest payable on our 8.75% senior debentures due in 2025 and commercial credit borrowings. Interest expense decreased approximately $0.3 million resulting from a lower average outstanding balance on our line of credit.

Operating expenses decreased by $1.9 million to $1.7 million in the third quarter of 2004 compared to $3.6 million in third quarter of 2003.

Equity in net earnings of investee

With the consummation of the initial public offering of Affirmative in the third quarter of 2004 and the resulting equity accounting treatment applied to our 42.9% retained ownership of Affirmative, our pro-rata share of the net income of Affirmative for the third quarter is reflected as equity in net earnings of investee on our Consolidated Statement of Operations. All prior period amounts continue to be reflected as originally reported.

Discontinued operations

In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines and disposed of these segments in 2003. Accordingly, our health insurance and consulting lines results for all periods presented have been classified in our financial statements as part of discontinued operations. Due to the disposal of these segments in 2003, our financial statements as of and for the three months ended September 30, 2004 were not materially impacted from our previous health insurance and consulting business lines. However, our financial statements for the three months ended September 30, 2003 reflect a loss of $1.1 million related to the sale of our health insurance and consulting business.

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

For the three months ended September 30, 2004, our loss from the reinsurance assumed and commercial lines of business was $29.0 million compared to losses of $2.0 million in the prior year, primarily due to the following items:

•	$14.5 million related to the settlement of the Muhl lawsuit;

•	$3.6 million for the settlement of the Liberty National lawsuit;

•	$3.8 million for the commutation of various assumed and commercial reinsurance treaties in both 2004 and in 2005;

•	$7.1 million related to the Company’s remaining assumed and commercial reinsurance reserves

Income taxes

As a result of the determination made in 2003 that a full deferred tax asset valuation allowance was warranted and the utilization of net operating loss carryforwards during the current quarter, our results for the three months ended September 30, 2004 only reflects income tax expense and income tax benefits related to our life insurance operations, which are not included in the Vesta Insurance Group, Inc. consolidated income tax return, the benefit from reducing certain deferred tax liabilities associated with our impaired goodwill, and the benefit from applying the intraperiod tax allocation provisions of SFAS No. 109.

Comparison of Nine Months Ended September 30, 2004 with Nine Months Ended September 30, 2003

For the nine months ended September 30, 2004, we reported a net loss available to common shareholders of $135.7 million, or $3.83 per diluted share, compared with a net loss available to common shareholders of $3.4 million, or $0.10 per diluted share, reported for the previous year.

The primary factors that impacted our financial results in the nine-months ended September 30, 2004 were as follows:

•	Our combined ratio in the standard property-casualty segment, excluding goodwill and intangible impairment charges, was 145.0% as compared to 103.7% for the first nine months of 2003. The combined ratio for the current period reflects an increase in the loss ratio from 68.0% in the prior year to 104.7% in the first nine months of 2004 reflecting catastrophe losses of $74.2 million in the current period compared to $27.9 million in the nine months ended September 30, 2003. Offsetting the increase in losses related to catastrophes, the current quarter’s combined ratio reflects a lower level of policy acquisition expenses principally due to our increased use of reinsurance and improved terms on this reinsurance;

•	As a result of the consummation of the initial public offering of Affirmative in the third quarter of 2004, the Company is accounting for its remaining 42.9% ownership in Affirmative using the equity method. As such, Affirmative’s operating results are no longer consolidated in our financial statements. Rather, Vesta’s pro-rata share of Affirmative’s net income is reflected as equity in net earnings of investee;

•	As a result of the aforementioned Affirmative initial public offering, Vesta recorded a gain on the sale of subsidiary of $11.2 million in the third quarter of 2004;

•	A loss of $5.3 million was recognized in the third quarter of the current year related to a note resulting from our prior year sale of our health insurance operations;

•	An increase in operating expenses of $17.8 million related to the establishment of valuation allowances on ceded reinsurance balances;

•	Impairment charge of $59.2 million related to our homeowners insurance operations reporting unit goodwill balances;

•	A gain of $12.5 million was recognized in the second and third quarters of the current year related to the settlement of our arbitration with NRMA, Dorinco and Alfa on our 1997 20% whole account quota share treaty;

•	A loss from discontinued operations of $33.4 million was recognized in the current year predominately related to the following:

•	$14.5 million related to the settlement of the Muhl lawsuit;

•	$6.7 million for the commutation of various assumed and commercial reinsurance treaties;

•	$3.6 million for the settlement of the Liberty National lawsuit; and

•	$8.6 million related to the increase in the Company’s remaining assumed and commercial reinsurance reserves; and

•	The establishment of a full valuation allowance for our net deferred tax assets in 2003 reduced the amount of income tax benefit reflected in the third quarter of 2004 from the effective rate experienced in prior years.

Standard property-casualty segment

In the first nine months of 2004, the standard property-casualty segment generated approximately $181.7 million in revenue, or approximately 45.1% of consolidated revenue.

Net premiums earned during the nine months ended September 30, 2004 decreased $65.7 million, or 27.5%, to $173.4 million in the current period as compared to $239.1 million in the prior year. The most significant factor causing the decrease in net earned premiums in the current period relates to the impact of the Company’s 2004 50% Quota Share agreement on the current period’s results. During the first three quarters of 2004, approximately $56.3 million of premiums, excluding premiums earned in Texas, were ceded to our reinsurers under the 2004 50% Quota Share agreement. In the prior year, only premiums earned in Texas were subject to our 50% quota share agreement. Additionally, the Company’s decision to withdraw from the homeowners and standard automobile lines in the Midwest and Mid-Atlantic regions further reduced net earned premiums by $16.5 million. Net earned premiums were further reduced by increases in catastrophe reinsurance premiums, reflected as a reduction of earned premiums in our financial statements, in the amount of approximately $5.2 million. Offsetting these decreases was an increase in homeowners earned premiums, predominately related to Texas.

Policy fees, which are fees earned by our insurance companies based on gross written premiums, were $7.7 million during the nine months ended September 30, 2004 compared to $8.5 million for the same period in the prior year. The decrease in policy fees is primarily due to the higher level of policy fee cessions to reinsurers in the first six months of 2004 as compared to the prior year as policy fees are not ceded under the 2004 50% Quota Share agreement.

Loss and loss adjustment expenses (LAE) for standard property casualty lines for the nine months ended September 30, 2004 increased by $21.0 million, or 12.5%, to $189.4 million from $168.4 million in the prior year. The increase in loss and loss adjustment expenses incurred was primarily attributable to catastrophe losses of $74.5 million incurred in the first nine months of 2004, primarily related to four hurricanes that hit Florida and the Southeastern United States. This compares to catastrophe losses of $27.9 million in the prior year. Offsetting the impact of catastrophe losses in the current year is the increased cession of non-catastrophe losses under the 2003 and 2004 50% Quota Share agreements. The loss ratio for standard property-casualty segment increased to 104.6% for the nine months ended September 30, 2004 from 68.0% for the nine months ended September 30, 2003. Excluding the impact of catastrophe losses, the loss ratio for the current period was 59.8% compared to 57.1% in the prior period reflecting the adverse loss experience in certain western states and the Northeastern United States.

For the nine months ended September 30, 2004, policy acquisition expenses decreased by $35.4 million to $19.9 million from $55.3 million for the same period of the prior year. Improved terms under our current reinsurance agreements, as compared to those in place in the prior year, accounted for $25.3 million of the decrease in policy acquisition expenses. In addition, the decrease in overall net premiums earned resulting from the increased use of reinsurance resulted in the remaining decrease. Policy acquisition costs as a percentage of net premiums earned for the quarter ended September 30, 2004 was 11.0% as compared to 22.3 % for the same period in the prior year reflecting the improved reinsurance terms.

At September 30, 2004, the Company has approximately $10.6 million of profit sharing loss carryforwards associated with the 2004 50% Quota Share Agreement. As a result, we will not earn any profit sharing commissions until such time that the cumulative amount of profit sharing commissions exceeds the accumulated loss carryforwards. As such, management expects that our policy acquisition costs will remain relatively consistent with those costs reflected in the third quarter of 2004 throughout the remaining term of the 2004 50% Quota Share Agreement.

Operating expenses increased $20.2 million to $53.3 million during the nine months ended September 30, 2004 from $33.1 million in the same period in the prior year. The increase in operating expenses is primarily due to a $13.7 million of expenses related to the establishment of valuation allowances related to amounts owed to the Company from Lumbermens and NewCap Re. In addition, operating expenses are higher in the current quarter due to increased information technology costs.

Life insurance segment

In the first nine months of 2004, our life insurance segment generated approximately $29.0 million in revenue, excluding realized gains, or approximately 7.3% of consolidated revenue, excluding realized losses and gain on sale of subsidiary. Our life insurance segment pre-tax income decreased $0.1 million, or 2.2%, to $4.4 million for the nine months ended September 30, 2004 compared to $4.5 million for 2003. This decrease is attributed to lower earned premiums and lower investment income and higher loss levels.

Investment income decreased $0.4 million from $20.0 million for the nine months ended September 30, 2003 to $19.6 million in the current year. The weighted average annualized yield on invested assets for the nine months of 2004 (excluding realized and unrealized gains/losses and assets held in trust related to our reinsurance agreement with ERC) was 4.8% compared with 5.0% for the prior year period. Offsetting the decrease in yield on our invested assets was a 2.6% increase in average invested assets. Policyholder benefits increased $1.1 million in the current year primarily due to the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”), which required us to modify our reserving methodologies to increase reserves on our single premium deferred annuity products.

Corporate and other segment

For the nine months ended September 30, 2004, net investment income related to our property-casualty underwriting operations decreased by $2.3 million to $7.4 million from $9.7 million in 2003. The decrease in investment income is predominately due to a lower level of invested assets in the current period as compared to the prior period. Average invested assets decreased from $420.9 million for the nine months ended September 30, 2003 to $348.9 million for the same period in 2004, reflecting the reduction of invested assets resulting from the increased use of reinsurance beginning on September 30, 2004 and continuing through the first nine months of 2004.

In 2004, we recorded realized losses of $4.6 million compared to realized gains of $4.4 million in the prior year. The most significant factors impacting the variance of realized gain/loss activity were a lower level of sales activity in the current year and the recording of a $5.3 million loss in the current year related to the note stemming from the sale of our health insurance operations in 2003.

Our interest expense includes interest payable on our 8.75% senior debentures due in 2025 and our commercial credit borrowings. Interest expense decreased approximately $0.5 million in the current year reflecting the reduction in our average balance outstanding on our line of credit.

The Company’s adoption of the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) resulted in the Deferrable Capital Security distributions for the nine months ended September 30, 2004 being included as a component of pre-tax income (loss). Pursuant to the provisions of SFAS No. 150, the classification of Deferrable Capital Security distributions for prior periods was not changed. As a result, an expense of $1.3 million was included as a component of pre-tax income (loss) in the corporate and other segment in 2004 compared to $0.5 million the prior period.

In 2004, operating expenses decreased $1.7 million from $11.7 million in the first nine months of 2003 to $10.0 million in the first nine months of 2004 reflecting a reduction in the level of legal expenses in the current year predominately related to reinsurance arbitrations.

Discontinued operations

For the nine months ended September 30, 2004, we recorded a loss from the reinsurance assumed and commercial lines of business of $33.4 million, primarily related to the following:

•	$14.5 million related to the settlement of the Muhl lawsuit;

•	$6.7 million for the commutation of various assumed and commercial reinsurance treaties;

•	$3.6 million for the settlement of the Liberty National lawsuit; and

•	$8.6 million related to the increase in the Company’s remaining assumed and commercial reinsurance reserves.

Based upon available information, we believe the recorded reserves for discontinued operations at September 30, 2004 are adequate. However, we will continue to monitor these reserves and their related claims activity and experience. Further adjustments to our estimates could be necessary as we continue to run off the remaining outstanding claims.

Income taxes

As a result of the determination made in 2003 that a full deferred tax asset valuation allowance was warranted and the utilization of net operating loss carryforwards during the current quarter, our results for the nine months ended September 30, 2004 only reflects income tax expense and income tax benefits related to our life insurance operations, which are not included in the Vesta Insurance Group, Inc. consolidated income tax return, certain state income taxes not impacted by our deferred tax asset valuations, the benefit from reducing certain deferred tax liabilities associated with our impaired homeowners reporting unit goodwill, and the impact from applying the intra-period tax allocation provisions of SFAS No. 109.

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

Dividends from Vesta Fire

Transactions between Vesta and its insurance subsidiaries, including the payment of dividends, are subject to certain limitations under the insurance laws of those subsidiaries’ domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends out of unassigned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. The Illinois Insurance Department has indicated that these dividend limitations prohibit the payment of dividends if the insurer has negative or zero “unassigned funds” at the end of the prior year, as reported on its statutorily required annual statement. Our lead insurance subsidiary, Vesta Fire, reported negative “unassigned funds” on its annual statement for 2004, and is expected to continue to report negative unassigned funds for the foreseeable future.

Vesta Fire and three other insurance subsidiaries redomisticated to the State of Texas in May of 2006. The Company believes that the limitation of dividend payments in the State of Texas are similar to those in Illinois. Accordingly, we will not be able to declare and pay a dividend from our lead insurance company subsidiary for the foreseeable future without prior approval.

Dividends from J. Gordon Gaines

With the exceptions of Texas Select Lloyds Insurance Company and Florida Select Insurance Company, J. Gordon Gaines, Inc. provides administrative services to all of our property – casualty insurance subsidiaries in exchange for fees pursuant to a management agreement. Select Insurance Services, Inc., a subsidiary of J. Gordon Gaines, Inc., provides services to Texas Select Lloyds Insurance Company as its attorney-in-fact. These agreements are subject to certain regulatory standards, which generally require their terms to be fair and reasonable, and regulatory approval. These agreements are reviewed from time to time by the appropriate departments of insurance and it is possible that the terms could be modified to reduce the amounts available to our holding company. Assuming these agreements are not modified in any material respect, we believe that the holding company will have sufficient amounts to fund its anticipated needs for at least the next twelve months. See the “Intercompany obligations” section of “Liquidity and Capital Resources – Subsidiary Operations” for a detailed discussion of the funding of intercompany debt.

Credit Facilities

Effective September 30, 2004, we amended our existing $30 million revolving credit arrangement with First Commercial Bank of Birmingham, Alabama (“First Commercial”). The amended revolving credit agreement is collateralized by a pledge of 2.5 million shares of our holding company’s ownership in the common stock of Affirmative Insurance Holdings, Inc. In addition, Vesta is required to maintain a loan to collateral ratio of 80% throughout the term of the agreement. The facility bears interest at First Commercial’s prime rate and will mature no earlier than June 30, 2006. As of September 30, 2004, we had drawn the entire $30 million available under the credit facility.

In conjunction with the sale of our remaining stake in Affirmative in the third quarter of 2005, the Company fully repaid and terminated the revolving credit agreement. The Company was in violation of certain covenants associated with the revolving credit facility as of September 30, 2004. Proceeds from the sale of our remaining stake in Affirmative in the third quarter of 2005 were used to repay the outstanding balance on the revolving line of credit. The credit agreement was terminated on August 31, 2005.

We are a party to an indenture related to our 8.75% Senior Debentures due 2025 which requires us to file with the Indenture Trustee our periodic reports required by the Securities Exchange Act of 1934 within 15 days after they are required to be filed with the Securities and Exchange Commission. We have filed neither our annual report on form 10-K for the year ended December 31, 2005 nor our quarterly reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 or March 31, 2006 with the Securities and Exchange Commission in the time required by the Commission’s rules, and, therefore, are in technical default under the terms of this Indenture. Such default will not constitute an Event of Default, as defined in the indenture, unless and until the Indenture Trustee delivers notice of default to the Company, and the Company fails to cure or otherwise remedy this default within sixty days of receipt of the notice. If such a notice were to be delivered, we believe the Event of Default could be remedied by the filing of the delinquent reports. We intend to file such reports with the SEC as soon as practicable. However, we can give no assurance that the reports could be filed within the sixty day cure period. As of the date of this filing, neither we or, to the best of our knowledge, the Indenture Trustee had received any notice of default arising from the delinquency of these reports.

We are also a party to an indenture related to our 8.525% Deferrable Capital Securities due 2027 and the related Amended and Restated Declaration of Trust dated January 31, 1997 of Vesta Capital Trust I. These instruments contain similar provisions to those outlined above. As of the date of this filing, neither we or, to the best of our knowledge, the Trustees under this Indenture or related Trust Agreement had received any notice of default arising from the delinquency of these reports.

If notice of default were delivered to the Company on the Debentures or the Capital Securities, or both, the Company does not have the funds necessary to repay these obligations. The Company would have to pursue alternative financing, asset sales or capital raising activities. There can be no assurances that the Company could raise the necessary cash to pay the Debentures and/or Capital Securities or that it could on terms acceptable to the Company.

Liquidity and Capital Resources – Subsidiary Operations

The principal sources of funds for our insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. The principal uses of funds in our subsidiary operations are the payment of claims, operating expenses, commissions and the purchase of investments. Our subsidiaries also borrow funds from the Federal Home Loan Bank from time to time and invest the proceeds at higher interest rates, and we have a need to repay these funds to the FHLB.

Contingent Obligations

Our subsidiary operations are involved in ongoing reinsurance recoverable disputes that could result in an obligation to repay certain amounts to reinsurers from whom we have collected funds. In connection with these disputes, our principal operating subsidiary, Vesta Fire, has obtained letters of credit for the benefit of reinsurers for which it is contingently liable. At September 30, 2004, Vesta Fire was contingently liable for $11.7 million under the terms of letters of credit obtained in connection with these reinsurance disputes.

Additionally, we regularly obtain letters of credit or otherwise pledge securities for the benefit of ceding insurers in our nonstandard underwriting segment pursuant to reinsurance contracts. As of September 30, 2004, we had pledged approximately $16.8 million in securities pursuant to these reinsurance contracts.

Inter-company obligations

In addition to the contractual obligations of our holding company to third parties, our holding company owes contractual obligations to certain of our subsidiaries that are eliminated in consolidation of our financial statements. As of December 31, 2004, our insurance company subsidiaries held $13.2 million face amount of our 8.75% Senior Debentures due 2025 and $44.1 million face amount of our 12.5% Senior Notes due in December of 2005. Our holding company paid these subsidiaries approximately $6.8 million in interest payments in 2004 which was eliminated in consolidation.

Effective February 28, 2005, our wholly owned subsidiary, Vesta Fire Insurance Corporation, which is the holder of 100% of our 12.5% Senior Notes due December 2005, principal amount $44.1 million, agreed to an amendment to the indenture governing such notes for the purposes of (i) extending the maturity date to December 2008 and (ii) decreasing the interest rate on such notes from 12.5% to 8% per annum. The Supplemental Indenture reflecting these modifications, which has been approved by the California and Illinois Insurance Departments, was attached to a current report on Form 8-K filed March 2, 2005. In connection with this amendment, we paid $5.2 million principal amount of such notes by transferring to Vesta Fire approximately 305 thousand shares of the common stock of Affirmative Insurance Holdings, Inc. held by us at the holding company level. As a result of these transactions, Vesta Fire holds $38.9 million principal amount of the registrant’s 8% notes due December 2008, and approximately 4.2 million shares, or approximately, 24.8%, of Affirmative Insurance Holdings, Inc.’s outstanding common stock as of February 28, 2005. In addition, our holding company made a $5.0 million principle payment in December of 2005 related to these bonds.

The holding company is dependent on dividends from Select Insurance Services, Inc., Florida Select Insurance Agency, Inc. and J. Gordon Gaines to pay the annual interest on its debt obligations and ultimately the principal amounts due. The source of these dividends is from the future operations of Florida Select and Texas Select Lloyds and ultimately from Vesta Fire as a result of the reinsurance agreements between the companies. At current premium levels, we believe that the cash flows available to be dividended in the future will be sufficient to pay the interest and principal on these obligations. However, with the Company’s A.M. Best financial strength rating being downgraded in 2006, no assurances can be given that the Company’s premium levels and resulting cash flows will be sufficient to repay the debt. Failure to repay these inter-company obligations could have a material adverse affect on the statutory capital of our subsidiaries.

Cash Flows

On a consolidated basis, net cash used in operations for the nine months ended September 30, 2004 and 2003 was $2.5 million and $20.2 million, respectively. Cash flow from operations for the current period was negatively impacted by the timing of quota share reinsurance payments as well as payments related to the resolution of certain contingencies such as the NRMA settlement. In comparing cash used in operation for the nine months ended September 30, 2004 to the same period in 2003, operational cash flows improved due to the higher level of catastrophe loss payments in 2003 as compared to 2004. Net cash used in investing activities was $13.3 million and $46.1 million for the nine months ended September 30, 2004 and 2003, respectively as the level of investment security purchases decreased during the current quarter, offset by decreases in security sales, and the level of cash paid for acquisitions decreased. Net cash used in financing activities was $5.1 million and $4.2 million for the nine months ending September 30, 2004 and 2003, respectively. In 2003, the increased repayment of FHLB borrowings were the main factor in the use of cash whereas in the current quarter, higher levels of the withdrawal of insurance deposits, offset by cash overdraft were the most significant factors.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46R “Consolidation of Variable Interest Entities - Revised” (“FIN 46R”). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The effective date of FIN 46R is March 31, 2004. However, FIN 46R was applicable to entities that are considered special-purpose entities as of December 31, 2003. The application of FIN 46R had no effect on our Consolidated Financial Statements as of December 31, 2003.

In April 2003, the Derivatives Implementation Group of the FASB issued DIG B36. DIG B36 requires the bifurcation of potential embedded derivatives within modified coinsurance and funds withheld coinsurance agreements in which the terms require the future payment of a principal amount plus a return based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets. The effective date of the implementation guidance in DIG B36 was for the first fiscal quarter beginning after September 15, 2003 and was to be applied on a prospective basis. On October 1, 2003, the Company adopted DIG B36. In connection with the adoption of DIG B36, the Company elected to reclassify to trading securities the investments, which are held in a separate trust, supporting a funds withheld treaty. In addition, the Company recognized a cumulative effect from the adoption of DIG B36 in the fourth quarter of 2003 of $(1,167) (net of $628 in taxes) in connection with recording the derivatives embedded in its modified coinsurance and funds withheld coinsurance arrangements.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 provides guidance on the reporting method and presentation of separate accounts, recognition of gains and losses on the transfer of assets from the general account to a separate account, as well as several liability valuation issues related to nontraditional long-duration contracts such as universal life and annuity contracts. The provisions of SOP 03-1 became effective for the Company on January 1, 2004. In applying the provisions of SOP 03-1 to our life insurance products offered through American Founders Financial Corporation (“American Founders”), the holding company for our life insurance operations, we changed our methodology for accruing reserves on our single premium deferred annuity product to accrue reserves at the enhanced fund rate as defined within the annuity contracts. As a result of this change in methodology, we recorded a loss of $5.2 million, in the first quarter of fiscal year 2004. The charge is classified as a cumulative effect of change in accounting principle in the accompanying Consolidated Statement of Operations. The recording of this loss increased both basic and diluted net loss available to common shareholders per share by $0.15 for the nine months ended September 30, 2004.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued Financial Staff Position (“FSP”) EITF 03-1 which delayed the required implementation of guidance under paragraphs 10-20 of EITF 03-1. In September of 2005, the FASB issued FSP FAS 115-1 which nullified the requirements under paragraphs 10 through 18 of Issue 03-1 and directs companies to look to existing literature when evaluating whether the impairment is other than temporary.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Accounting for Share Based Payment, an amendment to SFAS No. 148, Stock-Based Compensation – Transition and Disclosure and a revision to SFAS No. 123, Accounting for Stock-Based Compensation.” SFAS No. 123R requires alternative methods of transition for the change to the fair value method of accounting for stock-based employee compensation and is effective as of the beginning of the first annual period that begins after June 15, 2005. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

As permitted by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. The Company plans to expense stock options using the modified prospective transition method prescribed in SFAS 123R. The modified prospective transition method requires expense to be recognized for new grants or modifications issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. The Company is currently evaluating the use of various models, as well as the necessary assumptions for calculating the impact from adoption of this standard. Based on current guidance, the Company intends to adopt SFAS 123R and begin expensing share based compensation on January 1, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Vesta’s principal assets are financial instruments, which are subject to market risks of potential losses from adverse changes in market rates and prices. Our primary risk exposures are interest rate risk on fixed maturity investments mortgages and collateral loans and annuity liabilities and equity price risk of stocks. Vesta manages its exposure to market risk by selecting investment assets with characteristics such as duration, yield and liquidity to reflect the underlying characteristics of the related insurance. There have been no material changes to the information about our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, Management carried out an evaluation under the supervision and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as of September 30, 2004 of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2004 at the reasonable assurance level, because of the material weaknesses discussed below.

Material Weaknesses In Our Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2004, management identified the following material weaknesses in the Company’s internal control over financial reporting:

1.	The Company did not maintain an effective control environment because of the following material weaknesses:

(a)	The Company did not effectively communicate the importance of controls throughout the Company or set an adequate tone around control consciousness.

(b)	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training to support the size and complexity of the Company’s current organizational structure and financial reporting requirements. Specifically, certain accounting and finance positions were staffed with individuals who did not have the appropriate skills, training, and experience to meet their responsibilities.

(c)	The Company did not maintain effective anti-fraud programs and controls. In particular, the Company did not have a consistent process for conducting background checks, which contributed to fraud being perpetrated by a member of senior management.

The control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. The Company’s failure to maintain an effective control environment contributed to each of the material weaknesses discussed in 2 through 10 below.

2.	The Company did not maintain an effective risk assessment function. Specifically, management failed to establish a formal risk assessment process designed to identify, assess and respond to control and fraud risks relevant to financial reporting. The failure to maintain an effective risk assessment function limited management’s ability to appropriately and timely respond to matters that impact the entity’s risk profile, such as entity size, complexity of operations, and degree of regulation over its activities.

This material weakness contributed to each of the material weaknesses discussed in 3 through 10 below.

3.	The Company did not maintain effective controls over the completeness and accuracy of the period end financial reporting and close processes related to financial statement consolidations, intercompany eliminations and reconciliations of sub-ledger to general ledger balances. In addition, management did not have effective review and monitoring over such processes and the documentation supporting these activities was not adequate. Further, the Company lacked standard procedures for the authorization and review of consolidation and post-closing journal entries. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2003 and 2002, for each of the quarters in the year ended December 31, 2003 and for the first and second quarter of the year ended December 31, 2004 as well as audit adjustments to the third and fourth quarter financial statements for the year ended December 31, 2004 to correct significant accounts and disclosures.

4.	The Company did not maintain effective controls over vendor setup for the corporate accounts payable system. Specifically, the Company did not maintain a process to independently confirm the validity of vendors prior to such vendors being placed in our accounts payable system to receive payment. This control deficiency resulted in an audit adjustment due to the misappropriation of company funds by the Chief Information Officer. In addition, an individual within the Claims department was able to exploit this control and misappropriate company funds.

5.	The Company did not maintain effective controls over the review and evaluation of the recoverability of goodwill. Specifically, management did not maintain effective controls over the review of the periodic evaluation of the carrying amount of goodwill attributable to the Homeowners reporting unit. This control deficiency resulted in errors in the underlying analyses supporting the goodwill impairment evaluation related to (i) the calculation of the discounted cash flow projections and (ii) the calculation of the actuarially determined catastrophe losses.

6.	The Company did not maintain effective review and monitoring controls over the accuracy of ceded reinsurance balances. Specifically, certain ceded reinsurance balances subject to manual input were not accurately and completely entered into the general ledger. This control deficiency resulted in an audit adjustment to correct ceded reinsurance balances in the third quarter of 2004.

7.	The Company did not maintain effective controls over the accuracy of the reinsurance receivables. Specifically, certain reinsurance receivables were not considered in the analysis of the reserve for uncollectible accounts. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2003 and 2002, for each of the quarters in the year ended December 31, 2003 and for the first and second quarters of the year ended December 31, 2004 as well as audit adjustments to the third quarter financial statements for the year ended December 31, 2004 to correct ceded reinsurance balances.

8.	The Company did not maintain effective controls over evaluating it rights and obligations for certain reinsurance contracts at its life insurance subsidiary. Specifically, management failed to establish effective controls over certain third party investments held by the Company under a funds held reinsurance agreement and incorrectly recorded realized gains and losses in its statements of operations related to the sale of investments that belonged to a third party. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2003 and 2002, for each of the quarters in the year ended December 31, 2003 and for the first and second quarters of the year ended December 31, 2004, to correct realized gains and reinsurance balances payable.

9.	The Company did not maintain effective controls over the estimation and monitoring of gross insurance reserves for certain discontinued product lines. Specifically, the Company did not have procedures in place to ensure changes in the estimation of life expectancy and other assumptions critical to the calculation were accurate, complete and timely considered in the determination of the gross reserve estimates. This control deficiency resulted in an audit adjustment to the third quarter 2004 financial statements to correct gross insurance reserves and reinsurance recoverable.

10.	The Company did not maintain effective controls over access to programs and data. Specifically, certain of the Company’s personnel had unrestricted access to various financial application programs and data beyond the requirements of their assigned responsibilities. Furthermore, there were no effective controls in place to monitor user access. This control deficiency did not result in an audit adjustment or material misstatement to the Company’s 2004 interim or annual consolidated financial statements.

Management’s Remediation Initiatives and Interim Measures

The Company has determined that it would strengthen its internal control over financial reporting by (i) making personnel and organizational changes, (ii) improving communications and reporting, (iii) improving monitoring controls, and (iv) simplifying and improving financial processes and procedures. Certain measures to strengthen internal control over financial reporting have been completed or are in process of being completed between January 1, 2005 to the date of the filing of this Annual Report on Form 10-K as follows.

Completed:

•	Consolidated certain functions into our corporate office. Moving all companies onto the same general ledger system;

•	Establishing a requirement that the finance director of each operating subsidiary that maintains a general ledger confirm on a quarterly basis that all balance sheet accounts for which he or she has responsibility have been reconciled accurately and on a timely basis;

•	Implementing a formal process for conducting background checks on all prospective new employees.

•	Developing a consolidation checklist to be used for quarterly and annual consolidations;

•	Establishing a Reserve Committee comprised of claims administration, actuarial services, operations and finance to review insurance and ceded reinsurance reserves;

•	Establishing a committee to review all reinsurance agreements and contractual obligations to determine the appropriate accounting for such agreements;

•	Establishing controls over new vendor setup including review of Dunn and Bradstreet reports and other independent verification as well as designated manager approval;

In-Process:

•	Establishing a requirement that each manager responsible for a reinsurance account reconciliation certify, on a monthly basis, that such account has been accurately reconciled;

•	Enhancing review and sign off procedures for month end journal entries and analyses used in the preparation of financial statements;

•	Establishing an independent review of adjusting closing consolidation and intercompany elimination entries, exceeding specified amounts, by the Chief Financial Officer and Corporate Controller;

•	Reorganizing the accounting function and increasing accounting staff and upgrading technical capabilities of individuals within the finance function through the hiring of credentialed accountants (including temporary personnel and consultants) from outside the Company;

•	Establishing a formalized process to review the collectibility of all ceded reinsurance balances on a quarterly basis;

•	Reviewing accounting policies and procedures, and where appropriate making modifications.

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

On March 1, 2004 the NRMA panel ruled in favor of NRMA and as a result, the Company incurred a charge of $33.5 million to its 2003 fourth quarter earnings. While the NRMA ruling did not set a binding precedent regarding Vesta’s other arbitrations and while there are distinct facts and circumstances underlying and affecting our billing disputes with the other participants, for financial reporting purposes, the Company incurred a charge to its recoverable from the other treaty participants of $30.1 million in the fourth quarter of 2003 to record the recoverable at the Company’s best estimate of realizable value. On March 4, 2004, Vesta filed a motion to vacate this arbitration award in the United States District Court for the Northern District of Alabama, Southern Division. The grounds for this motion was the evident partiality of the neutral umpire. On May 5, 2004, the court issued an order granting Vesta’s request for limited discovery and set an evidentiary hearing on Vesta’s motion to vacate the arbitration award for August 25, 2004. During the second quarter of 2004, this matter was settled by the parties for a payment of $25 million by Vesta to NRMA. As a result of the settlement, the Company recorded a reduction to litigation and billing dispute settlements of $3.8 million in the second quarter of 2004. Vesta made such payment in July of 2004 and cancelled the letters of credit of $29.8 million related to the NRMA arbitration.

During the third quarter of 2004, Dorinco’s portion of this billing dispute was settled by the parties for an agreed payment of $12 million by Dorinco to Vesta. As a result of the settlement, the Company recorded a reduction to litigation and billing dispute settlements, the line item in which the original charge was classified, to reflect a decrease of $3.1 million in the necessary valuation allowance as of September 30, 2004. Vesta received such payment in October of 2004.

The hearing on the merits of the arbitration with Alfa was scheduled for May, 2003, however on April 21, 2003, Alfa filed a lawsuit against Vesta Fire in the state court in Montgomery, Alabama seeking a declaration from the court on certain procedural and organizational matters and requesting that the court stay the arbitration proceedings during the pendency of the litigation in state court in Alabama. On April 24, 2003, the court issued a temporary restraining order staying the proceedings in the on-going arbitration in order to maintain the status quo until the merits of Alfa’s petition could be heard and determined. After the hearing in the Circuit Court of Montgomery County on December 8 and 9, 2003, the court decided the procedural and organizational matters partially in favor of the Company and partially for Alfa. The hearing was rescheduled for the weeks of March 7th and March 14th, 2005. However, on February 25, 2005, the dispute was settled by the parties for a payment of $4.1 million to Alfa. As a result of the settlement, the Company recorded a $5.6 million favorable change in the previously recorded liability in the third quarter of 2004.

Muhl vs. Vesta is a case in the Supreme Court of the State of New York, County of New York, brought by the Liquidator of Midland Insurance Company (“Midland”), claiming recoveries under two alleged retrocession agreements (Pool I and Pool III) between Midland and Interstate Fire Insurance Company, Vesta’s predecessor in interest. The plaintiff is seeking approximately $22.0 million in damages comprised of approximately $16.0 million of claims and approximately $6.0 million of interest on paid claims. During the third quarter of 2004, the court ruled that the case would be bifurcated with separate trials on Pool I and Pool III. The trial on the issue of the existence, terms and conditions of Pool III commenced on November 1, 2004. On November 8, 2004 a verdict was reached in favor of the plaintiff that Pool III does exist. At the request of the plaintiff, we agreed to enter mediation to attempt to resolve the issues of breach of contract and damages.

Based on the ruling on the existence of Pool III, the agreement of the parties to enter formal mediation and advice of outside counsel, the Company originally recorded a loss of $14.5 million in the third quarter of 2004. While settlement was not reached at the mediation, the parties settled the case on December 8, 2004 by Vesta agreeing to pay $16.5 million to Midland Insurance Company to fully settle Pool I and III. It was agreed that the payment would be made on the later of 45 days from December 8, 2004 or 15 days after the settlement is approved by the court hearing jurisdiction of the liquidation of Midland. Court approval was received on February 23, 2005 and the payment was made on March 10, 2005. The $16.5 million settlement, net of $2.0 million of reinsurance, is reflected as a loss from discontinued operations in the third quarter of 2004.

Vesta vs. New Cap Re is an arbitration against an Australian reinsurer, to collect reinsurance recoverables pursuant to two accident year excess of loss ratio reinsurance agreements. In the arbitration, New Cap Re challenged Vesta’s earlier draw on a Letter of Credit for $7.5 million, which was held in connection with one of the two contracts. Shortly after the arbitration commenced, New Cap Re became the subject of insolvency proceedings in Australia and an ancillary proceeding in the U.S. Bankruptcy Court in New York. The Bankruptcy Court stayed all pending litigation and arbitration against New Cap Re, and we appealed that ruling to the Southern District of New York, and ultimately to the U.S. Court of Appeals for the Second Circuit, which affirmed the Bankruptcy Court’s stay of the arbitration against New Cap Re. Hence, our efforts to recover losses of approximately $12.5 million as well as New Cap Re’s efforts to challenge the earlier draw on the $7.5 million Letter of Credit by us are stayed and the Company’s options may be limited to seeking adjudication of the dispute in Australia.

On September 5, 2002, New Cap Re served us with an Application pursuant to Section 588FF of the Australian Corporations Act seeking an order directing us to pay New Cap Re and its liquidator $1.3 million that Vesta allegedly received as an “unfair preference” and/or arising out of an “uncommercial transaction,” as those terms are defined by the Corporations Act. We filed a Notice of Appearance on October 31, 2002. The liquidator filed a Statement of Claim on August 13, 2003, and the Company filed its defense on December 18, 2003. Document discovery has commenced and is ongoing. Given the status of these proceedings, management believes no reserve is necessary related to the September 5, 2002 complaint. As of December 31, 2003, we had recorded a valuation allowance of approximately $9.9 million related to the $12.5 million of losses ceded to New Cap Re. Based on the updated information from the New Cap liquidator regarding the financial condition of New Cap, we increased the valuation allowance by $1.4 million in the third quarter of 2004 and reflected such charge as a component of operating expenses in our standard property and casualty segment.

Liberty National Life Insurance Company (“LNL”) vs. Vesta Fire was a breach of a contract and declaratory judgment action brought by LNL claiming recoveries for 7.5% of premiums collected, commissions paid to their agency force, and approximately $27 thousand in expenses incurred by LNL for conversion of the industrial fire business to in-house handling by Vesta Fire, under a marketing and administrative services agreement. The Court granted summary judgment in favor of LNL which was appealed by Vesta Fire. After the summary judgment was upheld by the appeals court, Vesta Fire paid the part of the judgment that stated a monetary amount. LNL filed an action to enforce the entire judgment and after a ruling adverse to Vesta Fire in that case the parties agreed to settle the case in the second quarter of 2005 by Vesta Fire agreeing to pay approximately $4.0 million to LNL. As a result of the settlement, the Company recorded a loss from discontinued operations of $3.6 million in the third quarter of 2004.

Vesta Fire vs. Employers Reinsurance Corporation (“ERC”) is an arbitration filed in July, 2005 by Vesta Fire against ERC for its failure to pay balances properly owed Vesta Fire pursuant to several Excess of Loss Reinsurance Agreements (“Reinsurance Agreements”). Vesta Fire is seeking recovery of approximately $2.0 million, plus costs and attorneys fees. ERC claims certain offset amounts under the terms of the 1999 acquisition of the management agreement for Vesta County Mutual Insurance Company (“Acquisition Agreement”), specifically under a Loss Portfolio Transfer (“LPT”) Agreement attached to the Acquisition Agreement. The Company contends the LPT Agreement is not a reinsurance agreement, so any offset against ERC’s reinsurance obligations is improper.

In August 2005, ERC notified Vesta Fire that it was demanding arbitration pursuant to the Loss Portfolio Transfer (“LPT”) agreement. ERC seeks a declaration that it is owed approximately $2.5 million. ERC is also seeking to consolidate its arbitration with the arbitration demanded by Vesta Fire under the Reinsurance Agreements. The Company is opposing consolidation of the two arbitrations and has filed a declaratory judgment action in Federal Court in Dallas, Texas, seeking an adjudication that the statute of limitations has expired on any claim ERC may have under the Acquisition Agreement or the LPT. At the organizational meeting of the arbitration panel on February 28, 2006, the panel ruled that it would bifurcate the arbitration, with phase one to resolve the threshold issue of whether the LPT is a reinsurance agreement that would support ERC’s claim for offset. Discovery has begun for that hearing which is currently scheduled for November 2006. Management recorded a realized loss of $1.2 million in connection with this arbitration in the third quarter of 2004 to reflect the uncertainty regarding this case.

Shelby Casualty Insurance Co., f/k/a/ Federal Kemper Insurance Company (“Shelby”) vs. Lumbermens is an arbitration against Lumbermens Mutual Insurance Company (“Lumbermens”), an affiliate of Kemper Insurance Co. (“Kemper”), to collect a reinsurance recoverable pursuant to Kemper Inter-Company Reinsurance Agreement No. 204 (“Agreement No. 204”). In July 2005, Shelby, a wholly owned subsidiary of Vesta, notified Lumbermens that it was demanding arbitration because of Lumbermens’ failure to pay balances of approximately $4.0 million owed under Agreement No. 204. In the arbitration, Shelby is seeking to recover 100% of all outstanding losses and loss adjustment expenses related to certain asbestos claims and losses, plus interest, costs and attorney fees. Lumbermens contends that the asbestos related claims are not covered under Agreement No. 204.

Management believes that all losses and expenses relating to these asbestos claims are properly ceded to Lumbermens pursuant to Agreement No. 204. Both parties have named their respective arbitors who have recently selected an umpire, and the organizational meeting is scheduled for June 1, 2006. Management established a $12.2 million valuation allowance related to balances due the Company from Lumbermens. Of the $12.2 million valuation allowance, approximately $2.0 million of this balance relates to the aforementioned arbitration. The remaining $10.2 million valuation allowance was recorded related to the deterioration of the financial condition of Lumbermens. The entirety of the $12.2 million valuation allowance was recorded in the third quarter of 2004 as a component of operating expenses in our standard property and casualty segment.

Insurance Ventures, Inc. (“IV”) vs. Vesta Fire Insurance Corporation, et al. is a lawsuit brought against Vesta Fire in Sacramento County, California for $20 million in damages. In late 2003, Vesta Fire conducted an audit of accounts of IV who, at the time, was a managing general agent of Vesta Fire. The audit discovered a premium deficiency of approximately $2.5 million. In January 2004, Vesta Fire sent written notice to IV suspending their authority to conduct business on behalf of Vesta Fire and demanding payment of approximately $2.5 million in missing policyholder premiums. IV responded by filing suit against Vesta Fire and two corporate officers asserting fraud, constructive trust, unjust enrichment, misrepresentation, negligence, breach of contract and accounting. Their lawsuit alleges that Vesta Fire knew that a downgrade of the financial strength rating of Vesta Fire by A.M. Best was imminent and that Vesta Fire concealed that knowledge at the time it signed a General Agency Agreement with IV. IV further contends that Vesta Fire intended to take IV’s book of business when it suspended its authority and continued to collect premiums from policyholders in the program. Management believes that IV’s lawsuit in state court is without merit, and is merely an attempt to divert attention from its own breaches of fiduciary duty and breaches of contract which are the subject of a federal lawsuit filed by Vesta, discussed below. Pre-trial motions in this case were heard during the week of May 15th, and the trial commenced on May 22nd. We expect the trial to continue into June of 2006.

In February 2004, Vesta Fire filed suit against IV and certain of its principals in the United States District Court for the Eastern District of California alleging fraud, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, mishandling of fiduciary funds, conversion and failure to account for commingled funds. Vesta Fire is seeking approximately $2.5 million in missing premiums, $1.3 million for losses on policies produced by IV without authority, plus punitive damages, attorney fees and costs. IV filed an answer and counterclaim alleging the same facts and circumstances that gave rise to its lawsuit against Vesta Fire in state court, discussed above. On February 9, 2006, the District Court granted Vesta’s motion for partial summary judgment, finding that IV had breached its fiduciary duties to Vesta in a number of respects and also breached its contract with Vesta in a number of respects. The remaining issues and damages are expected to be adjudicated at the trial of this case, which is scheduled to commence September 26, 2006.

Also, in March 2005, Vesta Fire filed a separate action against other involved parties in the IV related transactions seeking additional damages. On October 5, 2005, the Company reached a settlement with these parties collectively for a $2.0 million payment to the Company. The impact of this settlement will be recorded in the fourth quarter of 2005.

Richard V. Forrest vs. Hawaiian Insurance & Guaranty Company, Ltd., (“HIG”) et al. is a lawsuit brought against HIG for breach of implied covenant of good faith and fair dealing. The plaintiff obtained a default judgment in the amount of approximately $35 million against a person formerly insured by HIG, and the issue is whether the defaulting defendant was insured by HIG at the time of the accident that gave rise to the default judgment. On January 31, 2006, the Superior Court of California granted summary judgment in favor of HIG, ruling that the defaulting defendant was not insured by HIG on the date of the accident. Although the plaintiff has appealed this ruling, we believe the likelihood of success of such an appeal is remote. Any exposure (including costs of defense and judgments) HIG may have in this case is ceded to Affirmative Insurance Company (“Affirmative”) under a 100% quota share reinsurance agreement.

Indemnification Agreements and Liability Insurance

Pursuant to Delaware law and our by-laws, we are obligated to indemnify our current and former officers and directors for certain liabilities arising from their employment with or services to Vesta, provided that their conduct complied with certain requirements. Pursuant to these obligations, we have been advancing costs of defense and other expenses on behalf of certain current and former officers and directors, subject to an undertaking from such individuals to repay any amounts advanced in the event a court determines that they are not entitled to indemnification. During the year ended December 31, 2004 and 2003, funding of such expenses was less than $0.1 million per year.

Other

Our subsidiary, American Founders Financial Corporation (“American Founders”), is a defendant in a lawsuit in the United States Bankruptcy Court for the Southern District of Texas brought by the trustee of the bankruptcy estate of IFS Holdings, Inc. – the former holder of American Founders’ series A and C preferred stock – alleging that American Founders purchased its Series A and Series C preferred stock from IFS Holdings, Inc. for less than “reasonably equivalent value,” and, therefore, engaged in a voidable fraudulent transfer. The trustee’s lawsuit alleges damages equal to the difference between the “face value” of the preferred stock and the cash amounts paid therefore in certain redemption transactions, as well as other exemplary damages. American Founders believes that (i) the “face value” of the preferred stock in question bears little or no resemblance to its reasonable fair value, (ii) that the redemption transaction was for reasonably equivalent value; and (iii) that the allegations brought against it in this lawsuit are without merit. American Founders’ sale of its operating subsidiaries in September of 2005 did not relieve its potential exposure in this lawsuit.

Discovery is complete, and motions for summary judgment have been filed but not yet ruled upon. Trial may be set in June or July, 2006, depending on the court’s trial calendar. Based on its most recent amended complaint, plaintiff appears to be claiming damages in excess of $64 million, although plaintiff’s calculations appear to contain errors and duplication. AFFC is vigorously contesting the claims made by the plaintiff and does not believe plaintiff suffered any damages as a result of the transactions about which plaintiffs complain. To the contrary, AFFC contends that plaintiff received more than reasonably equivalent value for the preferred stock which was the subject of those transactions. In the opinion of management, the resolution of the lawsuit should not result in any award of damages to plaintiff. However, given the amount of damages claimed by plaintiff, an unfavorable finding by a jury in the trial of this case could result in an award of significant damages which could have a material adverse effect on our financial position, statement of operations and cash flows.

Vesta and two former officers of Vesta are defendants in a lawsuit styled James H. Cashion, Jr. d/b/a American Health Underwriters v. Vesta Insurance Group, Inc., et al. Plaintiff, a former general agent of our subsidiary States General Life Insurance Company, which we purchased in 2001 and disposed of in 2003, alleges that the defendants engaged in an actionable civil conspiracy to tortiously interfere with his agency contracts. The civil conspiracy claim is premised, in part, on certain payments made to these two former officers of Vesta by another agent who replaced Mr. Cashion. The plaintiff is seeking actual and punitive damages. Vesta denies tortiously interfering with plaintiff’s agency contract, believes the claims asserted against it have no merit, and is vigorously defending this lawsuit. The trial court denied the Company’s motion to compel arbitration, which decision was appealed to the Texas Supreme Court. The Texas Supreme Court recently ruled in the Company’s favor and has compelled arbitration. The plaintiffs have petitioned the Texas Supreme Court for reconsideration of their ruling. Discovery has been stayed pending resolution of this appeal. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on our financial position statement of operations or cash flows.

As discussed further in Note J, the Company transferred Affirmative Insurance Company and Insura Insurance Company to Affirmative effective December 31, 2003. In addition, the Company entered into a reinsurance agreement with these insurance companies to cede all of the non-standard automobile underwriting results effective December 31, 2003. However, the Company retained all losses and loss adjustment expenses incurred prior to December 31, 2003.

During 2006, the management of Affirmative notified the Company that they believed that a balance of $7.2 million was owed to Affirmative by the Company. Affirmative noted that they believed that this balance stemmed from amounts owed by the Company from the original transfer of Affirmative Insurance Company and Insura Insurance Company to Affirmative at December 31, 2003. The Company has a liability of $14.5 million recorded as of December 31, 2004 and believes that this amount is accurate based on premiums, losses, and commissions ceded to and from Affirmative and cash payments to and from Affirmative. The Company believes that the information provided from both Affirmative and third-party managing general agents, as well as the payments made to and received from Affirmative, provides the Company with adequate documentation as to the validity of our recorded balances with Affirmative as of December 31, 2004.

Vesta Fire Insurance Corporation contends that Robert Moreno, an individual doing business as Robert Moreno Insurance Services (“RMIS”), a general agency in California producing nonstandard automobile business, owes Vesta Fire approximately $1.7 million under the terms of the general agency agreement between Vesta Fire and RMIS. RMIS claims that a contingent commission payment is due them in the amount of $486,606 pursuant the terms of the general agency agreement. On February 17, 2006 RMIS filed a lawsuit against Vesta Fire and California Select Insurance Agency, Inc. wherein, RMIS alleges several causes of action including, breach of the oral contract, fraud and/or negligent misrepresentation, breach of contract, misappropriation of trade secrets, and for a declaratory judgment that RMIS’s claims are not subject to an arbitration agreement with Vesta Fire and that RMIS should be compensated according to the terms of the original general agency agreement. RMIS claims damages in excess of $30 million.

Since this lawsuit has just recently been filed, there has been no discovery taken and no final evaluation can be made as to the merits of the plaintiff’s claims. However, based on its knowledge of the facts, Management does not believe there is any merit to the plaintiff’s contentions. Vesta Fire intends to vigorously contest the claims by RMIS and does not believe RMIS suffered any damages as a result of the actions about which RMIS claims.

On February 10 2006, the Company’s board of directors replaced Norman W. Gayle, III as President and CEO. Mr. Gayle, who continues to be a director and employee of the Company, has notified the Company that he may proceed with a claim that his employment has been terminated by the Company without cause and that he is entitled to certain compensation and benefits under his employment agreement. No litigation has been yet filed.

Vesta, through its subsidiaries, is routinely a party to pending or other threatened legal proceedings and arbitration relating to the regular conduct of its insurance business. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other specified relief. Based upon information presently available, and in light of legal and other defenses available to Vesta and its subsidiaries, management does not consider liability from any threatened or pending litigation regarding routine matters to be material.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

None.

Item 6. Exhibits and Reports on Form 8-K

a)	EXHIBITS

10.1	50% Quota Share Reinsurance Agreement Effective July 1, 2004 (Filed as exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2004, filed contemporaneously herewith)

10.2	25% Endorsement No. 1 to the Quota Share Reinsurance Agreement Effective July 1, 2004 (Filed as exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2004, filed contemporaneously herewith)

31.1†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32†	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K.

Current reports were filed on Form 8-K on July 9, July 26, August 9, August 16, September 3, and September 7, 2004 in connection with press releases. A current report was filed August 12 on Form 8-K in connection with the initial public offering of Affirmative Insurance Holdings.

†	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vesta Insurance Group, Inc.

Date: May 24, 2006

/s/ John Hines
By: John Hines
Senior Vice President and Chief Financial Officer
(and in his capacity as Principal Financial Officer)