Form 10-K
period 2004-12-31
VESTA INSURANCE GROUP INC
filed 2006-05-25
CIK 911576

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 1-12338

VESTA INSURANCE GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	63-1097283
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3760 River Run Drive, Birmingham, AL	35243
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including area code:

(205) 970-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	CUSIP Number:	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	925391104	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004: $222,813,802

The number of shares outstanding of the registrant’s common stock, as of March 31, 2006, is 37,101,129.

DOCUMENTS INCORPORATED BY REFERENCE

1

Special Note Regarding Forward-Looking Statements

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning Vesta or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including, but not necessarily limited to, reinsurance recoverables, financial strength ratings, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in Vesta’s filings with the Securities and Exchange Commission, including exhibit 99.1 to this Report on Form 10-K. If any of these assumptions or opinions proves incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

2

SPECIAL NOTE ABOUT THIS REPORT

This annual report is our first regular periodic report covering periods after June 30, 2004. Readers should be aware that aspects of this annual report differ from other annual reports. First, because of the gap in our public reporting and the significant changes we have made to our business, most of the information relating to our business, commitments, contingencies, risk factors, current directors, current officers and related matters is primarily for the period between December 31, 2004 and the date of this filing. Second, this report contains a restatement of previously issued consolidated financial statements for 2003 and 2002 in addition to consolidated financial statements for 2004.

PART I

Item 1. Business

As used in this Annual Report, unless the context otherwise requires, the terms “Vesta,” “we,” and “our” refer to Vesta Insurance Group, Inc., a Delaware corporation, and its subsidiaries, collectively.

Restatement

We have restated our Consolidated Financial Statements for the years ended December 31, 2003 and 2002, including the interim periods ended March, June, September and December for 2003. We have also restated our Consolidated Financial Statements for the interim periods ended March 31 and June 30, 2004, and have revised our previously announced financial results for the third quarter of 2004.

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

In regard to the consolidation process component of the internal review, the Company determined that it was necessary to essentially reperform the consolidation of the financial statements in prior periods beginning with the consolidated balance sheet as of December 31, 2000. The reperformance of the consolidation of the financial statements was a time consuming process due to the multiple general ledger systems in place during this period, the number of acquisitions and dispositions during that time, turnover of key accounting personnel and the volume and complexities of intercompany transactions. Furthermore, the ceded reinsurance process component of the internal review required extensive time and effort due to system conversions during the period and the fact that many of the reinsurance treaties involved in the process were put into place several years ago.

The internal review has since been completed. As a result of the findings of the internal review, the Company has concluded that our prior financial statements should be restated. The restatement resulted in a cumulative reduction to stockholders’ equity of approximately $11.6 million, $9.5 million, and $9.5 million as of December 31, 2003, 2002 and 2001, respectively, and a (decrease) increase to the previously reported net losses available to common shareholders of approximately $(191) thousand and $247 thousand for the years ended December 31, 2003 and 2002, respectively.

The Company filed for the first time its Form 10-Q for the period ended September 30, 2004 on the same day as the filing of this Form 10-K for the year ended December 31, 2004. All financial information contained in this Annual Report on Form 10-K gives effect to the restatement described in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. For further information concerning these restatements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Previously Issued Financial Statements”, Item 8 “Financial Statements and Supplementary Data – Restatement of Previously Issued Financial Statements”, and Note B of Notes to Consolidated Financial Statements.

We have not amended and do not intend to amend our previously filed reports on Form 10-K for the periods ending prior to December 31, 2004, or our quarterly reports on Form 10-Q for the periods ended on or prior to June 30, 2004. For this reason, the Consolidated Financial Statements, auditors’ reports and related financial information contained in such reports for the affected periods should no longer be relied upon.

Business Overview

Vesta is a holding company whose principal assets are investments in the capital stock of a group of insurance companies that constitute the Vesta Insurance Group. Vesta was incorporated in Delaware on July 9, 1993 as the holding company for the property and casualty insurance subsidiaries of Torchmark Corporation. In November 1993, we completed an initial public offering of our common stock, with Torchmark retaining 25% of our shares. Torchmark divested its holdings of our shares in June 2000. Vesta’s common shares were traded on the New York Stock Exchange under the symbol “VTA”. On January 5, 2006, the New York Stock Exchange suspended the trading of our common shares. Subsequent to that date, quotations for our stock price are available from the Pink Sheets quotation service under the symbol “VTAI”.

In 2004, we conducted business in three areas of the personal insurance industry: standard property and casualty, non-standard automobile and life. We report the financial information of these three areas of personal insurance according to five business segments: (1) standard property-casualty insurance; (2) life insurance; (3) non-standard underwriting; (4) non-standard agency; and (5) corporate and other. We divested our non-standard underwriting and non-standard agency segments in 2004 through an initial public offering. We conduct our principal operations through Vesta Fire Insurance Corporation, a wholly-owned subsidiary domiciled in Illinois. In 2004, Vesta’s consolidated revenue was approximately $472.1 million.

Our largest business segment in terms of revenue is the standard property-casualty segment, where we underwrite or sell personal automobile and residential property insurance through approximately 2,600 independent insurance sales agencies. In 2004, the standard property-casualty segment generated approximately $237.0 million of revenue, or approximately 50.0% of consolidated revenue.

Key measures of performance for our standard property-casualty segment are the combined and surplus leverage ratios. The combined ratio reflects the total expenses associated with our underwriting operations (including loss costs, loss adjustment expenses and other unallocated operating expenses) as a percentage of total earned premium and policy fees during the same period in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). It is important to note that our calculation of the combined ratio excludes any investment income earned on the property-casualty investment portfolio. We feel that calculating the combined ratio in this manner better reflects the true underwriting results of our standard property-casualty segment, irrespective of the performance of our investment portfolio.

The surplus leverage ratio reflects the standard property and casualty and non-standard automobile net written premiums relative to statutory surplus at the end of the period. The following table sets forth, for the years indicated, the combined and statutory surplus leverage ratios for our standard property-casualty business lines:

Selected Key Measures of Performance for Standard Property-Casualty Business

	2004		2003	2002
			(Restated)	(Restated)
Standard property-casualty combined ratio	156.0	%(1)	101.0%	102.5%

Standard property-casualty statutory surplus leverage ratio	6.00		2.33	2.89

(1)	The combined ratio for the year-ended 2004 includes $59.2 million of impairment charges related to the full impairment of the homeowners reporting unit goodwill. A more detailed discussion of this impairment is included later in this report.

In our life insurance segment, we acquired and administered traditional life insurance products, universal life products, fixed rate annuities, pension contracts and other similar products. In 2004, our life insurance segment generated revenue, excluding realized gains, of approximately $40.0 million, or approximately 9.0% of consolidated revenue, excluding realized gains and gain on sale of subsidiary. On September 30, 2005, our wholly owned subsidiary, American Founders Financial Corporation, sold 100% of the stock of its subsidiary, Laurel Life Insurance Company for $55.8 million in cash, net of closing costs, to Sagicor, USA, Inc. For more information concerning the above mentioned transactions, please see the “Business Strategy and Recent Developments” section starting on the following page as well as Note D to the Consolidated Financial Statements.

Our corporate and other business segment is primarily comprised of (1) investment income earned from our property-casualty investment portfolio; (2) corporate and property-casualty interest expense; (3) general corporate operating expenses; and (4) realized gains and losses from the sale of investment securities from our property-casualty investment portfolio or the repurchases of our own debt securities at a discount.

We formerly conducted business in the non-standard automobile agency and non-standard automobile underwriting industries and reported the financial information of these businesses as distinct business segments. On July 9, 2004, we completed the initial public offering of 8.2 million shares of Affirmative, our non-standard auto holding company. We retained 7.2 million shares, or approximately 42.9% of the outstanding shares of Affirmative. Our remaining ownership in Affirmative is being accounted for using the equity method beginning in the third quarter of 2004. As such, we no longer consolidate the balance sheet and statement of operations of Affirmative. Rather, we reflect our pro rata share of the equity of Affirmative on our Consolidated Balance Sheet as an invested asset and our pro rata share of the operating results of Affirmative in our Consolidated Statement of Operations as equity in net earnings of investee, net of tax. The amounts recorded as equity in net earnings of investee are included in the Corporate and Other segment for business segment reporting purposes. For more information concerning the initial public offering of Affirmative, please refer to the “Business Strategy and Recent Developments” section of this report and to Note D to our Consolidated Financial Statements. In 2005, we sold our remaining stake in Affirmative in two separately negotiated transactions. First, we sold 2.0 million shares of Affirmative common stock to Affirmative for $14.00 per share on June 1, 2005. On August 30, 2005, Vesta Insurance Group and Vesta Fire sold, respectively, 1.0 million shares and 4.2 million shares of common stock of Affirmative to New Affirmative LLC, an entity controlled by third parties, for aggregate proceeds of $77.5 million, net of closing costs. In aggregate, the Company will report a gain of approximately $11.0 million in 2005 related to these transactions. For more information concerning the above mentioned transactions, please see Note C to the Consolidated Financial Statements.

Additionally, we formerly participated in the commercial and assumed reinsurance markets, but exited these business lines in 1999 and 2000, respectively, to pursue our current strategy of focusing in the personal insurance markets. In 2002, we also exited the health insurance and consulting businesses. In our Consolidated Financial Statements, we have segregated the reporting for these discontinued operations for all periods presented. For information concerning discontinued operations, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and Note T to our Consolidated Financial Statements.

A more detailed discussion of each of our business segments is included later in this report.

As a holding company for 10 insurance subsidiaries, we hold certificates of authority to write various types of personal insurance in all 50 states and the District of Columbia. All of our insurance companies are subject to regulation by governmental agencies in the states in which we conduct business. For more information, please refer to the “Regulation” section of this report.

During 2004, each of the insurers we manage has been assigned a rating of “B” by the A.M. Best Company (“A.M. Best”). In November of 2004, A. M. Best announced that our financial strength ratings were under review with negative implications. In March of 2006, A.M. Best announced that our financial strength rating would be lowered to “C ++”, or “Marginal” as defined by A.M. Best. For more information, please refer to the “Business Strategy and Recent Developments” and “A.M. Best Rating” sections of this report.

Our Internet address is http://www.vesta.com and the investor relations section of our web site is located at www.vesta.com/vta/ir_vta.htm. We make available free of charge, on or through the investor relations section of our web site, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The investor relations section of our web site also contains information concerning any purchases and sales of our equity securities by our executive officers and directors.

The investor relations section of our web site also contains a corporate governance page where we have posted the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines, a Code of Ethics for Financial Professionals and a Code of Business Conduct and Ethics governing our directors, officers and employees. These documents are available in print upon the request of any shareholder to our Investor Relations Department. Within the time period required by the SEC and the New York Stock Exchange, we will post on our web site any amendment to our Code of Ethics for Senior Financial Officers or our Code of Business Conduct and Ethics, and any waiver granted under either of those codes applicable to our directors, executive officers or senior financial officers.

Business Strategy and Recent Developments

Much like the U.S. insurance industry as a whole, Vesta has faced a number of challenges over the past several years. In addition to industry-wide challenges such as the general decline in interest rates, weather-related and other catastrophic losses, scandals involving major U.S. corporations and increased scrutiny by state regulatory agencies, we have also been challenged by changes in key management, modifications to our financial strength ratings and extensive litigation and arbitrations primarily related to a restatement in 1998 of our financial results for 1997 and prior periods. In addition, Vesta disclosed an accounting error on November 15, 2004 and subsequently revised the estimate of the error in June 2005. Vesta first reported that the cumulative impact of that error was a $1.8 million reduction in stockholders’ equity and that it believed the error occurred prior to 2003. In the process of determining the period and nature of the error, the Company discovered additional errors. The review of the errors has been finalized and the cumulative total impact of correcting all errors reduced stockholders’ equity by a total of $10.3 million, $11.6 million, $9.5 million and $9.5 million as of June 30, 2004, December 31, 2003, 2002 and 2001, respectively.

During the last several years, we have pursued a strategy (1) to grow our market share in certain capacity constrained markets in the standard property-casualty business, (2) to enhance profitability in our target markets through sound underwriting and premium rate levels, (3) to exit certain states in which recent results and projected future results do not fit our overall growth strategy, and (4) to participate in profitable opportunities in other industry segments such as the non-standard automobile business and life insurance business. We have also endeavored to streamline operations and divest business lines that were less profitable or did not complement our strategy.

While we experienced significant and profitable growth in various personal lines businesses during the years 2000 through 2002, we also experienced significant declines in our statutory capital and surplus during the same period. These declines in capital and surplus were primarily attributable to unfavorable arbitration awards and changes in estimates of disputed reinsurance recoverable balances, reserve strengthening in our discontinued commercial and assumed reinsurance segments and increased policy acquisition costs associated with significant premium growth. This decline in statutory surplus coupled with our significant growth in premiums written are the primary reason that A.M. Best Company adjusted the financial strength ratings of our property and casualty subsidiaries from B+ (Very Good) to B (Fair) in March of 2003.

Since the A.M. Best downgrade in March of 2003, we have focused our efforts on improving our financial position while continuing to pursue a strategy of targeted growth. To address the issue of improving our financial position, we undertook a capital evaluation process in 2003. The capital evaluation was conducted throughout 2003 and resulted in certain initiatives. One such initiative was the divestiture of our health insurance operations. Additionally, in the third quarter of 2003, we began the process of combining our non-standard auto operations with our non-standard agency operations with the intent of pursuing an initial public offering of the combined operations. Furthermore, we increased our utilization of reinsurance by entering into a 50% quota share agreement in the third quarter of 2003 (“2003 50% Quota Share Agreement”) related to our residential property business in the states of Alabama, Alaska, Arizona, California, Connecticut, Florida, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas and West Virginia (“Continuing States”), representing the states in which we intended to continue to write residential property business. Finally, we began the marketing of our life insurance operations, with the intent of divesting this business.

During 2004, we continued to implement our capital improvement initiatives. The most significant capital-strengthening event during 2004 was the consummation of the initial public offering of Affirmative in the third quarter of 2004. Effective July 9, 2004, the initial public offering of 8.2 million shares of Affirmative was consummated at a price of $14 per share. Of the shares sold, 4.4 million shares were newly issued shares offered by Affirmative while we sold 3.8 million shares. Additionally, on July 26, 2004 the underwriters of Affirmative’s initial public offering exercised the over-allotment option to purchase an additional 1.2 million shares of Affirmative’s common stock at a price of $14 per share. Of the shares sold in connection with the over-allotment, 663 thousand shares were newly issued shares offered by Affirmative and we sold 562 thousand shares.

The Company received total net proceeds from these transactions of approximately $55.4 million and retained 7.2 million shares, or approximately 42.9% of the outstanding shares of Affirmative. The completion of the initial public offering resulted in the Company recording a gain of approximately $11.2 million in 2004.

The significance of the consummation of the initial public offering for Affirmative in relation to our overall financial condition is threefold. First, the separation of our non-standard auto premium writings reduced the net premium writings of our lead insurance subsidiary, Vesta Fire Insurance Corporation (“Vesta Fire”). The reduced aggregate writings have improved our statutory financial strength ratios. Secondly, our remaining ownership in Affirmative was more liquid than was previously the case. The increased liquidity allowed us to redeploy capital to better support operations, as demonstrated in the fourth quarter of 2004 when we contributed 1.47 million shares of Affirmative from our holding company to Vesta Fire. Finally, our financial condition, from a statutory perspective, improved with the increase in the carrying value of Affirmative’s common stock from a pre-IPO carrying value of approximately $11.00 per share to $16.84 per share as of December 31, 2004.

In addition to the Affirmative initial public offering, we have continued to utilize reinsurance as a mechanism to enhance our financial position. Effective June 30, 2004, we renewed our 50% quota share agreement on our residential property book of business (“2004 50% Quota Share Agreement). Furthermore, effective December 1, 2004, we entered into an additional 25% quota share agreement (“2004 25% Quota Share Agreement”) on the same book of business and on similar terms, resulting in an increase to statutory surplus of $17.2 million. Effective July 1, 2005, our property and casualty insurance company subsidiaries commuted our 2004 25% and 50% Quota Share Agreements and entered into a new 50% quota share reinsurance contract (“2005 50% Quota Share Agreement”) through June 30, 2006 on the same book of business and on similar terms as the prior agreements. Subsequently, effective December 1, 2005, the Company entered into a new 25% quota share reinsurance contract (“2005 25% Quota Share Agreement”). The 2005 Quota Share Agreement, which expires on June 30, 2006, is on the same book of business and is on similar terms as the prior agreements.

Effective July 1, 2005 to June 30, 2006, our catastrophe excess of loss reinsurance program covers losses in excess of $20 million up to $150 million per event in every state except Florida, Texas and Hawaii. In Florida, we have coverage of $75.8 million, with a 10% coinsurance requirement, from the Florida Hurricane Catastrophe Fund (the “FHCF”) in excess of $21.3 million, bringing the total coverage to $218.2 million. In Hawaii and Texas, we have coverage up to $200 million. Additionally, the 2005 quota share reinsurance agreement provides coverage for catastrophes for up to 25% of the subject earned premium, which is estimated to be $42.5 million without any per event limits.

In 2005, we consummated several transactions designed to further stabilize and improve our statutory financial strength and improve our financial flexibility. First, we sold our remaining stake in Affirmative in two separately negotiated transactions. Vesta Insurance Group, Inc. sold 2.0 million shares of Affirmative common stock to Affirmative for $14.00 per share on June 1, 2005. Vesta Insurance Group, Inc. received $27.7 million in proceeds, net of closing costs. On August 30, 2005, we sold our remaining 5.2 million shares of Affirmative common stock to an unaffiliated third party. In this transaction, Vesta Insurance Group, Inc. sold 1.3 million shares and Vesta Fire sold 3.9 million shares. We received $77.5 million in proceeds, net of closing costs. Vesta will report a gain of approximately $9.4 million in 2005 related to these transactions.

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

In addition to the sale of our remaining ownership in Affirmative in 2005, we sold our life insurance operations in the third quarter of 2005. Initially, we executed a definitive agreement to sell our life insurance operations in March of 2004. Although we received regulatory approval for the sale, the closing of the transaction did not take place and we terminated the definitive agreement in November of 2004. Subsequently, we surveyed the market for replacement buyers and on June 1, 2005, our wholly owned subsidiary, American Founders Financial Corporation, entered into a definitive agreement with Sagicor, USA, Inc. related to American Founders’ sale of 100% of the outstanding common stock of its subsidiary, Laurel Life Insurance Company. Sagicor paid approximately $55.8 million in cash, net of closing costs to American Founders on the closing date of September 30, 2005.

The sale of our life insurance operations marks a significant step in the Company’s overall business strategy and capital improvement initiatives. From a strategy perspective, the sale of our life insurance operations allows the Company to redeploy surplus to further support our ongoing standard property and casualty operations where we believe we are positioned to enhance our operating results. From a capital improvement initiative, the sale of our life insurance operations has improved our statutory surplus in 2005 by approximately $23.4 million, calculated as the difference in our net statutory carrying value on the date the sale was consumated and the proceeds received from the sale.

The final 2005 transaction involves our multi-line operations, as we entered into definitive agreements on July 25, 2005 to sell the acquisition rights to our standard and preferred private automobile, homeowners and dwelling fire books of business in the states of Pennsylvania, Tennessee and Alabama to the Donegal Mutual Insurance Company. In 2004, the gross written premium from these three states totaled approximately $53.0 million. We ceased writing new business in these states effective October 1, 2005 and renewal business will cease effective December 1, 2005. We will be compensated as a percentage of the policy premium actually written by Donegal during a 12-month period that varies by state and policy type. In addition, we determined to exit the states of Connecticut and Rhode Island and will be running off the in force business in those states in the near future. The total premium in these states was approximately $11.0 million in 2004. In total, our exit from these five states will materially reduce our leverage ratios and allow us to continue focusing on the residential property business in states where we have a larger presence.

Despite the capital improvement initiatives discussed above, we experienced significant losses in 2003 and 2004, which dampened the progress we have made towards improving our overall financial position. In 2003, the most significant of these was $65.9 million in losses recorded in the fourth quarter of 2003 related to our 1997 20% whole account quota share agreement and $18.3 million of losses in the second quarter of 2003 related to a series of hailstorms in the southeastern United States. In the third quarter of 2004, we experienced approximately $71.9 million in losses and reinstatement premiums from a series of four hurricanes in Florida and the Southeastern United States, a net charge of approximately $14.5 million related to the settlement of the Muhl lawsuit involving two retrocessional reinsurance agreements and an increase in our ceded reinsurance bad debt allowance of $15.7 million for reinsurer credit quality issues.

In addition to the losses discussed above which impacted our consolidated stockholders’ equity and statutory surplus, statutory surplus was further negatively impacted by approximately $12.1 million based on the reduction in carrying value of Vesta Fire’s investment in debt securities issued by our parent, Vesta Insurance Group, Inc. These debt securities are eliminated in consolidation in our consolidated balance sheet. As such, the reduction in the carrying value did not impact consolidated stockholders’ equity.

In 2005, the Company again experienced significant catastrophe losses. Specifically, the Company incurred gross and net losses of $91 million and $30.6 million in 2005, respectively.

Although the aforementioned capital improvement initiatives improved the capital position of the Company, the significant level of catastrophe and other losses over the past several years have served to more than offset the gains realized from the capital initiatives. As a result, Vesta Fire’s overall statutory surplus has been negatively impacted. As of December 31, 2004, Vesta Fire’s statutory surplus was $50.0 million, or approximately $10.4 million below the “Company Action Level” as defined by the NAIC. As of December 31, 2005, Vesta Fire’s statutory surplus was $76.2 million.

In November of 2004, A.M. Best announced that our financial strength rating of “B” for both Vesta Fire and American Founders Life Insurance Company was under review with negative implications. A.M. Best cited the reduction in surplus levels due to our losses from the four hurricanes and the recorded estimated loss from the Muhl lawsuit as the basis for the rating action.

In March of 2006, A.M. Best announced that our financial strength rating would be lowered to “C + +”, or “Marginal” as defined by A.M. Best. The Company believes that this rating, if maintained, will greatly erode our current premium writings levels and will negatively affect the Company’s ability to service its debt obligations. Thus, no assurances can be given that the Company’s premium levels and resulting cash flows will be sufficient to meet the Company’s obligations.

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

Accordingly, the Company, in consultation with its financial advisors, is pursuing several possible transactions to address the Company’s current financial condition. Possible transactions being considered by the Company include the following:

—	Renewal rights transactions—The Company is considering possible renewal rights transactions that would allow the Company to reduce the level of writings in certain product lines. Specifically, the Company is considering a renewal rights agreement for its standard automobile policies in West Virginia. The Company’s standard automobile policies in West Virginia, which represents approximately $20 million of annual written premiums, was excluded from the July, 2005 renewal rights transaction with Donegal. The possible consummation of this transaction would complete the Company’s exit of the multi-line market and would further reduce the Company’s overall premium writing levels.

The Company is also evaluating possible renewal rights transactions involving certain states/regions in our homeowners portfolio.

—	Raising capital—The Company is pursuing possible capital raising initiatives in the private sector geared towards improving our overall financial condition. The evaluation of these possible transactions is in the preliminary stages.

—	Asset dispositions—The Company is also evaluating possible asset dispositions, including the possible sale of certain subsidiary insurance companies. As with the possible capital raising initiatives, the Company is in the preliminary phase of analyzing which asset groups or subsidiary companies would allow the Company to maximize the increase in statutory surplus and/or reduction of written premium levels.

—	Expense reductions—In 2004, the Company began implementing certain operational consolidation initiatives aimed at reducing policy maintenance and claims adjustment costs. While these consolidation initiatives continue to be implemented, the Company is also reviewing other expense reduction initiatives, including, but not limited to, the delaying of certain information technology initiatives and facility cost reductions.

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

Finally, the sources of cash available to our holding company to pay holding company expenses, including principal and interest on outstanding indebtedness, are dividends paid by our management company subsidiary, J. Gordon Gaines, Inc., and its subsidiaries. These management companies earn management fees and attorney in fact fees paid by our insurance company subsidiaries, which are largely dependent on the amount of premium written by those companies. A significant deterioration in premium volumes could lead to inadequate cash available to our holding company to fund all of its obligations. For further information concerning our holding company obligations and sources of funds available, please refer to “MD&A—Liquidity and Capital Resources” included in this report.

Elsewhere in this document, we discuss the business and results of operations of our non-standard auto agency, non-standard auto underwriting and life insurance segments. Readers should be aware that our completed capital transactions discussed previously involve the discontinuation of our life insurance segment and a change in the significance of the results of our non-standard agency and non-standard underwriting segments and the manner in which we account for those results.

Business Segments

For 2004, we reported financial and other information according to five business segments: (1) standard property-casualty; (2) non-standard agency; (3) non-standard underwriting; (4) life insurance; and (5) corporate and other. All information included in this section should be read in conjunction with Item 7 “Management’s Discussion and Analysis Financial Condition and Results of Operations” and related notes to the Consolidated Financial Statements as presented elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2004.

Standard Property-Casualty Insurance Segment

Based upon revenue generated in 2004, our largest segment is the standard property-casualty segment. In this segment, we underwrite and sell standard residential property and automobile insurance products to targeted markets. Our standard property-casualty products are offered through a network of approximately 2,600 independent insurance agencies located in 16 states in the U.S.

The following table presents the source of gross premium written in our standard property-casualty segment (in thousands, except percentages):

Standard Property-Casualty Segment

Gross Written Premium

Year Ended December 31

	2004		2003		2002
Residential Property	$381,188	86%	$399,408	86%	$372,518	83%
Personal Auto	62,354	14%	64,946	14%	76,449	17%

Total	$443,542	100%	$464,354	100%	$448,967	100%

Our standard property-casualty segment can be separated into two categories: (1) underwriting only residential property insurance in capacity constrained states, including Texas, Florida, Hawaii, the Northeastern United States, South Carolina and California (“Residential Property Markets”); and (2) underwriting residential property and automobile insurance in states where we can profitably offer both products (“Multi-line Markets”).

Residential Property Markets

Through various subsidiaries, Vesta provides residential property insurance that we generally categorize into five geographic areas:

•	Texas

•	Florida and South Carolina

•	Hawaii and the Western region of the United States

•	Northeast region of the United States (principally New York, New Jersey and Massachusetts)

•	Multi-line markets (Pennsylvania, West Virginia, Tennessee and Alabama)

In recent years, our growth in residential property underwriting has primarily occurred in catastrophe-exposed states with capacity constraints that offer high margin potential. As a result, we have focused on increasing our presence in Florida, Texas, Hawaii, South Carolina, New York, New Jersey, California and Massachusetts.

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

In states that do not have capacity constraints—Pennsylvania, West Virginia, Tennessee, and Alabama—we strive to build effective relationships with our independent agencies in conjunction with our standard automobile product offering.

Texas—Our residential property business in Texas is written by our subsidiary, Texas Select Lloyds Insurance Company. Since the second half of 2001 at which time we wrote a minimal volume of business, we have substantially increased our volume of insurance premiums written in Texas to an annual gross written premium level of approximately $195.7 million in 2004. The primary reason for the opportunity to increase our premiums in Texas was the decision by several major insurance providers to discontinue providing new coverage in Texas because of potential exposure to claims associated with mold damage. Concurrent with Vesta’s entry into the market, a dramatic decrease in the number of providers in Texas created opportunity for us to gain new homeowners’ customers. We believe that our lack of historical business is a competitive advantage in Texas, as we were able to address the coverage and regulatory issues that drove many competitors out of the market and use this information to design more appropriate insurance coverages and products and develop more effective underwriting guidelines. For example, our policies contain a mold endorsement, which limits our mold exposure only to sudden and accidental water losses that occur during the term of our policy.

In addition, our recent entrance into the Texas market has enabled us to develop new underwriting guidelines that are sensitive to current risks and regulatory concerns. We believe that we have less exposure than many of our competitors to legal and regulatory risks arising from the use of underwriting criteria that may have been accepted practice in the past but which may come under legal or regulatory scrutiny, such as heavy reliance on credit scoring. Based on the current legal and regulatory environment in Texas, we intentionally omitted credit scoring as a component of our underwriting guidelines in Texas.

In 2004, our gross written premium in Texas declined to $195.7 million from $205.8 million in 2003. The decrease was primarily driven by modifications to our underwriting standards in Texas and increased competition.

Florida and South Carolina—In 2001, we acquired Florida Select Insurance Holdings, an insurance provider with business in Florida and South Carolina. Florida Select’s customer base was comprised primarily of former customers of the Florida Residential Property and Casualty Joint Underwriting Association (“JUA”), a state-sponsored insurer created by the Florida Legislature following Hurricane Andrew in 1992. Florida Select was established in response to an incentive program designed to encourage private carriers to assume policies from the JUA. Florida Select was one of the first companies to assume policies from the JUA. Florida Select generates new business through a wholly owned subsidiary, Florida Select Insurance Agency, Inc. In 2004, gross written premiums in Florida and South Carolina increased to $75.7 million from $72.4 million in 2003.

Hawaii and the Western region of the United States—We provide residential property-casualty insurance in Hawaii principally through The Hawaiian Insurance & Guaranty Company, Ltd., a wholly owned subsidiary. In Hawaii, we target our products to owners of middle to upper middle value residential properties. Until 2000, we primarily insured dwellings against fire and other catastrophic loss. However, in 2000, the state-sponsored insurance pool that had previously provided insurance coverage for wind and hurricane loss was disbanded and we increased the scope of our products and markets to include wind and hurricane loss. Our gross written premium for Hawaiian property business increased to $23.8 million in 2004 from $22.6 million in 2003. In California, we began offering homeowners and earthquake products through California Select Insurance Agency in early 2003. In 2004, our gross written premium decreased to $9.3 million from $16.6 million in 2003, primarily due to increased competition in this market and the continued application of our predetermined underwriting guidelines.

Northeast U.S. business—In 1998, we acquired the Property Plus book of personal lines insurance from CIGNA, which primarily insures mid-to-high value residential property in the Northeast U.S. This book of business primarily insures older homes in densely populated areas. Our spread of geographic risk reflects the location of our agency force and has resulted in a concentration of business on Long Island, New York and in the Nantucket-Martha’s Vineyard area of Massachusetts. In 2004, our gross written premium in the Northeast increased to $31.1 million from $30.7 million in 2003.

Our standard residential property lines in Florida, Texas, Hawaii, South Carolina, California and the Northeast U.S. are written in catastrophic-prone areas. We have mitigated our risk of exposure to wind and hurricane losses by purchasing reinsurance coverage from the traditional reinsurance markets. For more information, please refer to the below discussion of various reinsurance programs, in the “Reinsurance” section of this report and Note I to our Consolidated Financial Statements included herein.

Multi-line Markets—The states of Pennsylvania, West Virginia, Tennessee, Rhode Island, Connecticut and Alabama make up our Multi-line Markets. Generally, these six states had favorable loss experience. Our marketing approach in the Multi-line Markets is to bundle and sell both homeowner and auto policies to targeted individuals through our established independent agency network.

From a residential property perspective, we primarily target homeowners of dwellings valued from $100,000 to $350,000. In this market we have minimal exposure to potential hurricane and other weather related catastrophic losses. In 2004, our gross written premium in the multi-line region declined to $31.8 million from $32.8 million in 2003.

From a standard personal automobile perspective, our target market is drivers who are older than thirty-five years of age with above-average driving records. We underwrite standard auto policies with liability limits up to $500,000. Gross written premiums for the standard auto policies written in the multi-line region increased to $56.4 million in 2004 compared to $54.5 million in 2003.

On July 25, 2005, we entered into definitive agreements to sell the acquisition rights to our standard and preferred private automobile, homeowners and dwelling fire books of business in the states of Pennsylvania, Tennessee and Alabama to the Donegal Mutual Insurance Company. In 2004, the gross written premium from these three states totaled approximately $53.0 million. We ceased writing new business in these states effective October 1, 2005 and renewal business ceased effective December 1, 2005. We will be compensated as a percentage of the policy premium actually written by Donegal during a 12-month period that varies by state and policy type. In addition, we determined to exit the states of Connecticut and Rhode Island and will be running off the in force business in those states in the near future. The total premium in both of those two states was approximately $11.0 million in 2004.

Geographic Mix

The following table presents, for the year ending December 31, 2004, the principal geographic distribution of our gross premiums written in the standard property-casualty business for the states that generated gross premiums (in thousands).

Residential Property Year Ended December 31, 2004 Gross Written Premium
Texas	$195,683
Florida	64,174
Hawaii	23,835
Pennsylvania	14,766
New Jersey	13,081
South Carolina	11,544
New York	10,872
California	9,264
Massachusetts	7,129
West Virginia	7,010
Arizona	4,413
Tennessee	4,268
Alabama	4,005
Other	11,144

Total	$381,188

Standard Auto Year Ended December 31, 2004 Gross Written Premium
Pennsylvania	$21,279
West Virginia	19,863
Hawaii	5,288
Tennessee	4,796
Rhode Island	3,159
Connecticut	3,389
Alabama	3,906
Other	674

Total	$62,354

As described previously, our gross written premium during 2004 for residential property business was subject to the 2004 50% Quota Share Agreement, effective June 30, 2004, as well as the 2004 25% Quota Share Agreement, effective December 1, 2004 for our Continuing States.

In 2003 and 2004, we ceased writing standard property-casualty business in a number of states, including Alaska, Arkansas, Georgia, Illinois, Indiana, Maryland, Nevada, New Mexico, North Carolina, Ohio and Virginia (our “Discontinued States”). As anticipated, our premium volume and policies-in-force declined substantially during 2004 and the results from these states did not materially impact our net underwriting results during 2004.

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

Marketing.    Our standard property-casualty products are distributed through a network of approximately 2,600 independent insurance agencies located in 16 states across the United States. A key element of our marketing strategy is developing and maintaining relationships with select independent agents located in rural or suburban areas. We believe the products we offer in the standard property-casualty lines meet the needs of a wide range of customers who are served by local independent agents. These independent agents typically maintain close relationships with their customers and usually experience a high rate of retention, which reduces our overall policy acquisition costs.

We have established compensation programs to enable independent agents to earn competitive industry pay when new policies are written through our companies, and we support the agency force through advertising and promotions designed to create a level of awareness of the local agent and our companies. We also provide the independent agents with business-to-business technology support in order to increase productivity and reduce operating expenses.

Independent insurance agents are required to comply with strict guidelines established by Vesta and have predetermined and limited authority to bind insurance coverage from our affiliated companies. Our underwriting staff reviews all coverage implemented by the independent agents and has discretion to modify or override decisions by the agency force. Because of (1) the broad base of our independent agency force; (2) the contractual limitations on the agents’ authority to bind coverage; and (3) our disciplined underwriting review process, we believe the activities and strategy with respect to our independent agency force does not present any material risks to our overall operations.

Pricing.    The goal of Vesta’s pricing model is to have rates that are commensurate with the risk that we insure as well as rates that allow the Company to maintain underwriting results through the various insurance cycles. This pricing approach typically results in our premium rates being in the upper quartile of our target markets. We review, on an annual basis, each market and line of business to ensure rates are maintained at levels consistent with not only our historical and projected underwriting results but also our local, regional and company-wide market strategies. Over the past year, our companies received approval for 21 rate changes, which resulted in a 4.3% increase to our 2004 gross written premiums.

Our ability to modify our premium pricing is largely dependent upon obtaining approval from the various state regulatory agencies. Although we have been successful in the past obtaining premium rate changes consistent with our local, regional and company-wide pricing strategies, there can be no assurance that we will be able to obtain such approvals in the future. Furthermore, we are susceptible to possible rate reduction enacted by these regulatory agencies.

Claims.    Claims costs represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders. Claims costs include expenses required to settle all claims and losses and loss estimates for future assignments and assessments.

Claims on policies written in the Northeast, Midwest and Mid-Atlantic regions are managed by our centralized claims department. When a notice of loss is received, our claims department personnel open a claim file and establish a corresponding reserve based upon the Company’s historical loss experience. Claims are reviewed and payments are generated by employees of Vesta.

We employ a centralized litigation staff to monitor all claims-related litigation. Our philosophy and practices are designed to emphasize prompt, fair and equitable settlement of meritorious claims. Our litigation staff also is responsible for ensuring the adequacy of claim reserves and controlling claim adjustments and legal expenses stemming from claims related litigation.

Claims administration for polices written in Florida, Texas, South Carolina and California are outsourced to a third party administrator. The claims administration contract was in effect at the time of our acquisition of Florida Select. We believe the third party providing these claims administration services is well-staffed and equipped with current technology to provide cost efficient and reliable claims administration for policyholders in these states. Members of our claims management team have dedicated supervisory responsibility of this third party processor on a market-by-market basis. The current contract with this third party expires on September 15, 2006 at which time we expect to have centralized all claims administration in these states to our claims processing systems in our Birmingham home office.

Systems.    With the exception of policies written in Florida, Texas, South Carolina and California, policy issuance, billing, customer service and other facets of administration are provided through a centralized policy management information system. In recent years, we have upgraded the core infrastructure and expanded the scope of this policy management information system. Administration for policies written in Florida, Texas, South Carolina and California is outsourced to a third party administrator. The contract with this third party expires in December of 2006, by which time we expect to have centralized all policy issuance and administrative functions on a single system in our Birmingham corporate office.

We place a priority on e-commerce and have increased and intensified resources, in recent years, to exploit internet-based technology. To assist the marketing and servicing capabilities of our independent agency force, we maintain internet-based programs to provide agents with the ability to quote, enter new business, perform endorsements and perform inquiries on policies, billings and claims. We have also established a network for exchange of intra-company information that provides independent agents with ready and convenient access to product, policy and claims information. We endeavor to utilize state-of-the-art electronic technology to allow the agency force to securely conduct transactions, access information and communicate with our insurance subsidiaries.

Life Insurance Segment

We entered the life insurance business in June 2000, in an effort to stabilize our financial results and spread our company-wide risk profile to other lines of the insurance industry. Initially, Vesta purchased a 72% interest in American Founders Financial Corporation (“American Founders”), the parent company of two wholly owned subsidiaries. Our interest in American Founders was increased to 100% in February 2003 with the acquisition of all minority-held stock.

American Founders’ business consisted of the acquisition of closed blocks of life insurance products and marketing and distributing a single premium deferred annuity product. Life insurance products were sold through third party marketing firms, financial institutions and 650 independent agents located throughout 41 states and the District of Columbia. Approximately 68% of American Founders’ premiums are associated with activities in Texas, Arizona, Ohio, California and Indiana. At December 31, 2004, American Founders had in force approximately $1.9 billion in face value of life and $361 million in annuity products. In 2004, the life insurance segment generated approximately $42.1 million of revenues, including $2.2 million of realized gains.

American Founders’ acquisition growth strategy is impacted by its ability to obtain regulatory approval of proposed acquisitions and maintain a secure rating from A.M. Best. Although it has continued to generate overall profitable underwriting results, during 2002 American Founders had approximately $27 million of loans made to borrowers in Mexico that had been non-performing since late in 2001. In November 2002, A.M. Best reduced the financial strength rating for American Founders from “B+” to “B”, based largely on concerns about these loans.

In the period ending December 31, 2002, we determined that these loans were impaired and American Founders wrote off the value of the loans. The write-off of these loans reduced American Founders’ statutory surplus significantly. In an effort to restore American Founders’ surplus to an acceptable level, we increased a third party reinsurer’s coinsurance participation in substantially all of American Founders’ business from 35% to 62.5%, effective October 1, 2002. By December 31, 2003, American Founders had increased statutory capital and surplus of its operating subsidiary to approximately $37.8 million. As of December 31, 2004, American Founders statutory capital and surplus was $26.3 million. These levels of capital and surplus were comparable to the levels it had been in 2001, prior to the write-off of the loans. Despite the improvements in capital and surplus since 2002, A.M. Best announced in November 2004 that the financial strength rating of American Founders was under review with negative implications. As discussed in Note D to the consolidated financial statements, the Company sold its life insurance operations on September 30, 2005.

Marketing.    Our life insurance products are marketed through third party marketing firms, financial institutions and 650 independent agents located in 41 states and the District of Columbia. In 2004, American Founders’ chose to direct more attention to marketing its single premium deferred annuity product through national marketing firms. The average agent that represents American Founders has approximately 25 years of experience or more in the annuity business. American Founders has found that by having these highly experienced agents servicing the needs of its clients, American Founders experiences far fewer market conduct issues than would otherwise be expected.

Pricing.    Due to the current investment yield environment, American Founders continues to be focused on ensuring that its products are priced appropriately. American Founders, similar to the industry as a whole, has noted a significant tightening of profits over the past two years with the lowering of investment yields. American Founders reviews the interest crediting rates on all its products on a regular basis and when appropriate will adjust the rates if warranted and permitted under the contracts. When pricing closed blocks of business, American Founders performs extensive due diligence to ensure that its assumptions are appropriate.

Systems.    Our growth in this segment has been facilitated by our use of an efficient operating and administrating system for servicing policies. We believe our flexible systems have demonstrated the ability to efficiently assimilate and promptly provide administration for newly acquired blocks of policies and results in lower administrative costs.

Claims.    Our life insurance subsidiaries have a dedicated claims staff and customer service representatives to assist policyholders with filing claims, answering questions, and to ensure that policyholders receive the benefits to which they are entitled. Life insurance claims are usually paid promptly, often within a few days. Among other responsibilities, claims representatives verify (1) beneficiaries; (2) that a policy is current and in force; and (3) that all conditions of the policy have been met. Our insurance companies may challenge or deny a claim if the policy provisions have been violated.

Effective June 1, 2005, our wholly owned subsidiary, American Founders Financial Corporation, entered into a definitive agreement with Sagicor, USA, Inc. to sell 100% of the stock of its subsidiary, Laurel Life Insurance Company. Sagicor paid approximately $55.8 million in cash, net of closing costs to American Founders on the closing date of September 30, 2005.

Corporate and Other Segment

Our corporate and other business segment is primarily comprised of (1) investment income related to our property-casualty underwriting operations; (2) corporate and property-casualty interest expense; (3) general corporate operating expenses; (4) realized gains and losses from the sale of investment securities from our property-casualty investment portfolio or the repurchases of our own debt securities at a discount; and (5) our pro rata share of the net income from Affirmative.

Reserves

In our consolidated financial statements, we record and maintain reserves in amounts sufficient to cover the estimated ultimate liability for incurred reported and unreported loss claims for each of our property and casualty companies. The life reserves are recorded and maintained in amounts sufficient to cover future benefit payments less future premiums. Our reserves are estimates based upon actuarial and statistical projections at a given point in time of what we expect will be the ultimate settlement and administration of claims. The establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that ultimate losses will not materially exceed our estimates. We base our reserve calculations upon (1) facts and circumstances then known; (2) estimates of future trends in claims severity; and (3) other variable factors such as inflation. To the extent established reserves are later proven to be inadequate, we are required to incur a charge to earnings in order to increase such reserves. In such case, the charge to earnings is recognized in the period the reserves are increased. These adjustments could have a material adverse effect on our results of operations and financial condition. For more information, please refer to “Critical accounting policies and estimates—loss and loss adjustment expenses” section of this report and Note H to our Consolidated Financial Statements of this report.

Insurance regulators require that reserves are established to insure that adequate funds are available to pay all expected losses. In order to validate that an insurance company’s investments are sufficiently liquid to pay expected losses, the Illinois Department of Insurance (the governing authority for Vesta Fire Insurance Corporation, our primary insurance subsidiary) imposes a “reserve reconciliation test”. Generally, the reserve reconciliation test requires an insurance company to maintain a specified amount of high quality liquid assets. At December 31, 2004, the minimum level required pursuant to this test exceeded the qualifying assets of Vesta Fire Insurance Corporation by approximately $14.3 million. This shortfall is the result of funding of claims related to hurricane losses during the third quarter of 2004. As a result of this shortage, the Company developed and submitted a plan to the Illinois Department of Insurance describing how the Company planned to resolve this shortage. Our plan includes (1) dissolution of an insurance subsidiary that was not being utilized; (2) an exchange of Affirmative common stock owned by Vesta Insurance Group for non-qualifying assets of Vesta Fire; (3) the sale of our life insurance operations; (4) the commutation of our 2004 50% and 25% Quota Share Agreement and (5) the repayment of our standard property and casualty segment Federal Home Loan Bank advances. This plan was accepted by the Illinois Department of Insurance. Although all of these components of our plan were executed in 2005, catastrophe activity in 2005 was such that Management believes that Vesta Fire will again fail the reserve reconciliation test. The Company anticipates submitting a plan to the Illinois Department of Insurance as to how Vesta Fire will correct this deficiency.

For more information, please refer to the “Liquidity and Capital Resources” section of this report and Note F to our financial statements of this report.

Reserves—standard property-casualty segment

With respect to reported claims, we establish reserves in our standard property-casualty segment based upon our historical loss experience. Reserve amounts are determined by taking into account the circumstances surrounding each claim and policy provision relating to the type of loss. Reserves are reviewed on a regular basis, and as new data becomes available, the reserves are adjusted appropriately to reflect estimated ultimate losses.

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

The following table provides a reconciliation of beginning and ending property-casualty loss and loss adjustment expense (“LAE”) reserve balances, including continuing operations and discontinued operations, for the periods indicated (in thousands):

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Gross losses and LAE reserves at beginning of year	$354,359	$321,001	$281,510
Reinsurance receivable	(161,932)	(124,820)	(167,794)

Net losses and LAE reserves at beginning of year	$192,427	196,181	113,716
Increases (decreases) in provisions for losses and LAE for Claims incurred:
Current year	315,135	344,366	334,758
Prior years	(1,141)	68,278	35,486
Losses and LAE payments for claims incurred:
Current year	(203,093)	(235,185)	(198,747)
Prior years	(102,768)	(181,213)	(89,032)
Reduction from disposition of Affirmative	(43,299)	—	—

Net losses and LAE reserves at end of year	157,261	192,427	196,181
Reinsurance receivable	161,598	161,932	124,820

Gross losses and LAE reserves at end of year	$318,859	$354,359	$321,001

The following table presents the reconciliation between statutory basis and GAAP basis reserves for each of the three years ending December 31 (in thousands):

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Statutory reserves	$162,191	$186,572	$194,828
Retroactive reinsurance and other amounts	(9,949)	(7,798)	(6,648)
Loss adjustment reserves held by non-statutory subsidiaries	5,019	13,653	8,001
Gross-up of amounts recorded as reinsurance balances receivable	161,598	161,932	124,820

Reserves on a GAAP basis	$318,859	$354,359	$321,001

The following table (in thousands) presents, on a GAAP basis, the development of reserves for net unpaid losses and loss adjustment expense from 1994 through 2004 for our insurance subsidiaries, net of reinsurance recoveries or recoverables. The first line of the table presents liabilities at December 31 for each indicated year. The table reflects the estimated amounts of losses and loss adjustment expense for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to us. The upper portion of the table presents the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table presents the re-estimated amount of the previously recorded liability based upon experience as of the end of each succeeding year. The estimates are revised as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

	Year Ended December 31,
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Liability for unpaid losses & LAE	66,648	118,733	112,932	392,461	298,772	168,150	93,639	113,716	196,181	192,427	153,618
Paid (cumulative) as of
One year later	51,527	88,377	86,978	197,477	178,883	117,094	79,613	89,032	181,213	115,305
Two years later	65,360	116,388	114,704	253,109	236,301	159,777	116,925	186,715	235,420
Three years later	66,490	125,299	131,342	287,385	264,896	184,479	198,187	209,117
Four years later	72,273	137,081	137,926	297,544	281,589	256,655	224,589
Five years later	81,156	139,485	141,234	290,337	350,292	284,202
Six years later	82,336	142,180	133,046	326,156	376,927
Seven years later	84,953	144,829	137,326	351,410
Eight years later	87,482	148,487	157,962
Nine years later	90,983	169,095
Ten years later	111,570
Liability reestimated as of
End of year	66,648	118,733	112,932	392,461	298,772	168,150	93,639	113,716	196,181	192,427	153,618
One year later	61,033	127,790	99,708	391,692	276,605	162,289	127,167	168,991	264,459	191,286
Two years later	66,582	110,437	144,986	353,969	255,915	182,409	157,142	236,323	268,735
Three years later	66,713	118,657	132,761	344,726	274,838	213,163	220,091	216,623
Four years later	76,863	146,090	140,775	346,482	301,672	274,040	227,601
Five years later	88,770	144,256	147,361	353,324	363,420	283,633
Six years later	86,357	152,916	143,395	385,497	374,598
Seven years later	95,265	154,528	145,611	396,728
Eight years later	96,659	156,662	166,929
Nine years later	99,558	178,132
Ten years later	120,389
Cumulative redundancy/(deficiency)	(53,741)	(59,399)	(53,997)	(4,267)	(75,826)	(115,483)	(133,962)	(102,907)	(72,554)	1,141

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

The most significant event in 2004 that affected the development in all prior years related to our settlement of the Muhl lawsuit for $14.5 million, net of reinsurance. The net amount of the Muhl settlement is reflected in the above table as being adverse development due to the fact that no reserves existed for losses under the related reinsurance treaty at the time of the settlement. In addition, Vesta commuted various assumed reinsurance treaties in 2004 at amounts that, in the aggregate, were in excess of the recorded reserves. The combination of the Muhl settlement and treaty commutations, coupled with adverse development on the discontinued lines relating to prior accident years, resulted in approximately $16.5 million of adverse development in 2004. Offsetting this amount was the favorable development, from losses incurred prior to 2004, related to our retained non-standard automobile reserves of approximately $5.3 million and favorable development related to settlements with NRMA, Dorinco and Alfa of approximately $12.5 million.

Two significant factors occurred in 2003 that impacted the cumulative deficiency related to 2002. The first such factor involved an increase of paid losses and the liability for unpaid losses and loss adjustment expenses of $60.2 million related to reinsurance arbitrations with NRMA, Dorinco and Alfa. The $60.2 million noted previously represents the $65.9 million aggregate charge for the 1997 20 percent Whole Account Quota Share, net of interest charges. Similar to 2004, Vesta commuted various reinsurance assumed treaties in 2003 at amounts in excess of the booked reserves. The commutations, along with additional adverse development on the discontinued lines, were approximately $5.0 million in 2003, all related to prior accident years. In addition, in 2003 Vesta had slight adverse development on the homeowners line of business for accident year 2002.

In 2002, Vesta received arbitration rulings related to litigation with USF&G and NRMA. Both companies reinsured Vesta companies, and Vesta fully expected to recover all unpaid liabilities. However, as disclosed last year, the impact of these cases resulted in adverse development to Vesta of $37.2 million. The adjustments affected prior accident years.

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

Reserves—life insurance segment

Reserves for traditional life insurance contracts are generally calculated using the net level premium method based upon mortality, withdrawal and dividend assumptions and assuming investment yields of 2.5% to 6.5%. These assumptions are generally made at the time a contract is issued or at the purchase date. Our assumptions and projections are based on past experience, making allowance for possible unfavorable deviations.

Reserves for investment-type contracts are based upon (1) the contract account balance (if future benefit payments in excess of the account balance are not guaranteed); or (2) on the present value of future benefit payments (if such payments are guaranteed).

Reserves—other

In connection with reserves for certain automobile personal injury protection policies, reserves are estimated for the ultimate expected loss but are discounted for the time value of money at a rate of 3.5%. The net reserves subject to discounting are $29.3 million as of December 31, 2004.

Investments

Our consolidated investment portfolio consists primarily of investment grade fixed income securities. Using both internal and external investment managers, we manage our investment portfolio in accordance with polices and guidelines established by management and the Board of Directors. At December 31, 2004, our cash and investments totaled $857.7 million as follows (in thousands):

Type of Investment	Amount as shown on Consolidated Balance Sheet	% of Portfolio
Cash	$85,129	9.9%
Fixed maturity portfolio	649,190	75.7%
Equity securities	31,354	3.7%
Mortgage and collateral loans	8,463	1.0%
Policy loans	55,648	6.5%
Short-term and other invested assets	27,928	3.2%

Total	$857,712	100.0%

At December 31, 2004 we have pledged as collateral investments having a market value of $172.2 million to the Federal Home Loan Bank, investments having a market value of $31.3 million pursuant to certain reinsurance contracts and investments having a market value of $31.9 million deposited with certain state insurance departments. These investments are reflected in the fixed maturities portfolio in our Consolidated Balance Sheet.

The following table presents the value of our fixed maturities portfolio available-for-sale at December 31, 2004, as classified by category (in thousands):

	Amortized Cost	Fair Value
United States Government	$76,793	$76,622
Asset-backed securities	305,226	308,180
Corporate	208,647	215,104
Municipalities	48,127	49,284

Total	$638,793	$649,190

The National Association of Insurance Commissioners (“NAIC”) has established a bond rating system that assigns securities to classes referred to as “NAIC designations” that are used by insurers in preparing their annual statutory financial statements. The NAIC assigns designations to both publicly and privately traded securities. The NAIC designations range from class 1 (highest quality) to class 6. The guidelines established by our management and Board of Directors generally require that we invest in securities with a NAIC rating of class 1 or class 2. As of December 31, 2004, the Company’s invested assets included investments with a fair value of $5.3 million and an amortized cost of $5.0 million which had an NAIC rating of 3 or lower. The maturity and duration of our investment portfolio are managed to match the maturity and duration of our underlying life insurance and property-casualty reserves.

Reinsurance

We routinely purchase reinsurance in order to reduce the risk associated with all of our underwriting activities. Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) all or a portion of a risk or group of risks that the ceding company has undertaken under the insurance policy or policies it has issued. We obtain reinsurance to provide protection for catastrophic losses and reduce our net liability for individual risks. Changes or modifications to reinsurance contracts are typically negotiated annually. The renewal dates for our various reinsurance contracts are staggered; therefore, during the year, our retention, terms and coverage limits may change materially depending upon prevailing economic conditions in the reinsurance markets.

In certain reinsurance transactions, a portion of the premiums we receive are remitted to the respective reinsurer in exchange for reinsurance coverage. Initially, we pay all claims made pursuant to our policies and then seek to recover reinsured losses from the respective reinsurer. In accordance with GAAP, the amounts we expect to recover from reinsurers are reported as assets in our financial statements. In 2004, standard property-casualty gross written premiums ceded to third party reinsurers were $265.4 million, or approximately 59.8% of the gross premiums we wrote in the standard property-casualty segment.

Although a reinsurer is liable for losses to the extent of coverage to which it assumes, reinsurance arrangements do not legally discharge the principal insurer from primary liability for the full amount of a policy. Accordingly, we assess the credit quality of the third parties to which we cede business and seek to enter into arrangements with financially viable and reliable reinsurers. However, there can be no assurance regarding the ability of any of our reinsurance providers to meet their future obligations. Also, there can be no assurance that we will collect 100% of the amounts we expect to receive as reimbursement from these providers, as some reinsurers may dispute our calculation of amounts recoverable. In addition, there can be no assurance that our experienced losses will be within the coverage limits of our reinsurance arrangements. For more information, please refer to Item 7 “Critical accounting policies and estimates – reinsurance balances receivable and reinsurance recoverable on paid losses” in the Management Discussion and Analysis section of this report and Note K to our Consolidated Financial Statements of this report.

Reinsurance—quota share contracts.    From time to time, our property-casualty companies may obtain quota share reinsurance. A quota share reinsurance treaty is a reinsurance contract that provides protection on a proportional basis. Unlike a conventional “excess of loss” reinsurance contract, where reinsurers provide coverage for certain losses in excess of specified limits, under a quota share arrangement a reinsurer shares losses and certain allocated expenses in the same percentage as it shares in premiums.

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

Effective June 30, 2004, the Company commuted the 2003 50% Quota Share Agreement on a cut-off basis. Under the terms of the commutation, the Company’s insurance subsidiaries received payment for all reserves previously ceded to the reinsurers and will be responsible for any adverse development on losses that occurred on or prior to June 30, 2004 from policies subject to this agreement.

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

Effective December 1, 2004, the Company’s insurance subsidiaries entered into an additional 25% quota share agreement (“2004 25% Quota Share Agreement”). The 2004 25% Quota Share Agreement is on similar terms as the existing 2004 50% Quota Share Agreement, including the policies subject to the agreement, ceding commission and profit sharing commissions and expires on June 30, 2005.

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

Simultaneous with the commutation of the 2004 50% and 2004 25% Quota Share Agreements, the Company’s insurance subsidiaries entered into a new 50% quota share agreement (“2005 50% Quota Share Agreement”). Effective December 1, 2005, the Company’s insurance subsidiaries entered into a new quota share agreement (“2005 25% Quota Share Agreement”). Both the 2005 50% Quota Share Agreement and the 2005 25% Quota Share Agreement are effective for residential property business in our continuing states, and retains similar terms, including ceding commissions and profit sharing commissions.

Effective December 31, 2003, the Company’s insurance subsidiaries executed certain internal reinsurance contracts, the results of which were to cede all future non-standard auto earned premiums and losses and loss adjustment expenses incurred after December 31, 2003 to the insurance companies owned by Affirmative. Based on the terms of these reinsurance contracts, the Company’s insurance subsidiaries retained their non-standard auto loss and loss adjustment expense reserves as of December 31, 2003 and remain liable for any losses that occurred on or prior to December 31, 2003 as well as any subsequent development of loss and loss adjustment reserves related to those losses. The accompanying statement of operations for the year ended 2004 does not reflect any significant losses related to losses occurring on or prior to December 31, 2003.

Our reinsurance agreements, including our standard property and casualty quota share agreements, contain various provisions such as profit sharing arrangements, loss ratio limitations, and occurrence limitations that limit the reinsurers’ aggregate exposure to loss and thereby reduce the ultimate cost to us as the ceding company. These features also have the effect of potentially reducing the amount of reinsurance recoveries available to us under the various contracts. Furthermore, these reinsurance agreements do not relieve the Company’s insurance subsidiaries from its primary obligation to policyholders, as they remain liable to its policyholders to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under reinsurance contracts.

Reinsurance—exposure to catastrophic events.    In the standard property-casualty segment, our greatest risk of loss is associated with property damage caused by catastrophic events such as hail storms in Texas, hurricanes and tropical storms affecting Florida, Texas, Hawaii and the Northeast U.S. These risks are seasonal, with the greatest risk existing generally between June and November of any given calendar year. Our exposure to loss from other catastrophic events, such as tornadoes and earthquakes, is not as significant because we do not insure significant levels of property in areas traditionally affected by these types of events. Although we endeavor to reinsure a significant portion of our risk for potential catastrophic losses, there can be no assurances that losses will be maintained within the coverage limits of any reinsurance programs to which we are a party.

Our 2004 catastrophe excess of loss reinsurance program, which covers the period July 1, 2004 to June 30, 2005, provides a maximum of $200 million of reinsurance for risks in Hawaii, $270 million in Texas, and $150 million for other nationwide risks in excess of our retention of $15 million. These retention levels do not include the expenses that we would incur in the event we exceed our retention, most notably reinstatement premiums. In Florida, our current program provides $238 million of reinsurance in excess of our retention of $15 million of risk. Included in the reinsurance protection for Florida is an estimated $84.7 million of coverage in excess of $22.8 million of losses, with a 10% co-insurance requirement, from The Florida Hurricane Catastrophe Fund (the “FHCF”). This catastrophe excess of loss reinsurance program, combined with other inuring reinsurance contracts, provides reinsurance coverage sufficient to cover the probable maximum loss, or “PML,” from a 1-in-100 year weather event based on estimates of probable losses provided by Risk Management Solutions, Inc.’s RiskLink v4.2 sp1 run with demand surge, excluding storm surge.

In connection with certain catastrophe losses resulting from hurricanes occurring in the third quarter of 2004, the Company ceded losses of approximately $46.2 million to the FHCF and approximately $37.3 million to other reinsurers under our 2004 50% Quota Share Agreement and traditional excess of loss reinsurance program. As of December 31, 2004, the Company had $38.5 million of coverage left from the FHCF with a 10% co-insurance requirement. The amount of coverage from the FHCF will reset for 2005.

During February and March 2005, we purchased $35.0 million of additional catastrophe reinsurance in excess of our retention of $10.0 million for our Texas business to cover losses from all perils, particularly hail.

Effective July 1, 2005 to June 30, 2006, our catastrophe excess of loss reinsurance program covers losses in excess of $20 million up to $150 million per event in every state except Florida, Texas and Hawaii. In Florida, we have coverage of $75.8 million, with a 10% coinsurance requirement, from the FHCF in excess of $21.3 million, bringing the total coverage to $218.2 million. In Hawaii and Texas, we have coverage up to $200 million. Additionally, the 2005 quota share reinsurance agreement provides coverage for catastrophes for up to 25% of the subject earned premium, which is estimated to be $42.5 million without any per event limits.

Reinsurance—per risk coverage.    We also maintain property “per risk” reinsurance coverage through excess of loss of reinsurance agreements, which provide coverage above a stated amount of loss on individual risks. We utilize excess of loss arrangements primarily to provide reinsurance in Florida, Texas, Hawaii and the Northeast U.S. In our casualty excess of loss reinsurance program, our retention is $500,000 per loss occurrence.

Life Insurance.    In our life insurance business, we utilize reinsurance arrangements to not only acquire blocks of life business, but also as a means of ceding risk to third party reinsurers. American Founders maintains reinsurance agreements for more than $50,000 on life policies issued prior to October 24, 1990, and for more than $250,000 on life policies issued subsequent to that date. In addition, the Company will, from time to time, cede the risks associated with certain blocks of its business to other reinsurers.

Regulation

As a holding company for 10 insurance subsidiaries, Vesta holds certificates of authority to write various types of insurance in 50 states and in the District of Columbia. All of our insurance companies are subject to regulation by governmental agencies in the states in which we conduct business. The nature and extent of such regulation varies by jurisdiction, but typically involves (1) prior approval of the acquisition of control of an insurance company or any company controlling an insurance company; (2) regulation of certain transactions entered into by an insurance company with any of its affiliates; (3) approval of premium rates for many lines of insurance; (4) standards of solvency and minimum amounts of capital and surplus which must be maintained; (5) limitations on types and amounts of investments; (6) restrictions on the size of risks which may be insured by a single company; (7) licensing of insurers and agents; (8) deposits of securities for the benefit of policyholders; and (9) reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Generally, the purpose of such regulation is intended for the protection of policyholders. The Illinois Department of Insurance is leading a triennial statutory financial exam, which began in the second quarter of 2005.

Through 2005, our lead insurance company, Vesta Fire Insurance Company, as well as three of our subsidiary insurance companies were domesticated in the state of Illinois. In 2006, the Company applied for and received approval to re-domesticate these companies to the state of Texas.

In addition to the regulatory supervision of our insurance subsidiaries, we are also subject to regulation under the Illinois, Florida, Hawaii, California and Texas Insurance Holding Company System Regulatory Acts. These Holding Company Acts contain certain reporting requirements, including those requiring Vesta to file information relating to our capital structure, ownership and financial condition and general business operations of our insurance subsidiaries. These Holding Company Acts contain special reporting and prior approval requirements with respect to transactions among affiliates. During the course of a routine triennial regulatory exam, one of our state regulators identified certain transactions that had occurred in the past which had not received the prior approval required by these Holding Company Acts. Management is currently discussing these prior transactions with various state regulators and, at this time, is unable to predict what, if any, consequences or remedies that may be imposed as a result.

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

Pursuant to the formula described above, there are no actions required with respect to a company’s risk-based capital as long as risk-based capital as a percentage of authorized control level is in excess of 200%. At December 31, 2004, the total adjusted risk-based capital as a percentage of authorized control level for our principal insurance subsidiaries was 158% for the Vesta Fire Insurance Corporation and 553% for American Founders Life Insurance Company. Vesta Fire’s statutory surplus was $76.2 million as of December 31, 2005, or approximately $700 thousand below company action level. As of March 31, 2006, the Vesta Fire’s statutory surplus was $82.8 million. Although Vesta Fire’s risk-based capital was below company action level as of December 31, 2004 and 2005 which would have required the Company to submit a plan to address this deficiency, the Company’s current statutory surplus is above company action level. As the Company is currently above company action level, no plan has been submitted.

Reserve Reconciliations.    The Illinois Department of Insurance (the governing authority for Vesta Fire Insurance Corporation, our primary insurance subsidiary) imposes a “reserve reconciliation test”. Generally, the reserve reconciliation test requires an insurance company to maintain a specified amount of high quality liquid assets. At December 31, 2004, the minimum level required pursuant to this test exceeded the qualifying assets of Vesta Fire Insurance Corporation by approximately $14.5 million. This shortfall is the result of funding of claims related to hurricane losses during the third quarter of 2004. As a result of this shortage, the Company developed and submitted a plan to the Illinois Department of Insurance describing how the Company planned to resolve this shortage. Our plan includes (1) dissolution of insurance subsidiary that was not being utilized; (2) an exchange of Affirmative common stock owned by Vesta Insurance Group for non-qualifying assets of Vesta Fire; (3) the sale of our life insurance operations; (4) the commutation of our 2004 50% and 25% Quota Share Agreement and (5) the repayment of our standard property and casualty segment Federal Home Loan Bank advances. This plan was accepted by the Illinois Department of Insurance. Although all of these components of our plan were executed in 2005, catastrophe activity in 2005 was such that Vesta Fire again failed the reserve reconciliation test. The Company submitted a plan to the Illinois Department of Insurance as to how Vesta Fire will address this deficiency. The plan submitted included several of the possible transactions discussed in Note C to the consolidated financial statements.

Restrictions on dividends to stockholders and transactions between affiliates.    Transactions between Vesta and its insurance subsidiaries, including the payment of dividends and management fees to Vesta by such subsidiaries, are subject to certain limitations under the insurance laws of the governing states. The insurance laws of Illinois, where Vesta Fire is domiciled, permit the payment of dividends out of earned statutory surplus in any year when, together with other dividends or distributions made within the preceding 12 months, such payments do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income of the preceding year. Furthermore, larger dividends are payable only after receipt of prior regulatory approval. The Illinois Insurance Department has taken the position that these limitations also apply if an insurer has negative or zero “unassigned funds” on its annual statement. Because of these limitations, Vesta Fire may not be able to declare and pay a dividend for the foreseeable future without prior approval from the Illinois Department of Insurance. For further discussion, please refer to the Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” section of this document.

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

Based on our statutory results for 2003 and 2004, we have seen our IRIS ratios unfavorably vary from the normal range. The unfavorable variances were predominantly a result of (i) significant declines in surplus levels due to unfavorable arbitration charges and significant catastrophe activity over the last two years, (ii) the significant decline in net writings in the current year due to the divestiture of Affirmative, and (iii) Vesta Fire’s level of investment in its subsidiary statutory insurance companies.

Various state insurance regulators have indicated concerns regarding our subsidiary insurance companies’ financial condition and operating performance. These state regulators have informed the Company that the failure of the Company to secure an improved financial condition could likely result in adverse regulatory action, including but not limited to regulatory supervision of the applicable insurance subsidiaries. Regulatory supervision of the insurance subsidiaries would likely have a material adverse impact on the Company’s premium volumes as well as its ability to secure reinsurance. Such an occurrence would result in a significant decrease in the Company’s cash flows and would negatively impact the Company’s ability to meet its contractual obligation, including the Debentures and the Capital Securities.

A.M. Best Rating

The A.M. Best Company rates insurance companies based upon factors of concern to policyholders, including a company’s financial strength and ability to meet its obligations to policyholders. Under the A.M. Best rating system, a “B+” is the minimum rating necessary to maintain classification as “secure”. Many financial institutions require insurance with companies rated at least “B” or “B+” in connection with mortgage loans, and many independent insurance agents limit their field of carriers with which they will do business to “B” or “B+” or better rated carriers. Because we have grown our presence in the homeowners markets significantly since 2001, these financial strength ratings have become increasingly important to our standard property and casualty segment.

In November 2002, A.M. Best reduced the financial strength rating for American Founders, our life insurance subsidiary, from “B+” (Very Good) to “B” (Fair), based largely on concerns about the collectability of approximately $27 million of loans held as assets by American Founders. Four months later, we received notification from A.M. Best that it had decided to adjust the financial strength ratings of our property and casualty insurance subsidiaries from “B+” to “B”.

In November of 2004, A.M. Best announced that our financial strength rating of “B” for both Vesta Fire and American Founders Life Insurance Company was under review with negative implications. A.M. Best cited the reduction in surplus levels due to our losses from the four hurricanes and the loss from the settlement of the Muhl lawsuit as the basis for the rating action.

Following A.M. Best’s announcement, we took two actions in 2004 to enhance our statutory surplus. First, our holding company contributed 1.47 million shares of Affirmative common stock to Vesta Fire in November 2004, having a current market value of approximately $25 million. Second, we increased our quota share reinsurance on our residential property business from 50% to 75%, (the “2004 25% Quota Share Agreement”).

In 2005, we entered into several transactions that enhanced our financial position. These include (1) the sale of our remaining ownership of Affirmative; (2) the sale of our life insurance operations; and (3) the sale of the acquisition rights of our standard and preferred private automobile, homeowners and dwelling fire books of business in Pennsylvania, Tennessee, and Alabama. However, losses incurred in 2005 from hurricane activity greatly reduced the benefits of the aforementioned transactions.

In March of 2006, A.M. Best announced that our financial strength rating would be lowered to “C + +”, or “Marginal” as defined by A.M. Best. The Company believes that this rating, if maintained, will greatly erode our current premium writings levels. See “Business Strategy and Recent Developments” for a discussion of the Company’s plans to address the downgrade.

Competition

The property and casualty insurance market is highly competitive with respect to both price and service. Our insurance companies compete with other insurance companies that sell insurance policies through independent agents as well as “direct writer” insurance companies that sell such policies directly to their customers. The largest homeowners and automobile insurance companies include The Allstate Corporation, State Farm Mutual Insurance Company and Farmers Insurance Group. These competitors have substantially greater financial and other resources than we have, and may offer a broader range of products or competing products at lower prices. In Texas, we gained market share in 2002 and 2003 primarily as a result of the decision by many of our competitors, including Allstate and Farmers, to abandon market share in Texas. These competitors have tremendous marketing reach and financial resources, and they could attempt to recapture the market share that they abandoned in prior years by aggressive marketing and pricing strategies.

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

Employees

As of January 2005, we employed 415 persons. None of our employees are represented by labor unions or subject to any collective bargaining agreements. This number represents a significant decrease from the prior year due to the Affirmative initial public offering in July 2004, whereby over 1,000 employees who were previously employed by Vesta became employees of the new Affirmative company.

Item 2. Properties

Properties

We lease approximately 115,000 square feet for our home office at 3760 River Run Drive, Birmingham, Alabama under a long-term operating lease. For our life insurance businesses, we leased approximately 25,000 square feet in Phoenix, Arizona until the sale of our life insurance operations on September 20, 2005 as discussed in Note D to the Consolidated Financial Statements. We believe our office facilities are suitable and adequate for our current and anticipated level of operations.

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

Based on the ruling on the existence of Pool III, the agreement of the parties to enter formal mediation and advice of outside counsel, the Company originally recorded a loss of $14.5 million in the third quarter of 2004. While the settlement was not reached at the mediation, the parties settled the case on December 8, 2004 by Vesta agreeing to pay $16.5 million to Midland Insurance Company to fully settle Pool I and III. It was agreed that the payment would be made on the later of 45 days from December 8, 2004 or 15 days after the settlement is approved by the court hearing jurisdiction of the liquidation of Midland. Court approval was received on February 23, 2005 and the payment was made on March 10, 2005. The $16.5 million settlement, net of $2.0 million of reinsurance, is reflected as a loss from discontinued operations in the third quarter of 2004.

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

On September 5, 2002, New Cap Re served us with an Application pursuant to Section 588FF of the Australian Corporations Act seeking an order directing us to pay New Cap Re and its liquidator $1.3 million that Vesta allegedly received as an “unfair preference” and/or arising out of an “uncommercial transaction,” as those terms are defined by the Corporations Act. We filed a Notice of Appearance on October 31, 2002. The liquidator filed a Statement of Claim on August 13, 2003, and the Company filed its defense on December 18, 2003. Document discovery has commenced and is ongoing. Given the status of these proceedings, management believes no reserve is necessary related to the September 5, 2002 complaint. As of December 31, 2003, we had recorded a valuation allowance of approximately $9.9 million related to the $12.5 million of losses ceded to New Cap Re. Based on the updated information from the New Cap liquidator regarding the financial condition of New Cap, we increased the valuation allowance by $1.4 million in the third quarter of 2004 and reflected such charge as a component of operating expenses in our standard property casualty segment.

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

Vesta Fire vs. Employers Reinsurance Corporation (“ERC”) is an arbitration filed in July, 2005 by Vesta Fire against ERC for its failure to pay balances properly owed Vesta Fire pursuant to several Excess of Loss Reinsurance Agreements (“Reinsurance Agreements”). Vesta Fire is seeking recovery of approximately $2.0 million, plus costs and attorneys fees. ERC claims certain offset amounts under the terms of the 1999 acquisition of the management agreement for Vesta County Mutual Insurance Company (“Acquisition Agreement”), specifically under a Loss Portfolio Transfer (“LPT”) Agreement attached to the Acquisition Agreement. The Company contends the LPT Agreement is not a reinsurance agreement so any offset against ERC’s reinsurance obligations is improper.

In August 2005, ERC notified Vesta Fire that it was demanding arbitration pursuant to the Loss Portfolio Transfer (“LPT”) agreement. ERC seeks a declaration that it is owed approximately $2.5 million. ERC is also seeking to consolidate its arbitration with the arbitration demanded by Vesta Fire under the Reinsurance Agreements. The Company is opposing consolidation of the two arbitrations and has filed a declaratory judgment action in Federal Court in Dallas, Texas seeking an adjudication that the statute of limitations has expired on any claim ERC may have under the Acquisition Agreement or the LPT. At the organizational meeting of the arbitration panel on February 28, 2006, the panel ruled that it would bifurcate the arbitration, with phase one to resolve the threshold issue of whether the LPT is a reinsurance agreement that would support ERC’s claim for offset. Discovery has begun for that hearing which is currently scheduled for November 2006. Management recorded a realized loss of $1.2 million in connection with this arbitration in third quarter of 2004 to reflect the uncertainty regarding this case.

Shelby Casualty Insurance Co., f/k/a/ Federal Kemper Insurance Company (“Shelby”) vs. Lumbermens is an arbitration against Lumbermens Mutual Insurance Company (“Lumbermens”), an affiliate of Kemper Insurance Co. (“Kemper”), to a collect reinsurance recoverable pursuant to Kemper Inter-Company Reinsurance Agreement No. 204 (“Agreement No. 204”). In July 2005, Shelby, a wholly owned subsidiary of Vesta, notified Lumbermens that it was demanding arbitration because of Lumbermens’ failure to pay balances of approximately $4.0 million owed under Agreement No. 204. In the arbitration, Shelby is seeking to recover 100% of all outstanding losses and loss adjustment expenses related to certain asbestos claims and losses, plus interest, costs and attorney fees. Lumbermens contends that the asbestos related claims are not covered under Agreement No. 204.

Management believes that all losses and expenses relating to these asbestos claims are properly ceded to Lumbermens pursuant to Agreement No. 204. Both parties have named their respective arbitrators who have recently selected an umpire and the organizational meeting is scheduled for June 1, 2006. Management established a $12.2 million valuation allowance related to balances due the Company from Lumbermens. Of the $12.2 million valuation allowance, approximately $2.0 million of this balance relates to the aforementioned arbitration. The remaining $10.2 million valuation allowance was recorded related to the deterioration of the financial condition of Lumbermens as more fully discussed in Note K to the Consolidated Financial Statements. The entirety of the $12.2 million valuation allowance was recorded in the third quarter of 2004 as a component of operating expenses in our standard property and casualty segment.

Insurance Ventures, Inc. (“IV”) vs. Vesta Fire Insurance Corporation, et al. is a lawsuit brought against Vesta Fire in Sacramento County, California for $20 million in damages. In late 2003, Vesta Fire conducted an audit of accounts of IV who, at the time, was a managing general agent of Vesta Fire. The audit discovered a premium deficiency of approximately $2.5 million. In January 2004, Vesta Fire sent written notice to IV suspending their authority to conduct business on behalf of Vesta Fire and demanding payment of approximately $2.5 million in missing policyholder premiums. IV responded by filing suit against Vesta Fire and two corporate officers asserting fraud, constructive trust, unjust enrichment, misrepresentation, negligence, breach of contract and accounting. Their lawsuit alleges that Vesta Fire knew that a downgrade of the financial strength rating of Vesta Fire by A.M. Best was imminent and that Vesta Fire concealed that knowledge at the time it signed a General Agency Agreement with IV. IV further contends that Vesta Fire intended to take IV’s book of business when it suspended its authority and continued to collect premiums from policyholders in the program. Management believes that IV’s lawsuit in state court is without merit, and is merely an attempt to divert attention from its own breaches of fiduciary duty and breaches of contract which are the subject of a federal lawsuit filed by Vesta, discussed below. Pretrial motions in this case were heard during the week of May 15th, and the trial commenced on May 22nd. We expect the trial to continue into June of 2006.

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

Also, in March 2005, Vesta Fire filed a separate action against other involved parties in the IV related transactions seeking additional damages. On October 5, 2005, the Company reached a settlement with these other parties, collectively for $2.0 million payment to the Company. The impact of this settlement will be recorded in the fourth quarter of 2005.

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

Indemnification Agreements and Liability Insurance

Pursuant to Delaware law and our by-laws, we are obligated to indemnify our current and former officers and directors for certain liabilities arising from their employment with or services to Vesta, provided that their conduct complied with certain requirements. Pursuant to these obligations, we have been advancing costs of defense and other expenses on behalf of certain current and former officers and directors, subject to an undertaking from such individuals to repay any amounts advanced in the event a court determines that they are not entitled to indemnification. During the year ended December 31, 2004, funding of such expenses was less than $100 thousand.

Other

Our subsidiary, American Founders Financial Corporation (“American Founders”), is a defendant in a lawsuit in the United States Bankruptcy Court for the Southern District of Texas brought by the trustee of the bankruptcy estate of IFS Holdings, Inc.—the former holder of American Founders’ series A and C preferred stock—alleging that American Founders purchased its Series A and Series C preferred stock from IFS Holdings, Inc. for less than “reasonably equivalent value,” and, therefore, engaged in a voidable fraudulent transfer. The trustee’s lawsuit alleges damages equal to the difference between the “face value” of the preferred stock and the cash amounts paid therefore in certain redemption transactions, as well as other exemplary damages. American Founders believes that (i) the “face value” of the preferred stock in question bears little or no resemblance to its reasonable fair value, (ii) that the redemption transaction was for reasonably equivalent value; and (iii) that the allegations brought against it in this lawsuit are without merit. American Founders’ sale of its operating subsidiaries in September 2005 did not relieve its potential exposure in this lawsuit.

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

Vesta and two former officers of Vesta are defendants in a lawsuit styled James H. Cashion, Jr. d/b/a American Health Underwriters v. Vesta Insurance Group, Inc., et al. Plaintiff, a former general agent of our subsidiary States General Life Insurance Company, which we purchased in 2001 and disposed of in 2003, alleges that the defendants engaged in an actionable civil conspiracy to tortiously interfere with his agency contracts. The civil conspiracy claim is premised, in part, on certain payments made to these two former officers of Vesta by another agent who replaced Mr. Cashion. The plaintiff is seeking actual and punitive damages. Vesta denies tortiously interfering with plaintiff’s agency contract, believes the claims asserted against it have no merit, and is vigorously defending this lawsuit. The trial court denied the Company’s motion to compel arbitration, which decision was appealed to the Texas Supreme Court. The Texas Supreme Court recently ruled in the Company’s favor and has compelled arbitration. The plaintiffs have petitioned the Texas Supreme Court for reconsideration of this ruling. Discovery has been stayed pending resolution of this appeal. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on our financial position, statement of operations or cash flows.

As discussed further in Note K, the Company transferred Affirmative Insurance Company and Insura Insurance Company to Affirmative effective December 31, 2003. In addition, the Company entered into a reinsurance agreement with these insurance companies to cede all of the non-standard automobile underwriting results effective December 31, 2003. However, the Company retained all losses and loss adjustment expenses incurred prior to December 31, 2003.

During 2006, the management of Affirmative notified the Company that they believed that a balance of $7.2 million was owed to Affirmative by the Company. Affirmative noted that they believed that this balance stemmed from amounts owed by the Company from the original transfer of Affirmative Insurance Company and Insura Insurance Company to Affirmative at December 31, 2003. The Company has a liability of $14.5 million recorded as of December 31, 2004 and believes that this amount is accurate based on premiums, losses and commissions ceded to and from Affirmative and cash payments to and from Affirmative. The Company believes that the information provided from both Affirmative and third-party managing general agents, as well as the payments made to and received from Affirmative, provides the Company with adequate documentation as to the validity of our recorded balances with Affirmative as of December 31, 2004.

On February 10, 2006, the Company’s board of directors replaced Norman W. Gayle, III as President and CEO. Mr. Gayle, who continues to be a director and employee of the Company, has notified the Company that he may proceed with a claim that his employment has been terminated by the Company without cause and that he is entitled to certain compensation and benefits under his employment agreement. No litigation has been yet filed.

Vesta Fire Insurance Corporation contends that Robert Moreno, an individual doing business as Robert Moreno Insurance Services (“RMIS”), a general agency in California producing nonstandard automobile business, owes Vesta Fire approximately $1.7 million under the terms of the general agency agreement between Vesta Fire and RMIS. RMIS claims that a contingent commission payment is due them in the amount of $486,606 pursuant the terms of the general agency agreement. On February 17, 2006 RMIS filed a lawsuit against Vesta Fire and California Select Insurance Agency, Inc. wherein RMIS alleges several causes of action including, breach of the oral contract, fraud and/or negligent misrepresentation, breach of contract, misappropriation of trade secrets, and for a declaratory judgment that RMIS’s claims are not subject to an arbitration agreement with Vesta Fire and that RMIS should be compensated according to the terms of the original general agency agreement. RMIS claims damages in excess of $30 million.

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

Vesta, through its subsidiaries, is routinely a party to other pending or threatened legal proceedings and arbitration relating to the regular conduct of its insurance business. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other specified relief. Based upon information presently available, and in light of legal and other defenses available to Vesta and its subsidiaries, management does not consider liability from any threatened or pending litigation regarding routine matters to be material.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related

Stockholder Matters

Price Range of Common Stock and Dividend Policy

Market Prices. Until January 5, 2006, Vesta’s common shares were traded on the New York Stock Exchange under the symbol “VTA”. On January 5, 2006, the New York Stock Exchange suspended the trading of the Company’s common stock. Subsequent to that date, quotations for the Company’s stock price are available from the Pink Sheets quotation service under the symbol “VTAI”.

Quarterly high and low market prices of our common stock in 2004 and 2003 were as follows:

Quarter Ended	High	Low
2004
March 31	$4.69	$3.04
June 30	6.62	4.41
September 30	7.13	4.23
December 31	4.80	3.50
2003
March 31	$3.20	$2.22
June 30	3.00	2.01
September 30	2.80	2.25
December 31	4.55	2.25

Holders: As of December 31, 2005, our common shares were held of record by 172 persons.

Dividend Policy and History. The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition and earnings, the capital requirements of our operating subsidiaries, legal requirements and regulatory constraints.

The dividends we paid on our common stock for the past three years were as follows (in thousands):

Quarter Ended	2004	2003	2002
March 31	$—	$892	$925
June 30	—	892	912
September 30	2,708	892	911
December 31	—	892	910

Illinois, Hawaii and Texas impose restrictions on the payment of dividends to us by our insurance subsidiaries under their regulatory authority in excess of certain amounts without prior regulatory approval. For more discussion, please refer to the Item 1 “Business—Regulation—Restrictions on dividends to stockholders and transactions between affiliates” section of this report.

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

Item 6. Selected Financial Data

The following information should be read in conjunction with Vesta’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

We have restated our Consolidated Financial Statements for each of the years ended December 31, 2003, 2002, 2001 and 2000. The restated Consolidated Financial Statements reflect the correction of accounting errors which occurred during these periods as discussed in Item 7, “Managements Discussion and Analysis of Operations and Financial Condition” and Note B to the Consolidated Financial Statements. The Selected Financial Data presented below should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition– Restatement of Previously Issued Financial Statements” and Vesta’s Consolidated Financial Statements and accompanying notes included elsewhere herein. A reconciliation of previously reported Consolidated Financial Statements to the restated Consolidated Financial Statements also follows the tables below.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share amounts)
		Restated	Restated	Restated	Restated
Statement of Operations Data *
Net premiums written	$311,818	$450,045	$546,215	$284,813	$205,454

Net premiums earned	365,761	478,355	491,806	265,816	217,002
Net Investment Income	35,287	38,515	50,616	63,334	45,903
Policy fees	25,615	35,779	19,827	7,674	4,386
Realized gains (losses)	(2,006)	7,288	(29,154)	(1,113)	(2,061)
Gain on sale of subsidiary	11,209	—	—	—	—
Agents fees and commissions	33,437	49,110	55,146	5,892	—
Other	2,742	7,311	8,382	7,803	903

Total revenues	472,045	616,358	596,623	349,406	266,133

Policyholder benefits, losses and LAE incurred	331,314	343,396	345,110	193,688	135,042
Policy acquisition and other operating expenses	178,340	235,249	256,822	126,713	98,944
Litigation settlement charge (benefit)	(12,537)	65,920	9,029	25,000	—
Gain on debt extinguishment	—	(602)	(9,793)	(1,400)	(8,077)
Impairment of goodwill	66,663	—	—	—	—
Interest on debt and deferrable capital security distributions	13,170	13,710	14,922	17,565	15,093

Total expenses	576,950	657,673	616,090	361,566	241,002

Income (loss) from continuing operations before taxes, minority interest, and deferrable capital securities distributions	(104,905)	(41,315)	(19,467)	(12,160)	25,131
Income taxes expense (benefit)	(6,547)	51,927	(7,603)	(4,455)	8,491
Equity in net earnings of investee, net of tax	(3,666)	—	—	—	—
Minority interest, net of tax	478	605	(2,479)	1,076	1,595
Deferrable capital securities distributions, net of tax	—	957	1,081	1,394	1,986

Income (loss) from continuing operations	(95,170)	(94,804)	(10,466)	(10,175)	13,059
Loss from discontinued operations, net of tax	(33,462)	(23,823)	(21,992)	(22,084)	(2,397)
Preferred stock dividend	—	—	—	(163)	(3,670)
Gain on redemption of preferred securities, net of tax	—	—	560	7,068	9,190
Cumulative effect of change in accounting principle, net of tax	(8,025)	(1,167)	—	—	—

Net income (loss) available to common stockholders	$(136,657)	$(119,794)	$(31,898)	$(25,354)	$16,182

Diluted net income (loss) from continuing operations per share	$(2.68)	$(2.72)	$(0.31)	$(0.38)	$0.54

Diluted net income (loss) from discontinued operations per share	$(0.94)	$(0.68)	$(0.65)	$(0.83)	$(0.10)

Diluted net income (loss) available to common shareholders per share	$(3.85)	$(3.43)	$(0.94)	$(0.95)	$0.67

Shares used in per share calculation	35,455	34,917	33,793	26,652	24,255
Cash dividends per share	$0.08	$0.10	$0.11	$0.09	$0.05

	Year Ended December 31,
	2004		2003		2002	2001	2000
	(in thousands, except share amounts)
			Restated		Restated	Restated	Restated
Balance Sheet Data (at end of period)
Total investments and cash	$857,712		$1,082,607		$1,159,951	$1,074,632	$1,013,756
Total assets	1,764,247		1,980,751		2,060,561	1,841,088	1,619,765
Reserves for losses, LAE & future policy benefits	1,012,570		1,033,079		999,420	976,680	923,973
Total indebtedness	105,940		105,932		85,795	109,396	91,419
Federal Home Loan Bank advances	163,837		158,811		176,793	168,729	151,444
Total liabilities	1,810,022		1,880,716		1,811,736	1,567,999	1,378,146
Deferrable capital securities	—	(1)	—	(1)	22,445	23,250	33,225
Stockholders’ (deficit) equity	(45,775)		100,035		226,380	249,839	208,394

*	As a result of Vesta’s decision to discontinue its health insurance and consulting business in 2002, its reinsurance assumed business in 2000 and its commercial business in 1999, all periods presented have been reclassified to present operations on a continuing and discontinued basis.
(1)	With the Company’s adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in 2003, the Company’s outstanding Deferrable Capital Securities are classified as liabilities in 2003 and 2004.

The following tables, presented in a condensed format, reflect the effect of the adjustments resulting from accounting errors on Vesta’s Consolidated Balance Sheets and the Consolidated Statements of Operations as of and for the years ended December 31, 2003, 2002, 2001 and 2000. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition– Restatement of Previously Issued Financial Statements” for a description of the accounting errors and related adjustments, and for analyses of the effect of the adjustments on the principal Consolidated Balance Sheets and Statements of Income accounts affected. See also Note B of Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2003

(amounts in thousands except per share data)

	As Previously Reported	Adjustments	As Restated
Revenues:
Net premiums written	$448,768	$1,090	$449,858
Change in unearned premiums	28,310	187	28,497

Net premiums earned	477,078	1,277	478,355
Policy fees	35,779	—	35,779
Agency fees and commissions	49,110	—	49,110
Net investment income	40,691	(2,176)	38,515
Realized (gains)	7,776	(488)	7,288
Other	7,311		7,311

Total revenues	617,745	(1,387)	616,358
Expenses:
Policyholder benefits	21,080	213	21,293
Losses and loss adjustment expenses incurred	322,226	(123)	322,103
Policy acquisition expenses	85,799	898	86,697
Litigation and billing dispute settlements	65,920	—	65,920
Operating expenses	149,228	(676)	148,552
Interest on debt	12,839	—	12,839
Deferrable capital security distributions	871	—	871
Gain on debt extinguishment	(602)		(602)

Total expenses	657,361	312	657,673

Loss from continuing operations before income taxes, minority interest and deferrable capital securities distributions	(39,616)	(1,699)	(41,315)
Income tax expense	62,050	(10,123)	51,927
Minority interest, net of tax	605	—	605
Deferrable capital security distributions, net of tax	622	335	957

Loss from continuing operations	(102,893)	8,089	(94,804)
Loss from discontinued operations, net of tax	(15,925)	(7,898)	(23,823)

Loss before cumulative effect of change in accounting principle	(118,818)	191	(118,627)
Cumulative effect of change in accounting principle, net of tax	(1,167)	—	(1,167)

Net loss available to common shareholders	(119,985)	191	(119,794)

Net loss from continuing operations per share—Basic and diluted	$(2.95)	$0.23	$(2.72)

Net loss available to common shareholders per share—Basic and diluted	$(3.44)	$0.01	$(3.43)

See Management's Discussion and Analysis of Results of Operation and Financial Condition—Restatement of Previously Issued Financial Statements for a description of each accounting error resulting in the adjustments. See also Note B of Notes to Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2002

(amounts in thousands except per share data)

	As Previously Reported	Adjustments	As Restated
Revenues:
Net premiums written	$546,473	$(258)	$546,215
Change in unearned premiums	(54,223)	(186)	(54,409)

Net premiums earned	492,250	(444)	491,806
Policy fees	19,827	—	19,827
Agency fees and commissions	55,146	—	55,146
Net investment income	53,400	(2,784)	50,616
Realized (losses)	(28,582)	(572)	(29,154)
Other	8,382	—	8,382

Total revenues	600,423	(3,800)	596,623
Expenses:
Policyholder benefits	22,947	—	22,947
Losses and loss adjustment expenses incurred	322,163	—	322,163
Policy acquisition expenses	90,937	(459)	90,478
Litigation and billing dispute settlements	9,029	—	9,029
Operating expenses	167,532	(1,188)	166,344
Interest on debt	14,922	—	14,922
Gain on debt extinguishment	(9,477)	(316)	(9,793)

Total expenses	618,053	(1,963)	616,090

Loss from continuing operations before income taxes, minority interest and deferrable capital securities distributions	(17,630)	(1,837)	(19,467)
Income tax (benefit)	(6,013)	(1,590)	(7,603)
Minority interest, net of tax	(2,479)	—	(2,479)
Deferrable capital security distributions, net of tax	1,081	—	1,081

Loss from continuing operations	(10,219)	(247)	(10,466)
Loss from discontinued operations, net of tax	(21,992)	—	(21,992)

Loss before cumulative effect of change in accounting principle	(32,211)	(247)	(32,458)
Cumulative effect of change in accounting principle, net of tax	—	—	—

Net loss	(32,211)	(247)	(32,458)
Gain on redemption of preferred securities, net of tax	560	—	560

Net loss available to common shareholders	$(31,651)	$(247)	$(31,898)

Net loss from continuing operations per share—Basic and diluted	$(0.30)	$(0.01)	$(0.31)

Net loss available to common shareholders per share—Basic and diluted	$(0.94)	$—	$(0.94)

See Management's Discussion and Analysis of Results of Operation and Financial Condition—Restatement of Previously Issued Financial Statements for a description of each accounting error resulting in the adjustments. See also Note B of Notes to Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2001

(amounts in thousands except per share data)

	As Previously Reported	Adjustments	As Restated
Revenues:
Net premiums written	$285,520	$(707)	$284,813
Change in unearned premiums	(19,519)	522	(18,997)

Net premiums earned	266,001	(185)	265,816
Policy fees	7,674	—	7,674
Agency fees and commissions	5,892	—	5,892
Net investment income	63,411	(77)	63,334
Realized (losses)	(1,113)	—	(1,113)
Other	7,803	—	7,803

Total revenues	349,668	(262)	349,406
Expenses:
Policyholder benefits	24,092	—	24,092
Losses and loss adjustment expenses incurred	169,596	—	169,596
Policy acquisition expenses	59,088	—	59,088
Litigation and billing dispute settlements	25,000	—	25,000
Operating expenses	67,929	(304)	67,625
Interest on debt	17,565	—	17,565
Gain on debt extinguishment	(1,400)	—	(1,400)

Total expenses	361,870	(304)	361,566

Loss from continuing operations before income taxes, minority interest and deferrable capital securities distributions	(12,202)	42	(12,160)
Income tax (benefit)	(4,455)	—	(4,455)
Minority interest, net of tax	1,076	—	1,076
Deferrable capital security distributions, net of tax	1,394	—	1,394

Loss from continuing operations	(10,217)	42	(10,175)
Loss from discontinued operations, net of tax	(19,113)	(2,971)	(22,084)

Loss before cumulative effect of change in accounting principle	(29,330)	(2,929)	(32,259)
Cumulative effect of change in accounting principle, net of tax	—	—	—

Net loss	(29,330)	(2,929)	(32,259)
Preferred stock dividend	(163)	—	(163)
Gain on redemption of preferred securities, net of tax	7,068	—	7,068

Net loss available to common shareholders	$(22,425)	$(2,929)	$(25,354)

Net loss from continuing operations per share—Basic and diluted	$(0.38)	$—	$(0.38)

Net loss available to common shareholders per share—Basic and diluted	$(0.84)	$(0.11)	$(0.95)

See Management’s Discussion and Analysis of Results of Operation and Financial Condition—Restatement of Previously Issued Financial Statements for a description of each accounting error resulting in the adjustments.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2000

(amounts in thousands except per share data)

	As Previously Reported	Adjustments	As Restated
Revenues:
Net premiums written	$210,742	$(5,288)	$205,454
Change in unearned premiums	6,257	5,291	11,548

Net premiums earned	216,999	3	217,002
Policy fees	4,386	—	4,386
Net investment income	45,903	—	45,903
Realized (losses)	(2,061)	—	(2,061)
Other	903	—	903

Total revenues	266,130	3	266,133
Expenses:
Policyholder benefits	9,610	—	9,610
Losses and loss adjustment expenses incurred	125,432	—	125,432
Policy acquisition expenses	53,224	—	53,224
Operating expenses	45,165	555	45,720
Interest on debt	15,105	(12)	15,093
Gain on debt extinguishment	(8,077)	—	(8,077)

Total expenses	240,459	543	241,002

Income from continuing operations before income taxes, minority interest and deferrable capital securities distributions	25,671	(540)	25,131
Income tax expense	8,491	—	8,491
Minority interest, net of tax	1,595	—	1,595
Deferrable capital security distributions, net of tax	1,986	—	1,986

Income from continuing operations	13,599	(540)	13,059
Loss from discontinued operations, net of tax	(2,397)	—	(2,397)

Income before cumulative effect of change in accounting principle	11,202	(540)	10,662
Cumulative effect of change in accounting principle, net of tax	—	—	—

Net income	11,202	(540)	10,662
Preferred stock dividend	(3,670)	—	(3,670)
Gain on redemption of preferred securities, net of tax	9,190	—	9,190

Net income available to common shareholders	$16,722	$(540)	$16,182

Net income from continuing operations per share—Basic	$0.75	$(0.03)	$0.72

Net income available to common shareholders per share—Basic	$0.92	$(0.03)	$0.89

Net income from continuing operations per share—Diluted	$0.56	$(0.02)	$0.54

Net income available to common shareholders per share—Diluted	$0.69	$(0.02)	$0.67

See Management’s Discussion and Analysis of Results of Operation and Financial Condition—Restatement of Previously Issued Financial Statements for a description of each accounting error resulting in the adjustments.

CONDENSED CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

(amounts in thousands)

	As Previously Reported	Adjustments	As Restated
Assets:
Total investments and cash	$1,078,448	$4,159	$1,082,607
Accrued investment income	11,012	—	11,012
Premiums in course of collection (net of allowance of $383)	116,345	675	117,020
Reinsurance assets	470,235	64,405	534,640
Deferred policy acquisition costs	51,537	—	51,537
Goodwill and other intangible assets	149,763	(3,251)	146,512
All other assets	35,074	2,349	37,423

Total assets	$1,912,414	$68,337	$1,980,751

Liabilities:
Policy liabilities	$668,298	$10,422	$678,720
Losses and loss adjustment expenses	355,555	(1,196)	354,359
Unearned premiums	329,773	(608)	329,165
Federal Home Loan Bank advances	158,811	—	158,811
Reinsurance balances payable	55,938	64,803	120,741
Long term debt and line of credit	105,932	—	105,932
All other liabilities	126,509	6,479	132,988

Total liabilities	1,800,816	79,900	1,880,716
Total stockholders’ equity	111,598	(11,563)	100,035

Total liabilities, deferrable capital securities and stockholders’ equity	$1,912,414	$68,337	$1,980,751

See Management’s Discussion and Analysis of Results of Operation and Financial Condition—Restatement of Previously Issued Financial Statements for a description of each accounting error resulting in the adjustments. See also Note B of Notes to Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

(amounts in thousands)

	As Previously Reported	Adjustments	As Restated
Assets:
Total investments and cash	$1,153,686	$6,265	$1,159,951
Accrued investment income	11,866	—	11,866
Premiums in course of collection (net of allowance of $897)	128,799	2,132	130,931
Reinsurance assets	434,388	890	435,278
Deferred policy acquisition costs	71,752	—	71,752
Goodwill and other intangible assets	134,872	(3,251)	131,621
All other assets	107,496	11,666	119,162

Total assets	$2,042,859	$17,702	$2,060,561

Liabilities:
Policy liabilities	$678,419	$—	$678,419
Losses and loss adjustment expenses	322,320	(1,319)	321,001
Unearned premiums	306,782	4,994	311,776
Federal Home Loan Bank advances	176,793	—	176,793
Reinsurance balances payable	100,860	5,777	106,637
Long term debt and line of credit	85,795	—	85,795
All other liabilities	113,584	17,731	131,315

Total liabilities	1,784,553	27,183	1,811,736
Deferrable Capital Securities	22,445	—	22,445
Total stockholders’ equity	235,861	(9,481)	226,380

Total liabilities, deferrable capital securities and stockholders’ equity	$2,042,859	$17,702	$2,060,561

See Management’s Discussion and Analysis of Results of Operation and Financial Condition—Restatement of Previously Issued Financial Statements for a description of each accounting error resulting in the adjustments.

CONDENSED CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2001

(amounts in thousands)

	As Previously Reported	Adjustments	As Restated
Assets:
Total investments and cash	$1,059,328	$15,304	$1,074,632
Accrued investment income	23,090	(5,896)	17,194
Premiums in course of collection (net of allowance of $2,684)	47,589	10,086	57,675
Reinsurance assets	434,584	(960)	433,624
Deferred policy acquisition costs	58,832	1,737	60,569
Goodwill and other intangible assets	109,261	(3,251)	106,010
All other assets	98,199	(6,815)	91,384

Total assets	$1,830,883	$10,205	$1,841,088

Liabilities:
Policy liabilities	$695,170	$—	$695,170
Losses and loss adjustment expenses	280,997	513	281,510
Unearned premiums	179,879	1,629	181,508
Federal Home Loan Bank advances	168,614	114	168,728
Long term debt and line of credit	109,396	—	109,396
All other liabilities	114,270	17,417	131,687

Total liabilities	1,548,326	19,673	1,567,999
Deferrable Capital Securities	23,250	—	23,250
Total stockholders’ equity	259,307	(9,468)	249,839

Total liabilities, deferrable capital securities and stockholders’ equity	$1,830,883	$10,205	$1,841,088

See Management’s Discussion and Analysis of Results of Operation and Financial Condition—Restatement of Previously Issued Financial Statements for a description of each accounting error resulting in the adjustments.

CONDENSED CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2000

(amounts in thousands)

	As Previously Reported	Adjustments	As Restated
Assets:
Total investments and cash	$1,019,266	$(5,510)	$1,013,756
Accrued investment income	17,017	(1,177)	15,840
Premiums in course of collection (net of allowance of $3,937)	23,882	—	23,882
Reinsurance assets	411,274	—	411,274
Deferred policy acquisition costs	45,954	—	45,954
Goodwill and other intangible assets	38,943	(3,251)	35,692
All other assets	65,663	7,694	73,357

Total assets	$1,621,999	$(2,244)	$1,619,755

Liabilities:
Policy liabilities	$660,284	$—	$660,284
Losses and loss adjustment expenses	263,689	—	263,689
Unearned premiums	104,755	—	104,755
Federal Home Loan Bank advances	150,691	753	151,444
Reinsurance balances payable	—	—	—
Long term debt and line of credit	91,419	—	91,419
All other liabilities	102,825	3,720	106,545

Total liabilities	1,373,663	4,473	1,378,136
Deferrable Capital Securities	33,225	—	33,225
Total stockholders’ equity	215,111	(6,717)	208,394

Total liabilities, deferrable capital securities and stockholders’ equity	$1,621,999	$(2,244)	$1,619,755

See Management’s Discussion and Analysis of Results of Operation and Financial Condition—Restatement of Previously Issued Financial Statements for a description of each accounting error resulting in the adjustments.

Item 7.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

As part of its internal review, the Company thoroughly evaluated its financial reporting consolidation and elimination process and the resulting financial statements. The financial consolidation process was a focus of the internal review due to a number of acquisitions during the years 2000 through 2004 and the complexities of the integration of accounting processes of the newly acquired entities into Vesta’s financial statement consolidation process. The Company also reviewed its ceded reinsurance process.

In regards to the consolidation process component of the internal review, the Company determined that it was necessary to essentially reperform the consolidation of the financial statements in prior periods beginning with the consolidated balance sheet as of December 31, 2000. The reperformance of the consolidation of the financial statements was a time consuming process due to the multiple general ledger systems in place during this period, the number of acquisitions and dispositions during that time, turnover of key accounting personnel and the volume and complexities of intercompany transactions. Furthermore, the ceded reinsurance process component of the internal review required extensive time and effort due to system conversions during the period and the fact that many of the reinsurance treaties involved in the process were put into place several years ago.

The internal review has since been completed. As a result of the findings of the internal review, the Company has concluded that our prior financial statements should be restated. The restatement resulted in a cumulative reduction to stockholders’ equity of approximately $11.6 million, $9.5 million, and $9.5 million as of December 31, 2003, 2002 and 2001, respectively, and a (decrease) increase to the previously reported net losses available to common shareholders of approximately $(191) thousand and $247 thousand for the years ended December 31, 2003 and 2002, respectively. In addition, the restatement resulted in an increase (decrease) to total comprehensive loss of approximately $2.3 million and $(234) thousand for the years ended December 31, 2003 and 2002, respectively.

Details of Accounting Adjustments included in the Restatement.    The restatement adjustments to previously issued financial statements relate primarily to the categories described below. Following the description of each transaction, accounting entry or entity category is a summary impact of the adjustments relating to that category.

Consolidated Statement of Operations and Consolidated Total Comprehensive Loss Adjustments

Reinsurance Contract Realized Investment Gains—One of the Company’s insurance subsidiaries, American Founders Life Insurance Company (“AFLIC”), entered into a reinsurance contract with a third party effective October 1, 2002. Under the terms of that agreement, AFLIC ceded the investment results, including realized gains and losses, on part of its investment portfolio to the third party reinsurer. Upon the termination of this contract on December 31, 2004, it was determined that certain realized investment gains and losses had been recorded as income in full by AFLIC instead of reflecting a portion of these gains as being due to the third party reinsurer, as required by the reinsurance contract. As such, the Company overstated its realized gains by $430 thousand and $309 thousand, net of a tax benefit of $151 thousand and $108 thousand for the years ended December 31, 2003 and 2002, respectively, in its Consolidated Statements of Operations and total comprehensive loss by the following amounts in the following periods (in thousands):

Increase to net loss available to common shareholders and total comprehensive loss for years ended December 31,	2003	2002
Net loss available to common shareholders	$(279)	$(201)

Total comprehensive loss	$(279)	$(201)

Ceded Reinsurance Adjustments—As part of our review of our ceded reinsurance process, the Company identified certain ceded reinsurance assets that, with the exception of $73 thousand incorrectly reported in 2002, should have been charged to expense in the Consolidated Statements of Operations in periods prior to December 31, 2000 (as further described below under the heading of “Ceded Reinsurance Balances”). If these assets had been appropriately charged to expense during these periods, a deferred tax asset would have been provided. As a consequence, the income tax expense recorded in the 4th quarter of 2003 related to the recording of a full valuation allowance on our deferred tax asset would have increased. The impact of the 2003 adjustment to income tax expense, and the erroneous reinsurance expense in 2002 on the Consolidated Statements of Operations and total comprehensive loss is as follows (in thousands):

(Increase) decrease to net loss available to common shareholders and total comprehensive loss for years ended December 31,	2003	2002
Net loss available to common shareholders	$(1,320)	$73

Total comprehensive loss	$(1,320)	$73

Other Differences—For the year ended December 31, 2003, the Company identified errors in the allocation of income taxes between comprehensive loss, continuing operations, deferrable capital security distributions, and discontinued operations. The allocation errors stem from the application of the intra-period tax allocation provisions of SFAS No. 109, “Accounting for Income Taxes”. These errors decreased consolidated net loss available to common shareholders, by $2.8 million, predominantly related to adjusting the tax effect on other comprehensive income and correctly reflecting the tax benefit in continuing operations. In addition, the income tax benefit of $335 thousand and $8.7 million previously reflected in the deferrable capital security distributions and loss from discontinued operations, respectively, are now reflected as a component of the income tax (benefit) expense line item.

Since the aforementioned $2.8 million adjustment was a correction of the intra-period tax allocation between other comprehensive income and continuing operations and not a change to tax expense in total, the restated total comprehensive loss and consolidated stockholders’ equity were not affected by this error.

In addition, the Company noted errors in our account reconciliation processes which resulted in adjustments of $494 thousand to earned premiums $(123) thousand to loss and loss adjustment expenses and $604 thousand to policy acquisition costs for the year ended December 31, 2003 and $(494) thousand to earned premiums, $459 thousand to policy acquisition costs and $(50) thousand to operating expenses for the year ended December 31, 2002. The amounts in 2003 reflect the reversal of the 2002 identified errors.

Finally, the Company noted that previously reported net investment income did not reflect all investment income related expenses. Rather, these expenses were previously reported as a component of operating expenses. As such, the Company reduced net investment income and operating expenses by $1.4 million and $2.2 million in 2003 and 2002, respectively to correct this error.

Reflecting these adjustments in the restated financial statements impacted our Consolidated Statements of Operations and consolidated total comprehensive loss as follows (in thousands):

(Increase) decrease to net loss available to common shareholders and total comprehensive loss for years ended December 31,	2003	2002
Net loss available to common shareholders	$2,861	$(85)

Total comprehensive loss	$63	$(85)

Life Insurance Reinsurance Adjustments—For the year ended December 31, 2003, the Company identified errors in the recording of ceded losses to certain external reinsurers of AFLIC. Specifically, we identified that the Company had erroneously ceded too many losses to these reinsurers. As a result, the Company’s policyholder benefits expense was understated by $213 thousand, net of a tax benefit of

$74 thousand, for the year ended December 31, 2003. Reflecting the correction of this error in the restated financial statements impacted our Consolidated Statements of Operations and total comprehensive loss as follows (in thousands):

(Increase) decrease to net loss available to common shareholders for years ended December 31,	2003	2002
Net loss available to common shareholders	$(139)	$—

Total comprehensive loss	$(139)	$—

Consolidation Differences—As part of our internal review, the Company identified various errors in the Company’s previously reported Consolidated Statement of Operations. These errors predominately stem from the Company’s failure (1) to properly eliminate reinsurance transactions between its subsidiaries, (2) to properly eliminate other operating expenses allocated to its subsidiaries and (3) to properly reconcile the consolidated reported results of operations to the Company’s underlying accounting records. The following is a more detailed discussion of these aforementioned errors.

Net premiums earned—In conducting our internal review, the Company noted certain intercompany reinsurance transactions that were not properly eliminated during the consolidation process. Properly eliminating these balances resulted in an increase to the reported net earned premiums by $783 thousand and $50 thousand for the years ended December 31, 2003 and 2002, respectively.

Investment Income—During our internal review, the Company noted that interest income related to a particular intercompany debt instrument was not being properly eliminated. To correct this error, the previously reported interest income was reduced by $320 thousand and $600 thousand for the years ended December 31, 2003 and 2002, respectively.

Realized Gains—In the acquisition of Florida Select Insurance Holdings, the Company appropriately assigned new costs basis to the acquired investment portfolio in accordance with APB No. 16, “Business Combinations.” However, the Company’s underlying investment accounting system reflected investment values in accordance with statutory accounting guidelines which do not require the investment portfolio to be reported at its new cost basis. As these investment securities were subsequently sold and the realized gains and losses were calculated by the investment accounting system, the Company failed to include the adjusted cost basis in the calculation of reported gains and losses. As such, the Company overstated its realized capital gains by $58 thousand and $263 thousand for the years ended December 31, 2003 and 2002, respectively.

Policy acquisition costs and operating expenses—In conducting our internal review, the Company noted errors in the elimination of policy acquisition costs and operating expenses allocated to its subsidiaries. As such, the Company understated these expense captions by $1.5 million and $1.0 million for the years ended December 31, 2003 and 2002, respectively.

Income tax expense (benefit)—The Company determined that errors occurred in 2003 and 2002 relating to the reconciliation of our reported tax expense amounts and the amounts included in our general ledger systems and income tax footnote. These errors resulted in an increase to income tax expense attributable to continuing operations of approximately $0.6 million for the year ended December 31, 2003 and a reduction in income tax expense attributable to continuing operations of $1.5 million for the year ended December 31, 2002.

Gain on extinguishment of debt—The Company determined that we reported an incorrect gain amount stemming from a debt for equity swap in 2002. The impact of correcting this error was to increase the reported gain by approximately $316 thousand.

Loss from discontinued operations—The Company determined that an error occurred in 2003 relating to the reporting of the loss stemming from the sale of Aegis Financial Corporation. Specifically, the Company incorrectly reported the loss from this transaction by approximately $799 thousand. Accordingly, the adjusted loss from discontinued operations was reduced by $799 thousand.

Net change in unrealized gain—The Company determined that errors occurred relating to the calculation of accumulated other comprehensive income as of December 31, 2003, 2002 and 2001. These errors predominately related to the calculation of tax expense associated with accumulated comprehensive income and the inappropriate application of new cost basis to the acquired investment portfolio at Florida Select Insurance Holdings, as described above. The correction of these errors decreased total comprehensive loss by $525 thousand and $234 thousand for the years ended December 31, 2003 and 2002, respectively.

In the aggregate, the correction of these errors impacted our Consolidated Statements of Operations and consolidated total comprehensive loss as follows (in thousands):

(Increase) decrease to net loss available to common shareholders for years December 31,	2003	2002
Net (loss) available to common shareholders	$(932)	$(34)

Total comprehensive loss	$(407)	$200

The items mentioned above, affected specific line items in the Statements of Operations as follows (in thousands):

2003	Reinsurance Contract Realized Gains	Ceded Reinsurance Adjustments	Other	Life Insurance Reinsurance Adjustments	Consolidation Differences	Total
Net premiums earned	$—	—	$494	$—	$783	$1,277
Net investment income	—	—	(1,856)	—	(320)	(2,176)
Realized gains	(430)	—	—	—	(58)	(488)
Policyholder benefits	—	—	—	213	—	213
Losses and loss adjustment expenses	—	—	(123)	—	—	(123)
Policy acquisition expenses	—	—	604	—	294	898
Operating expenses	—	—	(1,906)	—	1,230	(676)
Income tax (benefit)	(151)	1,320	(11,830)	(74)	612	(10,123)

(Increase) decrease to net loss from continuing operations	(279)	(1,320)	11,893	(139)	(1,731)	8,424
Deferrable capital security distributions	—	—	(335)	—	—	(335)
(Increase) decrease to loss from discontinued operations	—	—	(8,697)	—	799	(7,898)

(Increase) decrease to net loss available to common shareholders	(279)	(1,320)	2,861	(139)	(932)	191
(Decrease) increase to net change in unrealized gain	—	—	(2,798)	—	525	(2,273)

(Decrease) increase to total comprehensive loss	$279	$(1,320)	$63	$(139)	$(407)	$(2,082)

2002	Reinsurance Contract Realized Gains	Ceded Reinsurance Adjustments	Other	Life Insurance Reinsurance Adjustments	Consolidation Differences	Total
Net premiums earned	$—	$—	$(494)	$—	$50	$(444)
Net investment income			(2,184)	—	(600)	(2,784)
Realized gains	(309)	—	—	—	(263)	(572)
Policy acquisition expenses	—	—	(459)	—	—	(459)
Operating expenses	—	(73)	(2,134)	—	1,019	(1,188)
Gain on debt extinguishment	—	—	—	—	(316)	(316)
Income tax (benefit)	(108)	—	—	—	(1,482)	(1,590)

(Increase) decrease to net loss from continuing operations and net loss available to common shareholders	(201)	73	(85)	—	(34)	(247)
Increase to net change in unrealized gain	—	—	—	—	234	234

(Decrease) increase to total comprehensive loss	$(201)	$73	$(85)	$—	$200	$(13)

Consolidated Balance Sheet Adjustments

Correction of Misclassifications—As part of our internal review, the Company identified certain prior period balance sheet items that were improperly classified and therefore are not comparable to the current year balance sheet presentation. These items, which predominately relate to the reclassification of the consolidated income tax receivable of $2.3 million from other liabilities to other assets, were properly classified in the restated December 31, 2003 Consolidated Balance Sheet.

In addition, the Company determined that errors occurred in the application of the intra-period tax allocation provisions of SFAS No. 109 as it relates to accumulated other comprehensive income as of December 31, 2003. Furthermore, errors were identified relating to the calculation of accumulated other comprehensive income as of December 31, 2003, 2002, and 2001 predominately associated with the appropriate application of new cost basis to the acquired investment portfolio at Florida Select Insurance Holdings. The correction of these errors decreased accumulated other comprehensive income by $1.9 million as of December 31, 2003 and increased accumulated comprehensive income by $412 thousand and $178 thousand as of December 31, 2002 and 2001, respectively.

These adjustments did not have an impact on Consolidated Stockholders’ Equity in 2003.

Consolidation Differences—As part of our internal review, the Company revised the process for consolidating our balance sheet for the applicable periods, and as a result were able to identify certain intercompany asset and liability balances that were not properly eliminated during the previous consolidation. These balances primarily included (1) an investment in a subsidiary, that was appropriately classified as an other invested asset in the underlying books and records, but which should have been eliminated as part of our consolidation and (2) numerous intercompany reinsurance balances, which also should have been eliminated as part of our consolidation. The failure to eliminate these balances in our consolidation process during 2003 and prior periods, resulted in the Company’s inability to properly identify income statement aggregation and consolidation errors. As a result, over a period of several years, the Company had overstated its consolidated net income available to common shareholders and consolidated stockholders’ equity. In total, the identified errors overstated Consolidated Stockholders’ Equity by $7.4 million, $7.0 million, and $7.2 million as of December 31, 2003, 2002 and 2001 respectively.

Other Differences—As part of our internal review, the Company identified certain adjustments to reinsurance balances receivable and loss and loss adjustment expenses and unearned premiums as of December 31, 2003. These adjustments increased Consolidated Stockholder’s equity by $258 thousand, $195 thousand and $280 thousand as of December 31, 2003, 2002 and 2001, respectively. No adjustment was necessary as of December 31, 2001.

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

Reinsurance Contract Realized Gains—One of the Company’s insurance subsidiaries, American Founders Life Insurance Company (“AFLIC”), entered into a reinsurance contract with a third party effective October 1, 2002. Under the terms of that agreement, AFLIC ceded the investment results, including realized gains and losses, on part of its investment portfolio to the third party reinsurer. Upon the termination of this contract, it was determined that certain realized investment gains and losses had been recorded as income in full by AFLIC instead of reflecting a portion of these gains as being due to the third party reinsurer, as required by the reinsurance contract. As such, the Company overstated its Consolidated Stockholders Equity by $480 thousand and $201 thousand as of December 31, 2003 and 2002, respectively. The impact to Consolidated Stockholders’ Equity is net of a deferred tax benefit of $259 thousand and $107 thousand as of December 31, 2003 and 2002, respectively. This error did not have an impact on Consolidated Stockholders’ Equity as of December 31, 2001.

Ceded Reinsurance Adjustment—As part of our review of our ceded reinsurance process, the Company identified approximately $3.8 million of ceded reinsurance assets that should have been charged to expense in the Consolidated Statements of Operations in periods prior to December 31, 2000. The identified errors consisted of the following: (1) $1.5 million of reinsurance recoverables related to the failure to properly record ceded premiums related to various reinsurance agreements in the late 1990’s, (2) $1.3 million of reinsurance recoverables related to the failure to properly expense certain unearned premiums related to the cancellation of a reinsurance contract prior to 2000, and (3) $1.0 million related to several smaller reinsurance balances that were generated prior to 2001 and which appear to not have been recoverable at that date. The amount reflected in the 2002 restated consolidated balance sheet is net of a tax benefit of $1.3 million. In 2003, the $1.3 million deferred tax asset was offset by an adjustment to the Company’s deferred tax asset valuation allowance that was originally recorded in 2003. Due to these errors, the Company overstated its Consolidated Stockholders’ Equity by $3.8 million, $2.5 million and $2.5 million as of December 31, 2003, 2002 and 2001, respectively.

Life Insurance Reinsurance Adjustments—For the year ended December 31, 2003 the Company identified errors in the recording of ceded losses to certain external reinsurers of AFLIC. Specifically, we identified that the Company had erroneously ceded too many losses to these reinsurers. As a result, the Company’s reinsurance balances receivable was overstated by $213 thousand as of December 31, 2003. In recording the correction of these errors, the Company also recorded a $74 thousand reduction of deferred income taxes to reflect the tax impact of the errors. The net impact of these errors reduced Consolidated Stockholders’ Equity by $139 thousand as of December 31, 2003.

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

The following schedule provides details of the adjustments included in the restatement of consolidated stockholders' equity at December 31, 2002 and 2001 (in thousands):

	2002	2001
Total stockholders' equity, previously reported	$235,861	$259,307
Adjustments:
Consolidation differences	(7,024)	(7,224)
Ceded reinsurance adjustment	(2,451)	(2,524)
Reinsurance contract realized gains	(201)	—
Other differences	195	280

Total adjustments	(9,481)	(9,468)

Total stockholders' equity, restated	$226,380	$249,839

The following table presents the impact of the aforementioned adjustments on our Consolidated Balance Sheet at December 31, 2003.

CONSOLIDATED BALANCE SHEET

December 31, 2003

(amounts in thousands)

	As Previously Reported	Adjustments	As Restated
Assets:
Fixed maturities available for sale—at fair value (cost: $674,623)	$692,260	$—	$692,260
Fixed maturities—trading	161,348	—	161,348
Equity securities—at fair value: (cost: $28,454)	29,937	—	29,937
Mortgage loans, at cost	9,089	—	9,089
Policy loans, at cost	57,209	—	57,209
Short-term investments, at cost	6,146	—	6,146
Other invested assets, at cost	30,083	(5,342)	24,741

Total investments	986,072	(5,342)	980,730
Cash	92,376	9,501	101,877
Accrued investment income	11,012	—	11,012
Premiums in course of collection (net of allowances for losses of $383)	116,345	675	117,020
Reinsurance balances receivable	423,751	64,405	488,156
Reinsurance recoverable on paid losses	46,484	—	46,484
Deferred policy acquisition costs	51,537	—	51,537
Property and equipment	21,070	—	21,070
Goodwill	133,448	(3,251)	130,197
Other intangible assets	16,315	—	16,315
Other assets	14,004	2,349	16,353

Total assets	$1,912,414	$68,337	$1,980,751

	As Previously Reported	Adjustments	As Restated
Liabilities:
Policy liabilities	$668,298	$10,422	$678,720
Losses and loss adjustment expenses	355,555	(1,196)	354,359
Unearned premiums	329,773	(608)	329,165
Federal Home Loan Bank advances	158,811	—	158,811
Reinsurance balances payable	55,938	64,803	120,741
Deferred income taxes	8,893	(3,583)	5,310
Line of credit	30,000	—	30,000
Long term debt	75,932	—	75,932
Other liabilities	117,616	10,062	127,678

Total liabilities	1,800,816	79,900	1,880,716

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued:
Common stock, $.01 par value, 100,000,000 shares authorized, shares issued: 38,545,788	385	—	385
Additional paid-in capital	245,410	—	245,410
Accumulated other comprehensive income, (net of tax expense of $9,096)	11,983	(1,861)	10,122
Accumulated deficit	(121,773)	(9,702)	(131,475)
Treasury stock (2,479,977 shares at cost)	(18,263)	—	(18,263)
Restricted stock	(6,144)	—	(6,144)

Total stockholders’ equity	111,598	(11,563)	100,035

Total liabilities and stockholders’ equity	$1,912,414	$68,337	$1,980,751

The following table presents the impact of the aforementioned adjustments on our Consolidated Statement of Operations for the period ended December 31, 2003.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2003

(amounts in thousands except per share data)

	As Previously Reported	Adjustments	As Restated
Revenues:
Net premiums written	$448,768	$1,090	$450,045
Change in unearned premiums	28,310	187	28,310

Net premiums earned	477,078	1,277	478,355
Policy fees	35,779	—	35,779
Agency fees and commissions	49,110	—	49,110
Net investment income	40,691	(2,176)	38,515
Realized gains	7,776	(488)	7,288
Other	7,311		7,311

Total revenues	617,745	(1,387)	616,358
Expenses:
Policyholder benefits	21,080	213	21,293
Losses and loss adjustment expenses incurred	322,226	(123)	322,103
Policy acquisition expenses	85,799	898	86,697
Litigation and billing dispute settlements	65,920	—	65,920
Operating expenses	149,228	(676)	148,552
Interest on debt	12,839	—	12,839
Deferrable capital security distributions	871	—	871
Gain on debt extinguishment	(602)		(602)

Total expenses	657,361	312	657,673

Loss from continuing operations before income taxes, minority interest and deferrable capital securities distributions	(39,616)	(1,699)	(41,315)
Income tax expense	62,050	(10,123)	51,927
Minority interest, net of tax	605	—	605
Deferrable capital security distributions, net of tax	622	335	957

Loss from continuing operations	(102,893)	8,089	(94,804)
Loss from discontinued operations, net of tax	(15,925)	(7,898)	(23,823)

Loss before cumulative effect of change in accounting principle	(118,818)	191	(118,627)
Cumulative effect of change in accounting principle, net of tax	(1,167)	—	(1,167)

Net loss available to common shareholders	(119,985)	191	(119,794)

Net loss from continuing operations per share—Basic and diluted	$(2.95)	$0.23	$(2.72)

Net loss available to common shareholders per share—Basic and diluted	$(3.44)	$0.01	$(3.43)

The following table presents the impact of the aforementioned adjustments on our Consolidated Statement of Operations for the period ended December 31, 2002.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2002

(amounts in thousands except per share data)

	As Previously Reported	Adjustments	As Restated
Revenues:
Net premiums written	$546,473	$(258)	$546,215
Change in unearned premiums	(54,223)	(186)	(54,409)

Net premiums earned	492,250	(444)	491,806
Policy fees	19,827	—	19,827
Agency fees and commissions	55,146	—	55,146
Net investment income	53,400	(2,784)	50,616
Realized (losses)	(28,582)	(572)	(29,154)
Other	8,382	—	8,382

Total revenues	600,423	(3,800)	596,623
Expenses:
Policyholder benefits	22,947	—	22,947
Losses and loss adjustment expenses incurred	322,163	—	322,163
Policy acquisition expenses	90,937	(459)	90,478
Litigation and billing dispute settlements	9,029	—	9,029
Operating expenses	167,532	(1,188)	166,344
Interest on debt	14,922	—	14,922
Gain on debt extinguishment	(9,477)	(316)	(9,793)

Total expenses	618,053	(1,963)	616,090

Loss from continuing operations before income taxes, minority interest and deferrable capital securities distributions	(17,630)	(1,837)	(19,467)
Income tax (benefit)	(6,013)	(1,590)	(7,603)
Minority interest, net of tax	(2,479)	—	(2,479)
Deferrable capital security distributions, net of tax	1,081	—	1,081

Loss from continuing operations	(10,219)	(247)	(10,466)
Loss from discontinued operations, net of tax	(21,992)	—	(21,992)

Loss before cumulative effect of change in accounting principle	(32,211)	(247)	(32,458)
Cumulative effect of change in accounting principle, net of tax	—	—	—

Net loss	(32,211)	(247)	(32,458)
Gain on redemption of preferred securities, net of tax	560	—	560

Net loss available to common shareholders	$(31,651)	$(247)	$(31,898)

Net loss from continuing operations per share—Basic and diluted	$(0.30)	$(0.01)	$(0.31)

Net loss available to common shareholders per share—Basic and diluted	$(0.94)	$(0.00)	$(0.94)

Consolidated Statement of Cash Flows Adjustments

The following table presents selected consolidated statements of cash flows information for the Company showing previously reported and restated cash flows, adjusted for the effects of the errors mentioned above, for the years ended December 31, 2003 and 2002 (in thousands):

	Year Ended December 31, 2003		Year Ended December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net cash (used in) provided by operating activities	$(16,384)	$(24,126)	$122,561	$118,608
Net cash used in investing activities	(8,336)	(6,464)	(1,142)	(13,878)
Net cash used in financing activities	(23,497)	(28,860)	(4,405)	(7,693)

(Decrease) increase in cash and cash equivalents	(48,217)	(59,450)	117,014	97,037
Cash and cash equivalents at beginning of year	140,593	161,327	23,579	64,290

Cash and cash equivalents at end of year	$92,376	$101,877	$140,593	$161,327

The aforementioned changes to the reported consolidated balance sheets as of December 31, 2003, 2002 and 2001 resulted in changes to the activity reflected in the consolidated statements of cash flows for the years ended December 31, 2003 and 2002. The most significant of these changes relates to the change in consolidated cash as of December 31, 2003 due to the Company’s aggregate cash overdraft balance.

Overview

During 2004, Vesta conducted business in three areas of the personal insurance industry: standard property and casualty, non-standard automobile, and life. We report the financial information of these three areas of personal insurance according to three business segments: (1) standard property-casualty insurance; (2) life insurance; and (3) corporate and other. Our consolidated revenue is derived principally from risk-bearing premiums, policy fees, investment income and investment gains and losses. Our consolidated expenses consist primarily of payments for claims and expenses associated with underwriting activities and operational support for such functions.

We formerly conducted business in the non-standard automobile agency and non-standard automobile underwriting industries and reported the financial information of these business segments. On July 9, 2004, we completed the initial public offering of 8.2 million shares of Affirmative Insurance Holdings, Inc. (“Affirmative”), our non-standard auto holding company. We retained 7.2 million shares, or approximately 42.9% of the outstanding shares. Our remaining ownership in Affirmative is being accounted for using the equity method beginning in the third quarter of 2004. As such, we no longer consolidate the balance sheet and statement of operations of Affirmative. Rather, we reflect the pro rata ownership of our investment in the equity of Affirmative as an investment asset on our balance sheet and our pro-rata share of the operating results of Affirmative in the Company’s Consolidated Statement of Operations as equity in net earnings of investee, net of tax. The amounts recorded as equity in net earnings of investee are included in the Corporate and Other segment for business segment reporting purposes.

Since 2000, we have pursued a strategy (1) to grow our market share in certain capacity constrained markets in the standard property-casualty business, (2) to enhance profitability in our target markets through sound underwriting and premium rate levels, (3) to exit certain states in which recent results and projected future results do not fit our overall growth strategy, and (4) to participate in profitable opportunities in other industry segments such as the non-standard automobile business and life insurance business. We have also endeavored to streamline operations and divest business lines that were less profitable or did not complement our strategy.

While we experienced significant and profitable growth in various personal lines businesses during the years 2000 through 2002, we also experienced significant declines in our statutory capital and surplus during the same period. These declines in capital and surplus were primarily attributable to unfavorable arbitration awards and changes in estimates of disputed reinsurance recoverable balances, reserve strengthening in our discontinued commercial and assumed reinsurance segments and increased policy acquisition costs associated with significant premium growth. This decline in statutory surplus coupled with our significant growth in premiums written are the primary reasons that A.M. Best Company (“A.M. Best”) adjusted the financial strength ratings of our property and casualty subsidiaries from B+ (Very Good) to B (Fair) in March of 2003.

Since the A.M. Best rating action, we have initiated several actions to improve our overall financial strength. Such actions have included the aforementioned initial public offering of Affirmative, increased utilization of reinsurance and the contribution of 1.47 million shares of Affirmative common stock from our holding company to our lead insurance subsidiary, Vesta Fire. However, significant losses from catastrophic weather in 2003 and 2004, coupled with additional unfavorable results from disputed reinsurance recoverable balances during the same period, have prevented us from improving our financial strength rating. In November of 2004, A.M. Best announced that our financial strength rating of “B” for both Vesta Fire and American Founders Life Insurance Company was under review with negative implications. A.M. Best cited the reduction in surplus levels due to our losses from the four hurricanes and the recorded estimated loss from the Muhl lawsuit as the basis for the rating action.

In March of 2006, A.M. Best announced that our financial strength rating would be lowered to “C + +”, or “Marginal” as defined by A.M. Best. The Company believes that this rating, if maintained, will greatly erode our current premium writings levels. See “Business Strategy and Recent Developments” for a discussion of the Company’s plans to address the downgrade.

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

Subject to competitive and market trends and regulatory approval, premium rates are generally within our control, and we continuously monitor and seek to adjust rates as appropriate. During 2004, we received approval for a weighted average premium increase of approximately 6.8% for our standard auto business in Alabama, Arizona, Connecticut, Hawaii, Rhode Island, Pennsylvania and West Virginia, on estimated annual gross written premiums of approximately $26.7 million. In regard to our residential property business, we received approval for 14 rate changes with a weighted average premium increase of approximately 20.5% on estimated annual premiums of $74.4 million. Rate increases were approved for business in Alaska, Alabama, Arizona, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, South Carolina and West Virginia. During 2005, we received approval of 7 automobile changes for a weighted average 4.0% increase in Rhode Island, Pennsylvania, Hawaii and West Virginia on an estimated $55.3 million. In residential property we received approval of 14 changes with an average overall impact of 1.4% on estimated annual premiums of $314.4 million. In Texas, we took a 4.1% decrease that was done to more competitively align us in the newer home marketplace. Excluding the Texas change, the average increase was 11.4% with changes in South Carolina, Pennsylvania, Rhode Island, Alabama, Connecticut, Tennessee, Florida, New Jersey, Arizona and West Virginia.

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

Our ability to retain and attract new business depends largely on our statutory surplus relative to our net exposure to insured loss. This is most commonly measured by a surplus leverage ratio that relates our net premium written (after reinsurance) to our statutory surplus. During 2003 and 2004, we ceded 50% of our gross premiums written on our residential property business to reinsurers pursuant to a 50% quota share reinsurance contract, which we increased to 75% effective December 1, 2004. Although the use of quota share reinsurance limits our profit potential on the reinsured business, it also increases our statutory surplus and reduces our ultimate exposure to insured loss, thereby enhancing our surplus leverage ratio. When we implemented this quota share agreement, we believed that the increase in surplus and reduction of net writings, coupled with the decrease in net written premiums resulting from separation of our non-standard automobile underwriting segment, would enable us to maintain our then current gross written premium levels. However, the losses and changes in estimates experienced during 2004 and 2005 have more than offset the benefits of our reinsurance activity. Based on our current statutory surplus levels, we do not believe we will be able to maintain our current premium volume. To the contrary, in the absence of a transaction to enhance our surplus leverage ratio and improve our rating by A.M. Best, we believe we will experience a significant deterioration in premiums in 2006. For more information on these matters, please refer to the section titled “Business Strategy and Recent Developments” in this report.

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

Our property and casualty insurance companies also earn investment income by collecting and investing premiums in advance of paying claims. In addition to investing operating cash flow, these insurance companies invest funds and earn investment income related to the required statutory surplus that we maintain in our insurance companies to support the premiums that we underwrite. We report investment income and realized investment gains or losses generated from the activities of our property and casualty insurance companies in our corporate and other segment.

Life insurance

The financial results of our life insurance operations primarily depend upon (1) the amount we collect as premium; (2) the amount of investment income earned on invested premium; and (3) the benefits we pay to beneficiaries of insureds upon their death. Unlike the standard property-casualty segment, we typically hold the premium collected on our life products for many years and invest such premium over a long period of time, making investment income a significant component of revenue that we report in the life segment. The greatest variable in our revenue in the life segment is the amount of income we can earn on invested assets, which is dependent upon interest rates and market conditions. The greatest variable in our expense from period to period is the mortality rate of our insureds, as mortality rates in excess of our actuarially predicted levels will adversely impact financial results in any given period.

Corporate and other

The financial results of our corporate and other segment reflect other revenue and expenses that are not allocated to any particular segment, including (1) investment income related to our property-casualty underwriting operations; (2) corporate and property-casualty interest expense; (3) general corporate operating expenses; and (4) realized gains and losses from the sale of investment securities or the repurchases of our own debt securities at a discount.

Critical accounting policies and estimates

Our Consolidated Financial Statements are based upon the selection and application of accounting policies that require management to make significant estimates and assumptions. Our consolidated financial results would be directly impacted by changes in assumptions and judgments used to apply our accounting policies, particularly in certain critical areas. We believe the following are some of the more critical judgment areas in the application of our accounting policies that affect our consolidated financial condition and results of operations:

•	Recoverability of assets, including reinsurance receivables, deferred policy acquisition costs, deferred tax assets and other intangible assets;

•	Valuation of goodwill and other intangibles with indefinite lives;

•	Valuation of investments;

•	Reserves for losses and loss adjustment expenses;

•	Recognition of revenue; and

•	Valuation of litigation exposure.

We have discussed the application of these critical accounting policies with our Board of Directors and Audit Committee. In 2004, we initially adopted the following accounting standards:

•	FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities (VIEs)”;

•	AICPA Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” and related Technical Practice Aids; and

•	FASB Financial Staff Position FAS 115-1.

For a discussion of the accounting pronouncements that we have recently adopted, please refer to Note A to our Consolidated Financial Statements.

Recoverability of assets

Our financial statements include as assets amounts we either (i) expect to collect from third parties, particularly reinsurance recoverables, or (ii) expect to benefit from in future periods, particularly deferred acquisition costs and deferred tax assets. In establishing these amounts, we have made significant judgments and estimates regarding the ultimate realization of each asset. Specifically, we have made critical assumptions and judgments in establishing assets for reinsurance balances receivable, reinsurance recoverables on paid losses, deferred policy acquisition costs and deferred income taxes. Changes in the assumptions, judgments or estimates we have made with respect to each of these assets would directly impact our financial results and financial condition.

Reinsurance balances receivable and Reinsurance recoverable on paid losses

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

In exchange for reinsurance coverage, we pay a portion of the policy premiums we receive to reinsurers who have assumed a specified level of risk pursuant to a reinsurance contract. Although a reinsurer is liable for losses to the extent of coverage to which it assumes, reinsurance arrangements do not legally discharge us as the principal insurer of a policy.

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

At December 31, 2004, we have recorded $25.5 million, captioned as “Reinsurance recoverable on paid losses” on our Consolidated Balance Sheet, for our estimate of amounts due Vesta from reinsurers for the payment of valid claims. Additionally, at December 31, 2004, we have recorded $674.8 million, captioned as “Reinsurance balances receivable” on our Consolidated Balance Sheet, for our estimate of amounts due Vesta from reinsurers for unpaid losses, and amounts paid to these reinsurers applicable to terms of policies in force. These amounts reflect the impact of our current reinsurance agreements including the impact from the Company’s current residential property quota share agreements and the Company’s excess of loss reinsurance agreements.

The amounts recorded have been estimated based upon management’s interpretation of each reinsurer’s obligations pursuant to individual reinsurance contracts between Vesta and each reinsurer. In establishing the balances for reinsurance recoverables and reinsurance receivables, we have made judgments in assessing the financial viability and credit quality of each reinsurer. In evaluating the credit and financial quality of each reinsurer, we rely upon financial statements, credit reports and other publicly available information applicable for each reinsurer as well as management’s experience and industry knowledge.

It is possible that the amounts we recover under reinsurance contracts could be materially less than the amounts we have recorded, which may result in a material adverse impact on our financial condition and results of operations. Some reinsurers may dispute our claims under reinsurance contracts, including our calculation of amounts recoverable and may pursue arbitration or litigation over these matters. During the years 2002 and 2003, we have recorded changes in our estimated reinsurance recoverables of approximately $106.3 million, collectively, primarily related to several reinsurance arbitrations including NRMA Insurance Ltd., Alfa Mutual Insurance Company and Dorinco Reinsurance Company related to our 1997 20% Whole Account Quota Share, F&G Re (on behalf of USF&G), CIGNA Property and Casualty Insurance Company, Hartford Reinsurance, and Delta Re.

The following is a summary of ceded balances to unaffiliated reinsurers in excess of $5.0 million as of December 31, 2004 (in thousands):

Reinsurer	Amount	A.M. Best Rating
Florida Hurricance Catastrophe Fund	6,482	N/A
National Union Fire Insurance Company of Pittsburgh	41,801	A++
Swiss Reinsurance Co.	80,667	A+
Transatlantic Reinsurance Company	20,090	A+
USAuto Insurance Company	5,524	B+
Lumbermens Mutual Casualty Company	37,600	D
Employers Reinsurance Corporation	17,793	A
Hanover Rucckversicherungs	10,866	A

As noted above, the Company has ceded reserves of $37.6 million to Lumbermens Mutual Casualty Company (“Lumbermens”), a member of the Kemper Insurance Companies, primarily related to long-term care obligations under personal injury protection auto policies of the Shelby insurance companies originating prior to their acquisition in 1997. Lumbermens and other members of the Kemper Insurance Companies, which operate under a business pooling arrangement, were assigned an A. M. Best’s rating of “D” (Poor) on June 30, 2003. The Company is closely monitoring the financial condition of Lumbermens, which has entered into a voluntary run-off plan with the Illinois Department of Insurance. Based on Lumbermens financial condition, management concluded that the recording of a valuation allowance was appropriate. As such, management recorded a valuation loss of approximately $10.2 million in the third quarter of 2004. Additionally management recorded a valuation allowance of $2.0 million in the third quarter of 2004 related to an outstanding arbitration as discussed in Note I. In the aggregate, the Company has recorded a valuation allowance of $12.2 million as of December 31, 2004.

In addition to reserves on balances due from Lumbermens, the Company has reserves on recoverables from New Cap Re and Transatlantic Re of $11.1 million as of December 31, 2004.

For more discussion of reinsurance recoverables and other amounts subject to estimation due to arbitrations with our reinsurers, please refer to Notes I and K to our Consolidated Financial Statements.

Deferred policy acquisition costs

Deferred policy acquisition costs represent costs we incur in connection with acquiring new business or renewing existing business. Deferred policy acquisition costs are primarily comprised of commissions and other costs related to issuing insurance policies, net of amounts received from reinsurers as reimbursements of such costs. In accordance with GAAP, these costs are not expensed in their entirety upon their incurrence (as is the case for statutory accounting purposes); rather, they are initially recorded as assets in our financial statements and are subsequently amortized over the life of the insurance policies to which they relate or at a constant rate based upon the present value of the estimated gross profits to be earned from the underlying policies. This treatment is intended to match the expenses associated with issuing an insurance policy with estimated revenues to be earned on the policy over the life of the policy. At December 31, 2004, we had $28.3 million recorded as an asset for deferred policy acquisition costs in our financial statements.

A reduction in recorded deferred policy acquisition costs is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceed related unearned premiums and anticipated investment income. On an ongoing basis, management reviews the components of deferred acquisition costs and assesses their recoverability. At December 31, 2004, we determined that there was no premium deficiency and therefore, that no reduction in recorded deferred policy acquisition costs was required. Changes in our assumptions, estimates and judgments with respect to establishing deferred acquisition costs could materially impact our financial statements and financial condition. Such changes assessed by management that could negatively impact the recoverability of deferred acquisition costs on an ongoing basis include changes in estimated future loss ratios, changes in projected investment income, reduction of premium rates due to competitive factors or regulatory actions, or changes in our overall expense levels.

Deferred income taxes

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating losses, tax credits and other carryforwards. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance if, based on available evidence, it is more likely than not that all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and an evaluation of both objective and subjective, positive and negative factors.

We evaluate the recoverability of our deferred tax assets on an ongoing basis considering all available positive and negative evidence, including our past results, the existence of significant cumulative losses in recent years, and our estimate of future taxable income.

In connection with our evaluation as of December 31, 2003, we considered the combination of significant cumulative losses in recent years and the uncertainty with respect to our ability to achieve sufficient taxable income to fully realize our year-end deferred tax asset balances within a reasonable time frame. Based on these factors, we determined that the recording of a valuation allowance of $76.6 million was warranted for those companies included in the Vesta Insurance Group, Inc. consolidated tax group, resulting in an aggregate valuation allowance of $83.9 million as of December 31, 2003.

We again performed an evaluation of the recoverability of our deferred tax assets as of December 31, 2004. Based on our operating results during 2004, we determined that maintaining a full valuation allowance was appropriate for those companies included in the Vesta Insurance Group, Inc. consolidated tax group. As of December 31, 2004, our recorded valuation allowance was $84.1 million for the Vesta Insurance Group, Inc. consolidated tax group. In addition, we concluded the combination of significant cumulative losses in recent years and the uncertainty with respect to our ability to achieve sufficient taxable income to fully realize our year-end deferred tax asset balances related to our life insurance companies warranted a full valuation. As a result, we recorded an additional valuation allowance of $5.7 million in 2004. In the aggregate, the recorded deferred tax asset valuation allowance was $89.8 million as of December 31, 2004.

We will continue to review our estimated taxable income in relation to our actual results on an ongoing basis. In the event management believes that existing uncertainties regarding our forecasted taxable income are minimized, the existing valuation allowance may be reversed.

Goodwill and Other Intangible Assets with Indefinite Lives

In our financial statements, we record goodwill, which represents the amount by which the price we paid to acquire net assets of businesses we acquired exceeds the fair value of tangible assets and identified intangible assets with definite lives acquired less the fair value of the liabilities assumed. The determination of whether these assets are impaired involves significant judgments based upon management’s short and long-term projections of future performance for each of our identified reporting units. Certain of these forecasts reflect assumptions regarding our ability to sustain or increase activities in these reporting units as well as assumptions regarding catastrophic loss activity. Changes in our overall strategy may result in changes to recorded asset balances. Furthermore, changes in market conditions, including but not limited to changes to our financial strength ratings, increased competition or accessibility to reinsurance, may also result in changes to recorded asset balances.

Pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangibles”, we no longer amortize goodwill. Additionally, on at least an annual basis, we conduct an evaluation to assess whether the fair value of our reporting units exceeds each reporting units’ carrying value. Our annual evaluation is performed as of September 30th. Upon the occurrence of significant events, which could impact the assumptions we use to project future profitability, we update our evaluation of our reporting units. We evaluate impairment of two reporting units: homeowners’ insurance operations and life insurance operations. For purposes of applying the provisions of SFAS No. 142, we compare the aggregate fair value and carrying value of each reporting unit to determine if there is any indication of impairment.

Our assessment of the valuation of goodwill and other indefinite intangibles is based upon (1) the historical financial performance of each reporting unit; (2) the most recent financial performance of each unit; (3) management’s financial forecast for each reporting unit; (4) information regarding publicly available financial terms of recent transactions in the insurance industry; and (5) other publicly available information. Additionally, we have historically engaged a third party to assist management in its assessment of the valuation of goodwill.

As of September 30, 2004, the date of our annual evaluation, we had recorded goodwill and other intangible assets with indefinite lives for our homeowners insurance operations of $57.7 million and $7.5 million for our life insurance operations. In addition, our homeowners insurance operations had recorded intangibles of approximately $1.5 million as of September 30, 2004. Based on this evaluation, we concluded that there is no goodwill impairment for our life insurance operations. In performing our assessment of our homeowners insurance operations reporting unit, the Company noted that several key assumptions had deteriorated over the past year leading to an indication that the homeowners insurance operations reporting unit goodwill was impaired. Specifically, the reporting unit’s financial condition had deteriorated throughout 2004 primarily due to hurricane activity and adverse arbitration rulings. In addition, the Company’s projected cash flows for the homeowners insurance operations reporting unit were negatively impacted by an increase in the Company’s projected catastrophe losses. This increase was primarily driven by the Company’s recent catastrophe experience in Florida and Texas and projected increases in catastrophe reinsurance costs.

After applying step II of the goodwill valuation model as required by SFAS No. 142, Management concluded that the entire $57.7 million of goodwill attributed to the homeowners insurance operations reporting unit was impaired. In addition, the Company impaired $1.5 million of other intangibles. Accordingly, the Company recorded an impairment charge of $59.2 in the third quarter of 2004.

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

Valuation of investments

In accordance with guidelines established by our Board of Directors, our investment portfolio consists primarily of investment grade, fixed income securities. At December 31, 2004, our cash and investment portfolio was approximately $857.7 million, with 12.6% consisting of investments in equity securities, including our investment in Affirmative. Because of the nature of our investments, the fair value of our portfolio is not typically volatile, and the market value of our investments has generally been greater than or equal to their costs.

Our investments are recorded at fair value based upon quoted prices, if available. If quoted prices are not available, fair value is primarily determined based upon management’s assessment of the market value of comparable investments. Our determination of fair value also considers various factors including time value and volatility issues, credit quality of the counterparty and existing conditions in the overall financial markets. From time-to-time, the carrying values of our investments may be temporarily impaired because of such factors. We do not adjust the carrying value of any investment unless management determines that its value is other than temporarily impaired. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic concerns warrant such an evaluation. Factors considered by management in determining whether an impairment of an investment security is other than temporary includes the credit quality of the security, the severity of the decrease between the security’s cost and market value, the length of time of the security’s impairment and the likelihood that the impairment will reverse in the future. In the event that management determines that a reduction in an investment security’s fair value is below its cost basis is other than temporary, the security’s cost basis is reduced to its fair value and a corresponding realized loss is recorded in our consolidated income statement. For the years ended December 31, 2004, 2003 and 2002, we recorded $0.7 million, $3.1 million and $8.0 million, respectively, of realized losses for other than temporary impairments of investment securities.

The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions—global, regional or related to industries of specific issuers—could adversely affect these values.

At December 31, 2004, included in securities available-for-sale are the following investments with unrealized losses classified according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Less Than 12 Months			12 Months or Longer			Total
Description of Securities	# of Positions	Fair Value	Unrealized Loss	# of Positions	Fair Value	Unrealized Loss	# of Positions	Fair Value	Unrealized Loss
U.S. Treasury obligations	23	$19,166	$(107)	25	$33,038	$(635)	48	$52,204	$(742)
Federal agency obligations	92	86,041	(602)	42	32,439	(1,073)	134	118,480	(1,675)
Corporate bonds	93	88,053	(773)	37	18,597	(620)	130	106,650	(1,393)

Debt securities		193,260	(1,482)		84,074	(2,328)		277,334	(3,810)
Common and preferred stock	5	1,682	(112)	3	1,000	(3)	8	2,682	(115)

Total temporarily impaired securities		$194,942	$(1,594)		$85,074	$(2,331)		$280,016	$(3,925)

The aggregate unrealized losses approximate 1.4% of the fair value of the temporarily impaired securities at December 31, 2004. For those securities identified as having temporary impairments for less than twelve months, the temporary losses are due to recent increases in U.S. Treasury yields and are not due to deterioration in credit quality issues. While the 10-year U.S. Treasury yield ended 2004 nearly unchanged at 4.22%, the rate did fluctuate from 3.68% to 4.87% during the year. The fair value of bonds purchased at the lower end of the 10-year Treasury yield range were adversely impacted by the increase in the rate at the end of the year.

Unrealized losses greater than twelve months represent 0.8% of the fair value of the temporarily impaired securities. For those securities identified as having temporary impairments of twelve months or more, approximately 73.8% of these unrealized losses occurred in federal agency mortgage-backed securities and U.S. Treasury obligations. Management does not view these losses as being related to credit quality as these bonds are guaranteed by the issuing agency and/or the U.S. Treasury. It is not expected that the securities would be settled at a price less than the amortized cost of the investment.

Loss and loss adjustment expenses

We maintain property-casualty loss reserves to cover the estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. Reserves do not represent an exact calculation of the ultimate liability, but rather utilize actuarial projection techniques commonly used in the insurance industry. Reserve estimates represent managements’ expectations of what the ultimate settlement and administration of claims will cost based upon, among other factors, (1) an assessment of facts and circumstances then known; (2) a review of historical settlement patterns; (3) estimates of trends in claims severity and frequency; and (4) estimates of salvage and subrogation. Reserves are carried in our financial statements at an estimate of the ultimate expected loss for each claim without any discount to reflect the time value of money.

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

At December 31, 2004, we had recorded liabilities for loss and loss adjustment expenses of $318.9 million which represents the point estimate as calculated by the Company. Our loss and loss adjustment expense reserves comprise the largest property and casualty liability and most significant estimate or compilation of estimates in our Consolidated Financial Statements. Furthermore, our loss and loss adjustment expense reserves are subject to significant inherent uncertainties and therefore, there can be no assurance as to whether the actual results will be higher or lower than these estimates. Any adjustments or changes for such differences may be material, especially to our operating results for a period. As our loss and loss adjustment expense reserves are re-evaluated, changes to those estimates, if any, are recognized through a charge to income in the period in which the change is determined. See item I “Reserves” for a discussion of the development of our standard property and casualty reserves.

The Company is exposed to adverse development stemming from third-party reporting and third-party contract negotiations. In relation to third-party reporting, the Company does rely, in certain instances, upon claims information from third-parties to determine loss reserve amounts. The aforementioned instances include losses assumed from our discontinued assumed reinsurance program as well as loss on our previously owned non-standard auto program in which we are reliant upon the timeliness and accuracy of claims activity reporting from third parties. However, we believe this risk is mitigated based on the decreased number of assumed reinsurance treaties that remain outstanding as well as the reinsurance agreement that exists that serves to cede all losses incurred after December 31, 2003. The aggregate amount of these reserves is $97.6 million as of December 31, 2004.

In relation to third party contract negations and their potential impact on current reserves, the Company has experienced instances in which certain assumed reinsurance treaties have been commuted by the lead reinsurer. The Company was not a party to these negotiations and was unaware that they were occurring until notification from the cedant that the commutation was final. Although the Company’s exposure to this risk is limited to the total number of treaties outstanding and is further limited by the Company’s ability to cede such losses to other reinsurers, the Company is unable to quantify any potential adverse development that could occur from these situations.

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

For investment contracts without mortality risk (such as deferred annuities and immediate annuities with benefits paid for a certain period), premium deposits and benefit payments are recorded as increases or decreases in a liability account, rather than as revenue and expense. We record as revenue any amounts charged against the liability account for the cost of insurance, policy administration, and surrender penalties. Any interest credited to the liability account and any benefit payments which exceed the contract liability account balance are recorded as expenses. As of December 31, 2004 and 2003, approximately $97.1 million and $122.2 million, respectively, of Vesta’s annuity reserves, included in policy liabilities on the Consolidated Balance Sheets, are subject to discretionary withdrawal without surrender charges or other adjustments. The liability for future policy benefits includes estimated unpaid claims that have been reported and claims incurred but not reported.

Reserves for traditional life contracts are generally calculated using the net level premium method, based on assumptions as to mortality, withdrawals, dividends, and investment yields ranging from 2.5% to 6.5%. These assumptions are generally made at the time the contract is issued or at the purchase date. These assumptions are based on projections from past experience, modified as necessary to reflect anticipated trends and to include allowance for possible unfavorable deviation. At December 31, 2004, we had recorded policy liabilities of $693.7 million.

Revenue recognition

Our consolidated revenue is derived principally from premiums, commissions, fees, investment income and investment gains and losses. Premium income, the largest component of our consolidated revenue and policy fees are generally recognized on a pro-rata basis over the respective period of each property-casualty insurance policy. Reinsurance premiums ceded are similarly pro-rated with the prepaid portion recorded as a component of reinsurance balances receivables in the Consolidated Balance Sheet. Premium receivables are recorded net of an estimated allowance for uncollectible amounts. Premiums on life insurance contracts are recognized as income as they become due. Profit sharing income under our quota share reinsurance contracts are recorded each period based on the actual results through the end of the applicable period.

Investment in Unconsolidated Subsidiary

As of December 31, 2004, the Company’s remaining 42.9% ownership of the outstanding shares of Affirmative is accounted for using the equity method. As such, beginning in the third quarter of 2004, we no longer consolidate the Consolidated Balance Sheets and statements of operations of Affirmative. Rather, we reflect our pro rata share of the equity of Affirmative as an investment asset in our balance sheet and our share of the operating results of Affirmative in our Consolidated Statement of Operations as equity in net earnings of investee, net of tax. The Company’s pro rata share of Affirmative’s operating results are included in the Corporate and Other segment for business segment reporting purposes.

Litigation

We are subject to proceedings, arbitrations, lawsuits and other claims, including proceedings under laws and government regulations related to securities, labor, insurance contracts and other matters. In conjunction with our financial reporting process, we assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based upon an analysis of each individual issue with the assistance of outside legal counsel. Our judgments as to any reserves required in connection with these matters may change in the future because of new developments in each situation or changes in our approach in addressing these matters such as a change in settlement strategy. For more information concerning litigation and arbitration matters to which we are a party and the potential impact to the Company’s financial condition from these matters, please refer to “Item 3. Legal Proceedings” of this report and Note H to our Consolidated Financial Statements.

Comparison of 2004 to 2003 (Restated)

For the year ended December 31, 2004, we reported a net loss available to common shareholders of $136.7 million or $3.85 per diluted share, compared with a net loss available to shareholders of $119.8 million or $3.43 diluted per share reported for the previous year.

The primary factors that impacted our financial results in 2004 were as follows:

•	A standard property-casualty combined ratio of 155.9%, which included the recognition of $66.5 million of losses and loss adjustment expenses, $5.5 million in catastrophe reinstatement premiums related to a series of hurricanes impacting Florida and the Southeast United States and $59.2 million of expense related to the impairment of our homeowners reporting unit goodwill;

•	The initial public offering of Affirmative in the third quarter of 2004, resulting in the recognition of a gain of $11.2 million and the subsequent application of the equity method of accounting for our remaining 42.9% ownership of Affirmative;

•	Favorable changes to liabilities related to litigation and billing dispute settlements of $12.5 million related to our 20% Whole Account Quota Share arbitration;

•	The renewal of our residential property 50% quota share in July of 2004, with a new term of one year;

•	The addition of a 25% quota share on our residential property book of business in December of 2004;

•	Reduction in investment income of $3.2 million resulting from a decline in average invested assets related to our increased use of reinsurance;

•	Charges to standard property-casualty operating expenses of approximately $17.8 million related to the recording of valuation allowances on ceded reinsurance balances;

•	The continued recording of a full deferred tax asset valuation allowance for the standard property-casualty and corporate segments and the recording of a full deferred tax asset valuation allowance on our life insurance operations in 2004;

•	Impairment charge of $66.7 million related to our homeowners and life insurance operations reporting unit goodwill balances; and

•	Charges to discontinued operations of $33.5 million related to the commutation of certain assumed and commercial reinsurance treaties, increases to our commercial and assumed reinsurance reserves, and the settlement of the Muhl litigation and other arbitration charges.

For a depiction of the various components of revenue, expense and financial results for each of our business segments for the years ending December 31, 2004 please refer to Note N of our Consolidated Financial Statements.

Standard property-casualty segment

As noted previously, during 2004 we experienced significant losses from hurricane activity in Florida and the Southeastern United States. Although our reinsurance program, including the Florida Hurricane Catastrophe Fund (“FHCF”), operated as intended and served to reduce our net losses, the volume and severity of the hurricane activity during the year had a significant negative impact on our 2004 operating results. The following is a summary of the estimated gross, ceded and net losses from the third quarter hurricanes (amounts in thousands):

Hurricane	Gross Loss	Losses Ceded to FHCF	Losses Ceded to Other Reinsurers	Net Loss
Charley	53,000	25,392	17,507	10,101
Frances	46,750	19,206	14,638	12,906
Ivan	29,000	1,569	5,180	22,251
Jeanne	21,250	—	—	21,250

Total	150,000	46,167	37,325	66,508

As shown in the preceding table, we ceded a significant portion of our gross losses to the FHCF. Additionally, we ceded losses to other reinsurers, which includes cessions under our 2004 50% Quota Share Agreement and our excess of loss reinsurance program. Based on the estimates used to calculate the gross losses noted above and the terms of the FHCF and our excess of loss reinsurance, our exposure to higher actual losses for Hurricanes Charley, Frances, Ivan and Jeanne is minimal based on the FHCF retention level of $23.2 million and our remaining capacity under the FHCF of approximately $38.5 million with a 10% co-insurance requirement. Additionally, our excess of loss reinsurance program remains in place as described on page 22 of this report. In addition to our net losses of $66.5 million, we incurred approximately $5.5 million in reinstatement premiums that were recorded as a reduction to earned premium in 2004.

In our standard property-casualty segment, we underwrite or sell personal automobile and residential property insurance through approximately 2,600 independent insurance sales agencies. In 2004, the standard property-casualty segment generated approximately $237.0 million in revenue, or approximately 50.1% of consolidated revenue. For the year ended December 31, 2004, net premiums written in our standard property-

casualty lines decreased by $86.4 million, or 33.1%, to $174.3 million from $260.7 million in the prior year. Net premiums earned for standard property-casualty lines decreased by $76.5 million, or 25.3%, in 2004, to $225.6 million from $302.1 million in 2003. Our standard property-casualty segment pre-tax loss from continuing operations increased from a $2.4 million loss in 2003 to a loss of $131.8 million loss in 2004.

The decrease in both net premiums written and net premiums earned was primarily attributable to our 2004 reinsurance activity. Effective September 30, 2003, we entered into a 50% quota share agreement on our residential property book of business in our Continuing States, excluding Texas (“2003 50% Quota Share Agreement”). Effective December 1, 2003, we added our residential property book of business in Texas to the agreement. Prior to December 1, 2003, the Texas residential property book of business was reinsured under the 2002 50% Quota Share treaty, which expired on November 30, 2003.

We maintained the 50% residential property throughout 2004 by renewing the 2003 50% Quota Share Agreement in July of 2004 (“2004 50% Quota Share Agreement”). In addition, we entered into an additional 25% residential property quota share agreement effective December 1, 2004 covering the same policies and on similar terms as the 2004 50% Quota Share Agreement.

The increased level and duration of residential property quota share activity in 2004 resulted in an increase in ceded written and ceded earned premiums of $45.5 million and $93.0 million, respectively, as compared to 2003.

Although net written premiums and earned premiums significantly decreased in 2004 as compared to 2003, gross written premiums decreased only 4.5% from $464.4 million in 2003 to $443.5 in 2004, with a majority of these decreases resulting from decreases in the states of Texas and California, stemming from our decision to curtail writing new business in certain areas of Texas and from increased competition in California.

We have implemented rate increases to address emerging loss trends and to protect our net written premium relative to expenses and underwriting margins. During 2004, we received approval for a weighted average premium increase of approximately 6.8% for our standard auto business in Alabama, Arizona, Connecticut, Hawaii, Rhode Island, Pennsylvania and West Virginia, on estimated annual gross written premiums of approximately $26.7 million. In regard to our residential property business, we received approval for 14 rate changes with a weighted average premium increase of approximately 20.5% on estimated annual premiums of $74.4 million. Less significant rate increases were approved for business in Alaska, Alabama, Arizona, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, South Carolina and West Virginia.

Loss and loss adjustment expenses (LAE) for standard property casualty lines for the year ended December 31, 2004 increased by $10.2 million, or 4.9%, to $217.9 million from $207.7 million in the prior year. The increase in loss and loss adjustment expenses incurred was primarily attributable to catastrophe losses of $83.1 million incurred during 2004, $66.5 of which resulted from four hurricanes that hit Florida and the Southeastern United States. This compares to catastrophe losses of $32.4 million in the prior year. Offsetting the impact of catastrophe losses in the current year is the increased cession of non-catastrophe losses under our various residential property quota share agreements, including a full year’s impact from our 50% quota share agreements in 2004 versus a partial year’s impact in 2003 and, to a lesser degree, the impact of the 2004 25% Quota Share Agreement during the fourth quarter of 2004.

For the year ended December 31, 2004, the loss ratio for standard property-casualty segment was 92.2% compared with 66.3% at December 31, 2003. The increase in the loss ratio was primarily attributable to the $88.3 million of catastrophe losses and related reinstatement premiums in 2004 representing 37.4 loss ratio points. The loss ratio in 2003 included the effects of $32.4 million of catastrophe losses in 2003 primarily stemming from a series of hailstorms in Texas, representing 10.3 loss ratio points. Excluding these losses, the loss ratio in 2004 was 54.8% compared to 56.0% in 2003.

For the year ended December 31, 2004, policy acquisition expenses decreased by $38.6 million, or 60.2%, to $25.9 million from $64.5 million for the same period of the prior year. Improved terms under our current reinsurance agreements, as compared to those in place in the prior year. Specifically, the decrease of policy acquisition expenses from improved reinsurance terms predominately stems from an 11% increased provisional ceding commission on the quota share agreements on our Texas residential property business. In addition, the decrease in overall net premiums earned resulting from the increased use of reinsurance resulted in the remaining decrease. Policy acquisition costs as a percentage of net premiums earned for the year ended December 31, 2004 was 11.1% as compared to 21.2% in the prior year reflecting the improved reinsurance terms.

Operating expenses increased by $21.3 million, or 47.9%, to $65.8 million from $44.5 million. The increase in operating expenses is primarily attributed to the recognition of $15.7 million in allowances relating to recoverables from Lumbermens, NewCap Re and Transatlantic Re as well as $2.1 million in valuation allowances related to various other reinsurance receivables and recoverables. In addition, the 2004 operating expenses increased due to increased information technology costs in the latter half of 2004 as the Company prepares to consolidate its policy issuance and administrative functions into the home office.

The combined ratio for the standard property-casualty segment was 155.1% as of December 31, 2004 as compared to 101.0% in 2003. The higher combined ratio in 2004 as compared to 2003 is primarily a result of the increased level of catastrophic losses in the current year as compared to the prior year and higher costs associated with our increased level of quota share reinsurance in 2004.

In 2004, the Company recorded an impairment charge of $57.7 million associated with our homeowners insurance operations reporting unit goodwill and $1.5 million of other intangibles. As discussed previously, the impairment was primarily attributed to the reduction of our statutory surplus in this reporting until as well as the Company’s projection of future catastrophe activity which was influenced by our recent catastrophe loss experience over the past three years.

Life insurance segment

We provided a variety of life insurance products through our holdings in American Founders Financial Corporation, a holding company for two life insurance companies domiciled in Texas. American Founders’ business is currently driven by the acquisitions of closed blocks of life insurance policies and by marketing and distributing its single premium annuity products. Our life insurance products are sold through marketing firms, financial institutions and 400 independent agents located throughout 41 states and the District of Columbia. At December 31, 2004, American Founders had approximately $1.9 billion (face value) of life and annuity products in force, and approximately $876.4 million in invested assets.

In 2004, our life insurance segment generated approximately $39.9 million in revenue, or 8.6% of consolidated revenue, excluding realized gains and losses and gain on sale of subsidiary. Segment pre-tax income from continuing operations for our life insurance segment decreased from income of $6.8 million in 2003 to a loss of $1.0 million in 2004. The most significant factor impacting the reduction in income in 2004 related to a $7.5 million charge related to the impairment of the life insurance reporting unit goodwill. See Note E to the Consolidated Financial Statements for additional information regarding the 2004 life insurance reporting unit goodwill impairment charge.

Life insurance premiums and policy fees increased to $12.3 million in 2004 from $11.1 million in the prior year. The increase was primarily due to increased premium income attributable to the impact of the acquisition of a closed block of life policies acquired in the fourth quarter of 2004. Investment income decreased $0.6 million, or 2.3%, to $25.9 million in 2004 from $26.5 million the prior year. The decrease in investment income is attributed to several factors. This decrease was predominantly due to a decrease in the yield on the overall portfolio. The weighted average annual yield (excluding realized and unrealized gains and losses) on invested assets for the year ended December 31, 2004 was 4.78% compared to 5.0% in the prior year. Offsetting the decrease in yields was an $11.9 million, or 2.1% increase in the average invested assets, excluding policy fees.

Realized gains in our life insurance segment remained at a relatively consistent level with realized gains of $2.2 million in 2004 versus $2.0 million of gains in 2003.

Corporate and other segment

For the year ended December 31, 2004, net investment income related to our property-casualty underwriting operations decreased by $2.6 million to $9.4 million from $12.0 million in 2003. The decrease in interest income was primarily due to a decrease in average invested assets during 2004 reflecting the impact of the divestiture of Affirmative and the increased level of reinsurance during 2004. Average invested assets, excluding our investment in Affirmative, decreased from $300.7 million in 2003 to $229.6 million in 2004. In addition, the weighted average annual yield (excluding realized and unrealized gains and losses) on invested assets decreased in the current year, with the yield for the years ended December 31, 2004 being 3.8% compared to 4.1% in the prior year.

In 2003, we incurred $66.7 million of litigation and arbitration settlement expenses related to our 1997 20 percent Whole Account Quota Share arbitrations with NRMA, Dorinco and Alfa. During 2004, we settled our disputes with NRMA, Dorinco and Alfa resulting in the recognition of $12.5 million of favorable changes to accrued litigation charges.

In 2004, operating expenses decreased by $5.7 million from the prior year. The decrease was primarily due to lower expenses associated with the amortization of restricted stock issuances in prior years and lower legal expenses as a significant portion of Vesta’s reinsurance arbitrations were settled throughout 2004, partially offset by increased expenses associated with complying with Sarbanes Oxley Section 404.

Our corporate interest expense includes interest payable on our 8.75% senior debentures due in 2025, interest on Federal Home Loan Bank borrowings and our commercial credit borrowings. Interest expense for the twelve months ended December 31, 2004 was $5.7 million compared to $6.4 million in the previous year. The decrease in interest expense is primarily attributable to lower average balances outstanding on our commercial line of credit in 2004 as compared to 2003 and a slight reduction in the average interest rate on these borrowings.

The Company’s adoption of the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) resulted in the Deferrable Capital Security distributions for the six months ended December 31, 2003 being included as a component of segment pre-tax income (loss). Pursuant to the provisions of SFAS No. 150, the classification of Deferrable Capital Security distributions for prior periods was not changed. As a result of the application of the provisions of SFAS No. 150, our Deferrable Capital Security distributions included in continuing operations increased from $0.9 million in 2003 to $1.7 million in 2004.

During 2003, we redeemed $2.2 million face amount of Deferrable Capital Securities in exchange for approximately 402 thousand shares of common stock resulting in a pre-tax gain of $0.6 million. Pursuant to the provisions of SFAS No. 150, the gain is reflected as a component of income from continuing operations.

Non-standard underwriting and Non-standard agency segments

In 2004, our non-standard underwriting and agency operations generated aggregate revenues of $225.6 million compared to $338.3 million in 2003. Pre-tax income from continuing operations for the non-standard underwriting and agency operations was $19.9 million in 2004 compared to $27.8 million in 2003. The decrease in revenues and pre-tax income in 2004 as compared to 2003 stems from the Company’s accounting for these segments under the equity method subsequent to the initial public offering of Affirmative. See “Equity in net earnings of investee” below for a discussion of the Company’s accounting for its ownership of Affirmative.

Equity in net earnings of investee

In conjunction with the initial public offering of Affirmative in the 3rd quarter of 2004 and the resulting application of the equity method of accounting to our remaining 42.9% ownership, we reflected our pro-rata share of Affirmative’s net income as “Equity in net earnings of investee, net of tax”. Our pro-rata share of Affirmative’s net income since the date of the initial public offering is $5.6 million.

Summarized financial information regarding Affirmative as of and for the year ended December 31, 2004, was as follows (in thousands):

Total assets	$520,920

Total liabilities	$315,614

Total stockholders’ equity	$205,306

Total revenues	$288,674

Total expenses	$247,205

Net income	$24,433

Discontinued Operations

For the year ended December 31, 2004, we recorded losses from discontinued operations of $33.5 million. The 2004 losses are comprised of the following items:

•	$14.5 million related to the settlement of the Muhl lawsuit;

•	$6.7 million for the commutation of various assumed and commercial reinsurance treaties in both 2004 and in 2005;

•	$3.6 million for the settlement of the Liberty National lawsuit;

•	$8.7 million related to the increase in the Company’s remaining assumed and commercial reinsurance reserves

Previously, in 2000 and 1999, we exited the reinsurance assumed and commercial lines of businesses, respectively. As a result, the reporting for these business lines is included in discontinued operations in our financial statements. At the time we made the decision to exit each of these business lines, we estimated the reserves required to fulfill our expected future obligations with respect to these discontinued operations. However, we continue to monitor our recorded estimates with respect to ultimate settlement on an ongoing basis.

Based upon available information, we believe the recorded reserves for discontinued operations at December 31, 2004 of $65.8 million are adequate. Furthermore, we believe that established accruals for current disputes and/or pending arbitrations related to any reinsurance assumed and commercial treaties are adequate based on the facts and circumstances as they are known. However, we will continue to monitor these reserves and their related claims activity and experience as well as the status of any disputes or arbitrations. Further adjustments to our estimates could be necessary as we continue to run off remaining outstanding claims, pursue commutations of treaties or resolve pending disputes and arbitrations.

Income taxes

For the year ended December 31, 2004, we recorded an income tax benefit of $6.5 million, compared with an income tax expense of $51.9 million recorded in the prior year. During the fourth quarter of 2003, we recorded a deferred tax expense of $76.6 million primarily related to determining a full valuation allowance was necessary for those companies included in the Vesta Insurance Group, Inc. consolidated tax group. As a result of the determination made in 2003 that a full deferred tax asset valuation allowance was warranted, the impact of our results of operations from taxes was significantly reduced in 2004. The most significant impact from income taxes on our results for the year ended December 31, 2004 was a $6.3 million benefit stemming from the reduction of $6.3 million of deferred tax liabilities associated with our previous goodwill balances.

Comparison of 2003 (Restated) to 2002 (Restated)

For the year ended December 31, 2003, we reported a net loss available to common shareholders of $119.8 million or $3.43 diluted per share, compared with a net loss available to shareholders of $31.9 million ($0.94 diluted per share) reported for the previous year.

The primary factors that impacted our financial results in 2003 were as follows:

•	A standard property-casualty combined ratio of 101.0%, which included the recognition of $18.3 million of losses and loss adjustment expenses related to a series of April, 2003 hail storms in Texas and the Southeastern United States;

•	The recognition of a pre-tax charge of $65.9 million related to our 1997 20% whole account quota share and related disputed items.

•	The recognition of a deferred tax asset valuation charge of $76.6 million.

•	Reduction in investment income as a result of an overall decline in interest rates and decline in average invested assets;

•	The execution of the 2003 50% Quota Share effective September 30, 2003 covering our residential property book of business in our Continuing States.

•	Reduction in operating expenses as a result of declines in total employees and other cost reduction initiatives;

•	Continued growth in our non-standard agency and non-standard underwriting business lines resulting from agency acquisitions in 2001 and 2002; and

•	Charges to discontinued operations of $23.8 million related to the divestiture of our health operations, increases to our commercial and assumed reinsurance reserves, and the write-off of certain assumed reinsurance receivable balances.

Standard property-casualty segment

In 2003, the standard property-casualty segment generated approximately $314.3 million in revenue, or approximately 51.0% of consolidated revenue. For the year ended December 31, 2003, net premiums written in our standard property-casualty lines decreased by $94.2 million, or 26.6%, to $260.4 million from $354.6 million in the prior year. Net premiums earned for standard property-casualty lines decreased by $17.7 million, or 5.5%, in 2003, to $302.1 million from $319.8 million in 2002. Our standard property-casualty segment pre-tax loss from continuing operations improved from a $7.7 million loss in 2002 to a loss of $2.4 million loss in 2003.

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

The impact of the 2003 50% Quota Share and the 2002 50% Quota Share on the standard property-casualty net premiums written and net premiums earned and policy fees in fiscal year 2003 was a reduction of $104.3 million and $97.7 million, respectively. Additionally, the continuation of management’s initiative to exit certain states (Georgia, Arkansas, Illinois, Indiana, Maryland, North Carolina, New Mexico, Nevada, Ohio and Virginia), our Discontinued States, further decreased net written and net premiums earned in 2003 by $28.7 million and $15.8 million respectively.

Although we do not expect our net written premium will significantly increase in 2004, we have implemented rate increases to address emerging loss trends and to protect our net written premium relative to expenses, or underwriting margin. During 2003, we implemented six rate increases in our standard automobile business line in the states of North Carolina, Ohio, West Virginia and Pennsylvania, which represented a weighted average premium increase of approximately 5.5% on actual gross written premiums during 2003 of $45.4 million. During 2003, we also implemented 17 rate increases in our standard residential property line in the states of West Virginia, Ohio, Pennsylvania, Tennessee, South Carolina, Arizona, Florida and New York which represented a weighted average premium increase of approximately 18.6% on estimated gross written premiums of $126.7 million.

Loss and loss adjustment expenses for standard property-casualty lines for the year ended December 31, 2003 decreased by $13.8 million, or 6.2%, to $207.7 million from $221.5 million in the prior year. The decrease in loss and loss adjustment expenses incurred was primarily attributable to a $9.0 million impact resulting from the effects of the 2003 50% Quota Share and improved underwriting results, offset by increases in catastrophe losses, including $18.3 million in loss and loss adjustment expenses resulting from a series of hail storms in Texas and the Southeastern United States.

For the year ended December 31, 2003, the loss ratio for standard property-casualty segment was 66.3% compared with 68.2% at December 31, 2002. The decrease in the loss ratio was primarily attributable to improved underwriting performance, including improvements in claim severity for both our homeowners and auto businesses, only partially offset by the aforementioned $18.3 million catastrophe loss.

For the year ended December 31, 2003, policy acquisition expenses decreased by $7.2 million, or 10.0%, to $64.5 million from $71.7 million for the same period of the prior year. Policy acquisition expenses as a percentage of net premiums earned decreased to 21.4% in 2003 from 22.4% in 2002, reflecting the effects of the 2003 Quota Share and a shifting of business concentration to states with lower agent commissions and other policy acquisition expenses. The 2003 Quota Share Agreement includes a provisional ceding commission that is 11% higher than that of the 2002 50% Quota Share agreement.

Operating expenses increased by $4.6 million, or 11.5%, to $44.5 million from $39.9 million. The increase in operating expenses is primarily attributed to a $2.6 million increase in expenses related to Texas and a $2.0 million increase in expenses related to California. The increase in Texas is a direct result of the significant increase in that book of business throughout 2002 and the maintaining of this premium level throughout 2003. The increase in California relates to start-up costs as we began to write standard homeowner’s business in California in 2003.

The combined ratio for the standard property-casualty segment was 101.0% as of December 31, 2003 as compared to 102.5%, resulting in the improvements in the segment’s pre-tax results from continuing operations year over year. The improvement in the combined ratio from 2002 to 2003 is primarily a result of a 5.9% improvement in the loss ratio resulting from improvements in claim severity. Offsetting the improvement in claim severity was an increase in loss and loss adjustment expenses related to the $18.3 million net loss related to a series of hailstorms in Texas and the Southeastern United States.

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

For the year ended December 31, 2003, net premiums earned were $167.4 million an increase of $5.9 million or 3.7% as compared to net premiums earned of $161.5 million in the prior year. Of our total net premiums earned of $167.4 million for the year ended December 31, 2003, the net premiums earned on policies written through our affiliated underwriting agencies were approximately $136.7 million, a decrease of $3.0 million or 2.2% as compared to the prior year. The decrease in net premiums earned during 2003 as compared to 2002 was principally due to reduction in our retention of business written through our affiliated underwriting agencies. For the year ended December 31, 2003 we retained $150.8 million of net premiums written or 54.8% of the gross premiums written through our affiliated underwriting agencies, as compared to $173.9 million of net premiums written or 61.5% of the gross premiums written in the prior year.

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

For the year ended December 31, 2003, policy fee and other income was $24.9 million, an increase of $8.4 million or 50.9%, as compared to $16.5 million of fee income in the prior year. The increase in fee income was due to increases in policy service fees, partially offset by a decline in issuing carrier fees. For the year ended December 31, 2003 policy service fee income was $22.0 million, an increase of $10.9 million, compared to $11.1 million in policy service fee income in the prior year. The increase in policy service fees is principally a result of increases in fee income of the non-standard automobile business produced by our underwriting agencies in Texas and Florida and written by the insurance companies. We also collected issuing carrier fees of approximately $2.9 million for the year ended December 31, 2003, as compared to $5.4 million in 2002. The decrease in issuing carrier fees was primarily attributable to the decrease in gross premiums written through an unaffiliated underwriting agency in California that we terminated in the fourth quarter of 2002.

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

In 2003, our life insurance segment generated approximately $40.4 million in revenue, or 6.6% of consolidated revenue, excluding realized gains and losses. Segment pre-tax income from continuing operations for our life insurance segment improved from a loss of $18.9 million in 2002 to income of $6.8 million in 2003.

Life insurance premiums and policy fees decreased to $11.1 million from $14.0 million in the prior year as a result of normal declines on closed blocks and increased reinsurance. Investment income decreased from $33.8 million the prior year to $26.5 million in the current year. The decrease in investment income is attributed to several factors. First, average invested assets decreased, excluding policy loans from $590.6 million in 2002 to $561.7 million in 2003. Compounding the impact on investment income from the decrease in the overall size of the investment portfolio was higher levels of mortgage-backed security paydowns and decreases in overall interest rates in 2003. The weighted average annual yield (excluding realized and unrealized gains and losses) on invested assets for the year ended December 31, 2003 was 5.0% compared to 6.2% in the prior year.

Our life insurance segment reflects realized gains of $2.0 million in 2003 compared to realized losses of $28.5 million in the prior year. The realized losses in 2002 were primarily related to the write-off of approximately $27 million of loans held as assets by American Founders. During 2002, we actively sought collection of these loans, including the filing of civil lawsuits seeking to collect these loans and cooperation with the Mexican Attorney General in a criminal investigation related to the conduct of some of the individuals responsible for these loans. As of December 31, 2002, we had seen no indications that these individuals would voluntarily perform on these loans, and we expected to engage in protracted civil litigation regarding this matter. Accordingly, we concluded that these loans were impaired and recorded an estimated loss on these loans equal to their entire balance. This write-off reduced American Founders’ statutory surplus significantly.

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

Corporate and other segment

For the year ended December 31, 2003, net investment income related to our property-casualty underwriting operations decreased by $5.8 million to $12.0 million from $17.8 million in 2002. The decrease in interest income is attributed to several factors. First, average invested assets decreased from $409.7 million in 2002 to $407.4 million in 2003. Compounding the impact on investment income from the decrease in the overall size of the investment portfolio was higher levels of mortgage-backed security paydowns and decreases in overall interest rates in 2003. The weighted average annual yield (excluding realized and unrealized gains and losses) on invested assets for the year ended December 31, 2003 was 3.1% compared to 4.0% in the prior year.

In 2003, we incurred $66.7 million of litigation and arbitration settlement expenses related to our 1997 20 percent Whole Account Quota Share arbitrations with NRMA, Dorinco and Alfa and other disputed balances compared to a charge of $9.0 million in 2002. In 2002, we reduced our estimated recoverables from the 20% whole account quota share arbitrations by $23.6 million and received a $16 million gain, before expenses, in a litigation settlement with Cincinnati Insurance Company.

In 2003, operating expenses decreased by $6.3 million from the prior year. The decrease was primarily due to $4.2 million of severance expense incurred by the Company in 2002. The remaining decrease in operating expenses is attributed to lower legal expenses and decreased compensation expense.

Our corporate interest expense includes interest payable on our 8.75% senior debentures due in 2025, interest on Federal Home Loan Bank borrowings and our commercial credit borrowings. Interest expense for the twelve months ended December 31, 2003 was $6.4 million compared to $8.6 million in the previous year. The decrease in interest expense is attributable to the repurchase of approximately $23.9 million face amount of our long-term debentures during 2002, which also resulted in a pre-tax gain of $9.5 million during 2002.

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

During 2003, we redeemed $2.2 million face amount of Deferrable Capital Securities in exchange for approximately 402 thousand shares of common stock resulting in a pre-tax gain of $0.6 million. Pursuant to the provisions of SFAS No. 150, the gain is reflected as a component of income from continuing operations.

Discontinued Operations

In 2003, recorded charges for our discontinued operations for the following items (net of tax):

•	$6.7 million related to our discontinued health insurance and consulting businesses;

•	$10.7 million related to settlement of the CIGNA arbitration and the Nichols lawsuit;

•	$0.9 million valuation allowance for certain assumed reinsurance receivables; and

•	$5.5 million in development of our commercial and assumed reinsurance loss reserves.

In the fourth quarter of 2002, we made the decision to exit the health insurance and consulting business lines. Accordingly, our health insurance and consulting lines results for all periods presented have been reclassified in our financial statements as part of discontinued operations and are classified as operations held for sale. We consummated the sale of Aegis Financial Corporation (Aegis) and its subsidiary States General Life Insurance Company (States General) effective September 30, 2003 for $4.6 million. The sales price was financed through a $5.0 million note issued by the buyer payable to Vesta Fire. The sale of Aegis resulted in the Company recording a loss of $2.3 million, which is reflected as a component of discontinued operations. For the year ended December 31, 2003, we recorded a loss of $6.7 million for our health operations and our consulting business, including the aforementioned loss on the sale of Aegis.

For the year ended December 31, 2003, we recorded an after-tax loss of $17.1 million for reinsurance assumed and commercial lines businesses primarily related to the recording of an after-tax charge of $10.5 million on the CIGNA Property and Casualty Insurance Company arbitration reinsurance assumed receivables and the settlement of other litigation, and an after-tax charge of $6.6 million related to reserve adjustments and valuation allowances for receivables related to our commercial and assumed reinsurance books of business.

The Company’s prior results have been reclassified to reflect the historical results from discontinued operations.

Income taxes

For the year ended December 31, 2003, we recorded an income tax expense of $62.1 million, compared with an income tax benefit of $6.0 million recorded in the prior year. During the fourth quarter of 2003, we recorded a deferred tax asset valuation expense of $75.4 million, which is reflected as a component of income tax expense.

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

Dividends from J. Gordon Gaines

With the exceptions of Texas Select Lloyds Insurance Company and Florida Select Insurance Company, J. Gordon Gaines, Inc. provides administrative services to all of our property—casualty insurance subsidiaries in exchange for fees pursuant to a management agreement. Select Insurance Services, Inc., (SIS), a subsidiary of J. Gordon Gaines, Inc., provides services to Texas Select Lloyds Insurance Company as its attorney-in-fact. These agreements are subject to certain regulatory standards, which generally require their terms to be fair and reasonable, and regulatory approval. These agreements are reviewed from time to time by the appropriate departments of insurance and it is possible that the terms could be modified to reduce the amounts available to our holding company. Assuming these agreements are not modified in any material respect, we believe that the holding company will have sufficient amounts to fund its anticipated needs for at least the next twelve months. However, as of December 31, 2004, these non-regulated companies did not have sufficient cash balances to fund all of the anticipated cash needs for the holding company for 2005. See the “Intercompany obligations” section of “Contractual and Contingent Obligations—Consolidated” for a detailed discussion of the funding of intercompany debt.

Credit Facilities

Effective September 30, 2004, we amended our existing $30 million revolving credit arrangement with First Commercial Bank of Birmingham, Alabama (“First Commercial”). The amended revolving credit agreement is collateralized by a pledge of 2.5 million shares of our holding company’s ownership in the common stock of Affirmative Insurance Holdings, Inc. In addition, Vesta is required to maintain a loan to collateral ratio of 80% throughout the term of the agreement. The facility bears interest at First Commercial’s prime rate and will mature no earlier than June 30, 2006. As of December 31, 2004, we had drawn the entire $30 million available under the credit facility.

In conjunction with the sale of our remaining stake in Affirmative in the third quarter of 2005, the Company fully repaid and terminated the revolving credit agreement. The Company was in violation of certain covenants associated with the revolving credit facility as of December 31, 2004. Proceeds from the sale of our remaining stake in Affirmative in the third quarter of 2005 were used to repay the outstanding balance on the revolving line of credit. The credit agreement was terminated on August 31, 2005.

Liquidity and Capital Resources—Subsidiary Operations

The principal sources of funds for our insurance subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. The principal uses of funds in our subsidiary operations are the payment of claims, operating expenses, commissions and the purchase of investments. Our subsidiaries also borrow funds from the Federal Home Loan Bank (“FHLB”) from time to time and invest the proceeds at prevailing interest rates, and we have a need to repay these funds to the FHLB as indicated in the table illustrating our overall contractual obligations presented below.

Our subsidiary operations also involve ongoing reinsurance recoverable disputes that could result in an obligation to repay certain amounts to reinsurers from whom we have collected funds. In connection with these disputes, our principal operating subsidiary, Vesta Fire, has obtained letters of credit for the benefit of reinsurers for which it is contingently liable. At December 31, 2004, Vesta Fire was contingently liable for $38.5 million under the terms of letters of credit obtained in connection with these reinsurance disputes.

Additionally, we regularly obtain letters of credit or otherwise pledge securities for the benefit of ceding insurers in our nonstandard underwriting segment pursuant to reinsurance contracts. As of December 31, 2004, we had pledged approximately $16.8 million in securities pursuant to these reinsurance contracts.

Contractual and Contingent Obligations—Consolidated

Contractual Obligations

The following table sets forth the principal maturities and future payments for interest of our material contractual obligations owing to third parties at December 31, 2004 (in thousands):

	Total	Less than 1 year	2-3 years	4 - 5 years	After 5 years
8.75% Senior Debentures	$158,678	$4,893	$9,786	$9,786	$134,213
8.525% Deferrable Capital Securities	58,787	1,726	3,452	3,452	50,157
Federal Home Loan Bank advances(1)	164,197	107,860	5,330	6,045	44,962
Line of credit(2)	33,300	1,650	31,650	—	—
Loss and loss adjustment expenses(3)	144,241	109,995	24,368	5,373	4,505
Policy liabilities(3)	693,711	26,018	42,065	43,042	582,586
Partnership funding requirement(4)	5,685	2,713	2,972	—	—
Operating leases	10,392	2,453	4,865	3,074	—

	$1,268,991	$257,308	$124,488	$70,772	$816,423

(1)	As part of the Federal Home Loan Bank program, as more fully described in Note O to our financial statements, we have pledged securities with a market value of approximately $172.2 million to secure our obligation of $163.8 million. In 2005, we sold our life insurance operations and paid off our Federal Home Loan Bank advances associated with our standard property and casualty operations. As such, the Company will have no Federal Home Loan Bank advances outstanding as of December 31, 2005.

(2)	As of September 30, 2005, the Company had fully repaid and terminated the line of credit. Proceeds to repay the line of credit were generated from the sale of the Company’s Affirmative common stock in 2005.

(3)	Loss and loss adjustment expenses and policy liabilities represent our best estimate of net losses from claims and related settlement costs. Because of the nature of insurance policies, there is typically no minimum contractual obligation associated with covered claims. Both the amounts and timing of such payments are estimates, and the inherent variability of resolving claims and changes in market conditions make the timing of cash outflows uncertain. The ultimate amount and timing of loss and LAE payments, as well as policy liability payments, could differ from our estimates.

(4)	As part of our investment in a limited partnership, whose purpose is to invest funds in the private equity markets, our remaining contractual requirement is $5.7 million. As of December 31, 2004, we had contributed $4.3 million to the partnership. The Company contributed approximately $2.7 million in 2005. Although we do not expect the entirety of the remaining funding requirement to occur in 2006, there are no contractual annual limitations to the funding requirement. As such, the remaining funding balance as of December 31, 2004 is reflected as the actual payments made in 2005 with the remaining balance being reflected in 2006.

We are a party to an indenture related to our 8.75% Senior Debentures due 2025 (the Debentures) which requires us to file with the Indenture Trustee our periodic reports required by the Securities Exchange Act of 1934 within 15 days after they are required to be filed with the Securities and Exchange Commission. Since the Company did not file its September 30, 2004 Form 10-Q and its 2004 Form 10-K with the required time, we were in violation of the covenant under this indenture. In addition, we have not filed our periodic reports for 2005 with the Securities and Exchange Commission in the time required by the Commission’s rules, and, therefore, are in technical default under the terms of this Indenture. Such default will not constitute an Event of Default, as defined in the indenture, unless and until the Indenture Trustee delivers notice of default to the Company, and the Company fails to cure or otherwise remedy this default within sixty days of receipt of the notice. If such a notice were to be delivered, we believe the Event of Default could be remedied by the filing of the delinquent reports. We intend to file such reports with the SEC as soon as practicable. However, we can give no assurance that the reports could be filed within the sixty day cure period. As of the date of the filing of this report on Form 10-K, neither we nor, to the best of our knowledge, the Indenture Trustee had received any notice of default arising from the delinquency of these reports.

We are also a party to an indenture related to our 8.525% Deferrable Capital Securities due 2027 (the Capital Securities) and the related Amended and Restated Declaration of Trust dated January 31, 1997 of Vesta Capital Trust I. These instruments contain similar provisions to those outlined above. As of the date of the filing of this report on Form 10-K, neither we or, to the best of our knowledge, the Trustees under this Indenture or related Trust Agreement had received any notice of default arising from the delinquency of these reports.

If notice of default were delivered to the Company on the Debentures or the Capital Securities, or both, the Company would not have the funds necessary to repay these obligations. The Company would have to pursue alternative financing, asset sales or capital raising activities. There can be no assurances that the Company could raise the necessary cash to pay the Debentures and/or Capital Securities or that it could on terms acceptable to the Company.

Contingent Obligations

As discussed above, our subsidiary operations are also involved in ongoing reinsurance recoverable disputes that could result in an obligation to repay certain amounts to reinsurers from whom we have collected funds. In connection with these disputes, our principal operating subsidiary, Vesta Fire, has obtained letters of credit for the benefit of reinsurers for which it is contingently liable. At December 31, 2004, Vesta Fire was contingently liable for $11.7 million under the terms of letters of credit obtained in connection with these reinsurance disputes.

Additionally, we regularly obtain letters of credit or otherwise pledge securities for the benefit of ceding insurers in our nonstandard underwriting segment pursuant to reinsurance contracts. As of December 31, 2004, we had pledged approximately $16.8 million in securities pursuant to these reinsurance contracts.

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

Effective February 28, 2005, our wholly owned subsidiary, Vesta Fire Insurance Corporation, which is the holder of 100% of our 12.5% Senior Notes due December 2005, principal amount $44.1 million, agreed to an amendment to the indenture governing such notes for the purposes of (i) extending the maturity date to December 2008 and (ii) decreasing the interest rate on such notes from 12.5% to 8% per annum. The

Supplemental Indenture reflecting these modifications, which has been approved by the California and Illinois Insurance Departments, was attached to a current report on Form 8-K filed March 2, 2005. In connection with this amendment, we paid $5.2 million principal amount of such notes by transferring to Vesta Fire approximately 305 thousand shares of the common stock of Affirmative Insurance Holdings, Inc. held at the holding company. As a result of these transactions, Vesta Fire holds $38.9 million principal amount of the registrant’s 8% notes due December 2008, and approximately 4.2 million shares, or approximately, 24.8%, of Affirmative Insurance Holdings, Inc.’s outstanding common stock as of February 28, 2005.

The holding company is dependent on dividends from SIS, Florida Select Insurance Agency, Inc. and J. Gordon Gaines, Inc. to pay the annual interest on its debt obligations and ultimately the principal amounts due. The source of these dividends is from the future operations of Florida Select and Texas Select Lloyds and ultimately from Vesta Fire as a result of the reinsurance agreements between the companies. At current premium levels, we believe that the future cash flows will be sufficient to pay the interest and principal on these obligations. However, with the Company’s A.M. Best financial strength rating being downgraded in 2006, no assurances can be given that the Company’s premium levels and resulting cash flows will be sufficient to repay the debt. Failure to repay these inter-company obligations could have a material adverse affect on the statutory capital of our subsidiaries.

Cash Flows

As is typical in the insurance industry, we collect cash in the form of premiums and invest that cash until claims are paid. Cash collected from premiums and cash paid for claims are included in cash flow from operations, while the cash impact from our investing activities is included in cash flow from investing activities. In periods such as 2001 and 2000, when we were exiting certain lines of business such as commercial lines and reinsurance assumed lines, we funded the payout of commercial and reinsurance assumed claims through the liquidation of invested assets.

On a consolidated basis, net cash (used in) provided by operations for the year ended December 31, 2004 and 2003, was $(14.2) million and $(24.1) million, respectively. Cash flow from operations was negative for the current period primarily due to decreases in reinsurance balances payable, increased cash outflows stemming from higher levels of reinsurance in 2004 and the impact from four hurricanes in third quarter of 2004. Net cash used in investing activities was $(10.4) million and $(6.5) million for the year ended December 31, 2004 and 2003, respectively, reflecting the increased reinvestment of investment maturities and investment sales as compared to the impact of acquisitions in the prior year offset by lower investment security purchases. Net cash provided by (used in) financing activities was $7.8 million and $(28.9) million for the year ending December 31, 2004 and 2003, respectively. In 2004, our financing activities generated cash through additional FLHB borrowings and our cash overdraft balances, offset by increased withdrawals from insurance liabilities.

Future cash flows were sufficient to fund operations through the date of this filing. Management believes future cash flows will be sufficient to fund operations through 2006 unless the obligations under the Debentures and/or the Capital Securities are accelerated as a result of the Company’s inability to file timely financial statements. See also the Business Strategy and Recent Developments section of Management Discussion and Analysis for further discussion of Management’s plans.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46R “Consolidation of Variable Interest Entities- Revised” (“FIN 46R”). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The effective date of FIN 46R was March 31, 2004. However, FIN 46R was applicable to entities that are considered special-purpose entities as of December 31, 2003. The application of FIN 46R had no effect on our Consolidated Financial Statements as of December 31, 2003. The provisions of FIN 46R on entities not considered to be special-purpose entities was adopted as of March 31, 2004 and did not impact the Company’s consolidated financial position or results of operations.

In April 2003, the Derivatives Implementation Group of the FASB issued DIG B36. DIG B36 requires the bifurcation of potential embedded derivatives within modified coinsurance and funds withheld coinsurance agreements in which the terms require the future payment of a principal amount plus a return based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets. The effective date of the implementation guidance in DIG B36 was for the first fiscal quarter beginning after September 15, 2003 and was to be applied on a prospective basis. On October 1, 2003, the Company adopted DIG B36. In connection with the adoption of DIG B36, the Company elected to reclassify to trading securities the investments, which are held in a separate trust, supporting a funds withheld treaty. In addition, the Company recognized a cumulative effect from the adoption of DIG B36 in 2003 of $(1,167) (net of $628 in taxes) in connection with recording the derivates embedded in its modified coinsurance and funds withheld coinsurance arrangements. The recording of this loss increased both basic and diluted net loss available to common shareholders per share by $0.03 for the year ended December 31, 2003.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 provides guidance on the reporting method and presentation of separate accounts, recognition of gains and losses on the transfer of assets from the general account to a separate account, as well as several liability valuation issues related to nontraditional long-duration contracts such as universal life and annuity contracts. The provisions of SOP 03-1 became effective for the Company on January 1, 2004. In applying the provisions of SOP 03-1 to our life insurance products offered through American Founders Financial Corporation (“American Founders”), the holding company for our life insurance operations, we changed our methodology for accruing reserves on our single premium deferred annuity product to accrue reserves at the enhanced fund rate as defined within the annuity contracts. As a result of this change in methodology, we recorded a loss of $8.0 million in 2004. The charge is classified as a cumulative effect of change in accounting principle in the accompanying Consolidated Statement of Operations. The recording of this loss increased both basic and diluted net loss available to common shareholders per share by $0.23 for the year ended December 31, 2004.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued Financial Staff Position (“FSP”) EITF 03-1 which delayed the required implementation of guidance under paragraphs 10-20 of EITF 03-1. In September of 2005, the FASB issued FSP FAS 115-1 which nullified the requirements under paragraphs 10 through 18 of Issue 03-1 and directs companies to look to existing literature when evaluating whether the impairment is other than temporary. The Company recognized losses of approximately $0.7 million, $3.1 million and $8.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, related to investment securities for which the difference between the book value and market value was deemed other than temporary.

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

As previously permitted by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. The Company plans to expense stock options using the modified prospective transition method prescribed in SFAS 123R. The modified prospective transition method requires expense to be recognized for new grants or modifications issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. The Company is currently evaluating the use of various models, as well as the necessary assumptions for calculating the impact from adoption of this standard. Based on current guidance, the Company intends to adopt SFAS 123R and begin expensing stock based compensation on January 1, 2006.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk of Financial Instruments

Vesta’s principal assets are financial instruments, which are subject to market risks of potential losses from adverse changes in market rates and prices. Our primary risk exposures on assets are interest rate risk on fixed maturity investments and mortgage and collateral loans and equity price risk of domestic stocks. In addition, our outstanding annuity liabilities are subject to interest rate risk, although many of our products contain surrender charges and other features that reward persistency and penalize early withdrawal of funds.

Vesta manages its exposure to market risk by selecting investment assets with characteristics such as duration, yield and liquidity to reflect the underlying characteristics of the related insurance reserves.

The following table sets forth the estimated market values of our fixed maturity investments, mortgage and collateral loans, annuities, and equity investments resulting from a hypothetical immediate 100 basis point adverse change in interest rates and a 10% decline in market prices for equity exposures, respectively from levels prevailing at December 31, 2004:

	Adjusted Value (in thousands)	Carry Value (in thousands)
Fixed Maturity Investments	$624,862	$649,190
Equity Investments	29,301	31,354
Mortgage and collateral loans	8,463	8,463
Annuity liabilities	683,698	683,698

The decrease in fair values based on an adverse change in interest rates for fixed maturity investments, mortgage and collateral loans, and annuity liabilities, was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

Item 8. Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm	83
Consolidated Balance Sheets at December 31, 2004 and 2003 (Restated)	87
Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2004, 2003 (Restated) and 2002 (Restated)	88
Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Loss for each of the years in the three-year period ended December 31, 2004, 2003 (Restated) and 2002 (Restated)	89
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004, 2003 (Restated) and 2002 (Restated)	90
Notes to Consolidated Financial Statements	91
Supplemental Financial Statement Schedules	176

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Vesta Insurance Group, Inc.:

We have completed an integrated audit of Vesta Insurance Group’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vesta Insurance Group and its subsidiaries (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note B to the consolidated financial statements, the Company restated its 2003 and 2002 consolidated financial statements.

As discussed in Note A to the consolidated financial statements, effective January 1, 2004, the Company adopted Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts and, effective October 1, 2003, the Company adopted Derivative Implementation Group Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments.

As discussed in Note C to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and is in default of certain covenants on its 8.75% Senior Debentures and 8.525% Deferred Capital Securities.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A, that Vesta Insurance Group did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses existing in the (1) control environment because the Company did not (a) effectively communicate the importance of controls throughout the Company or set an adequate tone around control consciousness, (b) maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training, and (c) maintain effective anti-fraud programs and controls, (2) risk assessment function, (3) controls over the completeness and accuracy of the period end financial reporting and close processes, (4) controls over vendor setup for the corporate accounts payable system, (5) controls over the review and evaluation of the recoverability of goodwill, (6) review and monitoring controls over the accuracy of ceded reinsurance balances, (7) controls over the accuracy of the aged ceded reinsurance balances, (8) controls over the evaluation of rights and obligations for certain reinsurance contracts at the Company’s life insurance subsidiary, (9) controls over the estimation and monitoring of gross insurance reserves for certain discontinued product lines, and (10) controls over access to programs and data, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the following material weaknesses have been identified and included in management’s assessment.

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

Each of the control deficiencies described in items 1 through 10 above could result in a misstatement in the aforementioned accounts or disclosures that would result in a material misstatement to the consolidated financial statements that would not be prevented or detected.

Accordingly, management has concluded that each of the control deficiencies in items 1 through 10 above constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

May 24, 2006

Vesta Insurance Group, Inc

Consolidated Balance Sheets

(amounts in thousands, except share data)

	December 31, 2004	December 31, 2003
		(Restated)
Assets:
Fixed maturities available for sale—at fair value (cost: 2004—$638,793; 2003—$674,623)	$649,190	$692,260
Fixed maturities—trading	—	161,348
Equity securities—at fair value: (cost: 2004—$29,881; 2003—$28,454)	31,354	29,937
Mortgage loans, at cost	8,463	9,089
Policy loans, at cost	55,648	57,209
Short-term investments, at cost	4,052	6,146
Other invested assets, at cost	23,876	24,741

Total investments	772,583	980,730
Cash	85,129	101,877
Accrued investment income	7,785	11,012
Premiums in course of collection (net of allowances for losses of $698 and $383 in 2004 and 2003, respectively)	45,361	117,020
Reinsurance balances receivable	674,826	488,156
Reinsurance recoverable on paid losses	25,478	46,484
Deferred policy acquisition costs	28,307	51,537
Property and equipment	14,064	21,070
Investment in equity of unconsolidated subsidiary	88,016	—
Goodwill	—	130,197
Other intangible assets	—	16,315
Other assets	22,698	16,353

Total assets	$1,764,247	$1,980,751

Liabilities:
Policy liabilities	$693,711	$678,720
Losses and loss adjustment expenses	318,859	354,359
Unearned premiums	259,587	329,165
Federal Home Loan Bank advances	163,837	158,811
Reinsurance balances payable	178,589	120,741
Deferred income taxes	—	5,310
Line of credit	30,000	30,000
Long-term debt	75,940	75,932
Other liabilities	89,499	127,678

Total liabilities	1,810,022	1,880,716
Commitments and contingent liabilities: See Note H
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, issued:
2004—0 and 2003—0	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, issued:
2004—38,566,835 and 2003—38,545,788	386	385
Additional paid-in capital	242,702	245,410
Accumulated other comprehensive income, (net of tax expense of $9,096 in 2004 and 2003, respectively)	2,788	10,122
Accumulated deficit	(268,132)	(131,475)
Treasury stock (2,479,977 shares at cost at December 31, 2004 and 2003)	(18,263)	(18,263)
Restricted stock	(5,256)	(6,144)

Total stockholders’ (deficit) equity	(45,775)	100,035

Total liabilities and stockholders’ (deficit) equity	$1,764,247	$1,980,751

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.

Consolidated Statements of Operations

(amounts in thousands, except share data)

	2004	2003	2002
		(Restated)	(Restated)
Revenues:
Net premiums written	$311,818	$449,858	$546,215
Change in unearned premiums	53,943	28,497	(54,409)

Net premiums earned	365,761	478,355	491,806
Policy fees	25,615	35,779	19,827
Agency fees and commissions	33,437	49,110	55,146
Net investment income	35,287	38,515	50,616
Realized gains (losses)	(2,006)	7,288	(29,154)
Gain on sale of subsidiary	11,209	—	—
Other	2,742	7,311	8,382

Total revenues	472,045	616,358	596,623
Expenses:
Policyholder benefits	22,977	21,293	22,947
Losses and loss adjustment expenses incurred	308,337	322,103	322,163
Policy acquisition expenses	53,391	86,697	90,478
Litigation and billing dispute settlements	(12,537)	65,920	9,029
Operating expenses	124,949	148,552	166,344
Impairment of goodwill and other intangibles	66,663	—	—
Interest on debt	11,443	12,839	14,922
Deferrable capital security distributions	1,727	871	—
Gain on debt extinguishment	—	(602)	(9,793)

Total expenses	576,950	657,673	616,090

Loss from continuing operations before income taxes, equity in net earnings of investee, minority interest and deferrable capital security distributions	(104,905)	(41,315)	(19,467)
Income tax (benefit) expense	(6,547)	51,927	(7,603)
Equity in net earnings of investee, net of tax	(3,666)	—	—
Minority interest, net of tax	478	605	(2,479)
Deferrable capital security distributions, net of tax	—	957	1,081

Loss from continuing operations	(95,170)	(94,804)	(10,466)
Loss from discontinued operations, net of tax	(33,462)	(23,823)	(21,992)

Loss before cumulative effect of change in accounting principle	(128,632)	(118,627)	(32,458)
Cumulative effect of change in accounting principle, net of tax	(8,025)	(1,167)	—

Net Loss	(136,657)	(119,794)	(32,458)
Gain on redemption of preferred securities, net of tax	—	—	560

Net loss available to common shareholders	$(136,657)	$(119,794)	$(31,898)

Net loss from continuing operations per share—Basic and diluted	$(2.68)	$(2.72)	$(0.31)

Net loss available to common shareholders per share—Basic and diluted	$(3.85)	$(3.43)	$(0.94)

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc

Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Loss (Restated)

(amounts in thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Treasury Stock	Restricted Stock	Total
Balance at December 31, 2001 (Restated)	$—	$370	$244,640	$7,962	$22,965	$(6,591)	$(19,507)	$249,839
Net Loss	—	—	—	—	(32,458)	—	—	(32,458)
Net change in unrealized gain on investments, net of tax expense of $3,940	—	—	—	7,551	—	—	—	7,551
Gain on redemption of debt, net of tax $74	—	—	—	—	560	—	—	560

Total Comprehensive loss	—	—	—	—	—	—	—	(24,347)
Forfeiture of restricted stock	—	—	—	—	—	(6,110)	6,110	—
Amortization of restricted stock awards	—	—	—	—	—	—	1,660	1,660
Tax effect of restricted stock awards	—	—	(995)	—	—	—	—	(995)
Treasury stock acquisitions	—	—	—	—	—	(1,354)	—	(1,354)
Issuance of treasury stock	—	—	—	—	—	405	—	405
Issuance of common stock	—	11	4,727	—	—	—	—	4,738
Common dividends declared (0.10 per share)	—	—	(910)	—	(2,748)	—	—	(3,658)
Cancellation of stock from Agent’s trust	—	—	—	—	—	(4,600)	4,692	92

Balance at December 31, 2002 (Restated)	—	381	247,462	15,513	(11,681)	(18,250)	(7,045)	226,380
Net Loss	—	—	—	—	(119,794)	—	—	(119,794)
Net change in unrealized gain on investments, net of tax expense of $965	—	—	—	(5,391)	—	—	—	(5,391)

Total Comprehensive loss	—	—	—	—	—	—	—	(125,185)
Forfeiture of restricted stock	—	—	—	—	—	(13)	13	—
Amortization of restricted stock awards	—	—	—	—	—	—	888	888
Tax effect of restricted stock awards	—	—	(71)	—	—	—	—	(71)
Issuance of common stock	—	4	1,587	—	—	—	—	1,591
Common dividends declared (0.10 per share)	—	—	(3,568)	—	—	—	—	(3,568)

Balance at December 31, 2003 (Restated)	—	385	245,410	10,122	(131,475)	(18,263)	(6,144)	100,035

Net Loss	—	—	—	—	(136,657)	—	—	(136,657)
Net change in unrealized gain on investments, net of tax benefit of $0	—	—	—	(7,334)	—	—	—	(7,334)

Total Comprehensive loss	—	—	—	—	—	—	—	(143,991)
Amortization of restricted stock awards	—	—	—	—	—	—	888	888
Issuance of common stock	—	1	—	—	—	—	—	1
Common dividends declared (0.08 per share)	—	—	(2,708)	—	—	—	—	(2,708)

Balance at December 31, 2004	—	$386	$242,702	$2,788	$(268,132)	$(18,263)	$(5,256)	$(45,775)

See accompanying Notes to Consolidated Financial Statements

Vesta Insurance Group, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	For the Year Ended December 31,
	2004	2003	2002
		Restated	Restated
Operating Activities:
Net loss	$(136,657)	$(119,794)	$(32,458)
Adjustments to reconcile net loss to cash provided by (used in) operations
Changes in:
Loss and LAE reserves, and future policy liabilities	14,177	18,356	13,084
Unearned premium reserves	(10,371)	17,430	94,537
Reinsurance balances receivable	(63,787)	(131,094)	6,909
Premiums in course of collection	(7,173)	10,698	(73,256)
Reinsurance recoverable on paid losses	19,755	31,083	(16,301)
Reinsurance balances payable	72,270	18,034	91,414
Other assets and liabilities	7,680	96,506	(2,275)
Policy acquisition expenses deferred	(41,991)	(67,666)	(104,188)
Policy acquisition expenses amortized	53,391	86,697	90,478
Realized losses (gains)	2,006	(7,288)	29,154
Interest credited to insurance liabilities	13,485	10,358	13,239
Amortization and depreciation	8,794	11,841	8,949
Gain on sale of subsidiary	(11,209)	3,116	—
Equity in earnings of investee	(3,666)	—	—
Gain on extinguishment of debt	—	(602)	(9,793)
Impairment of goodwill	66,663	—	9,115
Sales of fixed maturities-trading	11,954	3,186	—
Purchases of fixed maturities-trading	(33,207)	(13,393)	—
Maturities, paydowns, calls and other-trading	23,684	8,406	—

Net cash (used in) provided by operations	(14,202)	(24,126)	118,608
Investing Activities:
Investments sold:
Fixed maturities available for sale	48,456	123,819	302,100
Equity securities	8,978	21,257	8,418
Investments acquired:
Fixed maturities available for sale	(220,249)	(375,604)	(428,699)
Equity securities	(9,641)	(14,784)	(6,369)
Maturities, paydowns, calls and other
Fixed maturities available for sale	158,489	247,143	77,340
Net decrease in other invested assets	3,572	17,584	24,459
Net cash (paid) received for acquisition	—	(22,500)	10,245
Net cash received from initial public offering of subsidiary	3,621	—	—
Dividends received from unconsolidated subsidiary	144	—	—
Net cash paid for sale of Aegis	—	(2,800)	—
Net decrease in short-term investments	1,336	3,533	4,620
Additions to property and equipment	(5,097)	(4,704)	(7,135)
Proceeds from the disposal of property and equipment	33	592	1,143

Net cash used in investing activities	(10,358)	(6,464)	(13,878)
Financing Activities:
Net change in FHLB borrowings	5,026	(17,982)	8,064
Repayment of long-term debt	—	—	(9,456)
Repayment of acquisition financing	(5,932)	(7,002)	—
Deposits for insurance liabilities	30,124	41,265	44,923
Withdrawals from insurance liabilities	(34,444)	(36,211)	(43,444)
Net change in cash overdraft	15,746	(5,362)	(3,173)
Acquisition of common stock	—	—	(949)
Dividends paid	(2,708)	(3,568)	(3,658)

Net cash (provided by) used in financing activities	7,812	(28,860)	(7,693)
(Decrease) increase in cash	(16,748)	(59,450)	97,037
Cash at beginning of period	101,877	161,327	64,290

Cash at end of period	$85,129	$101,877	$161,327

See accompanying Notes to Consolidated Financial Statements

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Significant Accounting Policies

Nature of Operations:    Vesta, or the Company, is a holding company whose principal assets are investments in the capital stock of a group of wholly owned subsidiaries that constitute the Vesta Insurance Group, Inc. (“Vesta Group”). The Vesta Group offers financial services through the production, distribution, and administration of property-casualty and life insurance products. The lead insurers in the Vesta Group are Vesta Fire Insurance Corporation (“Vesta Fire”) and American Founders Life Insurance Company (see Note D for discussion of the sale of our life insurance operations on September 30, 2005). In the fourth quarter of 2002, we discontinued our health insurance and consulting lines of business. In 1999 and 2000, we discontinued the commercial line of business and our reinsurance assumed line of business, respectively. Each of these business lines has been segregated from continuing operations herein for all periods presented. See Note T for further discussion of our discontinued operations.

In addition, the Company formerly conducted business in the non-standard automobile agency and non-standard automobile underwriting industries. On July 9, 2004, we completed the initial public offering of Affirmative Insurance Holdings, Inc. (“Affirmative”), the non-standard automobile holding company. We retained 7.2 million shares, or approximately 42.9% of the outstanding shares of Affirmative. Our remaining ownership in Affirmative is being accounted for using the equity method beginning in the third quarter of 2004. See “Investment in Unconsolidated Subsidiary” in Note A for further discussion of the Company’s application of the equity method to the remaining ownership in Affirmative. Also, see Note D for further discussion of the Affirmative initial public offering. Finally, see Note D for a further discussion of the disposition of our remaining ownership of Affirmative stock in 2005.

Principles of Consolidation:    The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Vesta Insurance Group, Inc. and its operating subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of the Financial Statements:    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining premiums in course of collection, reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables and impairment of goodwill and investments.

Investments:    Investment securities are classified as either available for sale or trading. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. Investment securities classified as trading are reported at fair value, with unrealized gains and losses reflected in earnings. Mortgage loans and policy loans are stated at the aggregate unpaid principal balances, net of any unamortized premium or discount and less any allowance for losses.

Short-term investments include investments in certificates of deposit and other interest-bearing time deposits with original maturities of one year or less.

Gains and losses realized on the disposition of investments classified as available for sale are recognized as revenues and are determined on a specific identification basis. Unrealized gains and losses on equity securities and fixed maturities available for sale, net of deferred income taxes, are reflected directly in stockholders’ equity.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If an investment becomes other than temporarily impaired, such impairment is treated as a realized loss and the investment is adjusted to fair value. An investment in a debt or equity security is impaired if its fair value falls below its book value and the decline is considered other than temporary. A debt security is deemed to have an other than temporary impairment if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms. Equity investments are deemed to have an other than temporary impairment when it becomes apparent that the Company will not recover its cost over the expected holding period.

Factors considered by management in determining whether an investment security is other than temporarily impaired includes our ability and intent to hold the security, the credit quality of the security, the severity of the decrease between the security’s cost and market value, the length of time of the security’s impairment and the likelihood that the impairment will reverse in the future. For the years ended December 31, 2004, 2003 and 2002, we recognized other than temporary impairment losses of $0.7 million, $3.1 million and $8.0 million, respectively.

Derivatives:    The Company holds certain bonds and preferred stocks within the Company’s fixed maturities and equity securities portfolios that contain the option to convert into the common stock of the issuers and are considered embedded derivatives. These options are carried at current market values, as provided by a third-party broker, and are accounted for with their related host contracts. Unrealized gains and losses are reflected in income currently in realized gains and losses. For the years ended December 31, 2004 and 2003, $0.6 million and $0.9 million, respectively, have been recognized in income. Because of the limited liquidity of some of these instruments, the recorded values of these transactions may be different than the values that might be realized if the Company were to sell or close out the transactions prior to maturity. The Company believes that such differences are not significant to its results of operations, financial condition, or liquidity. Such differences would be immediately recognized when the transactions are sold or closed out prior to maturity.

Determination of Fair Values of Financial Instruments:    Fair values for cash, short-term investments, short-term debt, receivables and payables approximate their carrying value. Fair values for investment securities are based on quoted market prices, if available. For fair value disclosure purposes, fair values for long-term debt are based on quoted market prices, if available. If quoted prices are not available, fair value is primarily determined based upon management’s assessment of the market value of comparable investments. Our determination of fair value also considers various factors, including time value and volatility issues, credit quality of the counterparty and existing conditions in the overall financial markets.

Cash:    Cash consists of balances on hand and on deposit in banks and financial institutions. Any consolidated overdraft balances are included in other liabilities on the Consolidated Balance Sheets. Consolidated overdraft balances are $25.2 million and $9.5 million as of December 31, 2004 and 2003, respectively.

Recognition of Revenue:    Revenue is recognized as follows:

•	Earned premiums on property-casualty business are recognized as revenue on a pro-rata basis over the respective period of each property-casualty insurance policy. Reinsurance premiums ceded are similarly pro-rated with the prepaid portion recorded as a component of reinsurance balances receivable in the Consolidated Balance Sheet;

•	Premiums on traditional life contracts are recognized as income when due;

•	Policy fees are recorded as revenue on a pro-rata basis over the policy term; and

•	Profit sharing income related to quota share reinsurance contracts is recorded on the actual results determined on an accrual method through the end of the applicable period.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Losses and Loss Adjustment Expenses:    The liability for losses and loss adjustment expenses (“LAE”) includes an amount determined for individual cases. It also includes an amount for losses incurred but not reported (“IBNR”) which is based on historical experience. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings currently. Reserves are established on an undiscounted basis and are reduced for estimates of salvage and subrogation.

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

For investment contracts without mortality risk (such as deferred annuities and immediate annuities with benefits paid for a certain period), premium deposits and benefit payments are recorded as increases or decreases in a liability account, rather than as revenue and expense. We record as revenue any amounts charged against the liability account for the cost of insurance, policy administration, and surrender penalties. Any interest credited to the liability account and any benefit payments which exceed the contract liability account balance are recorded as expenses. As of December 31, 2004 and 2003, approximately $97.1 million and $122.2 million, respectively, of Vesta’s annuity reserves are subject to discretionary withdrawal without surrender charges or other adjustments.

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

Deferred Policy Acquisition Costs:    Commissions and other costs that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies to which they relate. Anticipated investment income is considered in determining recoverability of deferred acquisition costs. For the years ended December 31, 2004, 2003 and 2002, amortization expense for deferred policy acquisition costs was $0.7 million, $0.9 million and $0.6 million, respectively. The unamortized deferred policy acquisition costs as of December 31, 2004 and 2003 was $9.4 million and $6.7 million, respectively.

The costs to acquire blocks of life insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. We amortize the present value of future profits over the premium payment period. The unamortized present value of future profits was approximately $21.0 million and $13.0 million at December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003 and 2002, amortization expense of future profits were $0.3 million, $1.8 million and $2.4 million, respectively.

Based on current conditions and assumptions as to future events on policies in force, the deferred policy acquisition costs and value of business acquired as of December 31, 2004, excluding the effect of the fair value adjustment of investment securities available-for-sale, is expected to amortize as follows (in thousands):

2005	$1,089
2006	$1,697
2007	$1,775
2008	$2,263
2009	$2,685

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The average discount rate for the value of business acquired was approximately 15.25%.

Reinsurance:    We report assets and liabilities related to insurance contracts before the effects of reinsurance. Reinsurance receivables and prepaid reinsurance premiums (including amounts related to insurance liabilities) are reported as assets. Estimated reinsurance receivables are recognized in a manner consistent with the liabilities related to the underlying insurance contracts. The Company records reinsurance receivables and recoverables net of any valuation allowances.

Income Taxes:    Vesta accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income.

Property and Equipment:    Property and equipment is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight-line method over the estimated useful lives of these assets that range from 1 to 9 years. Ordinary maintenance and repairs are charged to expense as incurred.

A summary of property and equipment used in the business at December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003	Estimated Useful Lives
Building and real estate	$5,443	$6,641	3-9 yrs
Data processing equipment and software	20,057	23,712	3-8 yrs
Furniture and office equipment	7,919	9,891	1-5 yrs
Other	3,121	7,396	1-5 yrs

	36,540	47,640
Less: Accumulated depreciation	(22,476)	(26,570)

Net property and equipment	$14,064	$21,070

Depreciation expense on property and equipment was $4.8 million, $5.6 million and $5.5 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Goodwill and Other Intangible Assets:    The aggregate of goodwill and other intangible assets at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Goodwill	$71,136	$136,420
Intangible assets not subject to amortization	—	10,308
Intangible assets subject to amortization	2,400	7,990

	73,536	154,718
Accumulated amortization	(6,873)	(8,206)
Impairment of homeowners and life insurance operations reporting units goodwill	(66,663)	—

Net goodwill and other intangible assets	$—	$146,512

See Note E for a discussion of the impairment of the homeowners and life insurance operations reporting unit goodwill in 2004.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment in Unconsolidated Subsidiary:    The Company’s remaining 42.9% ownership of the outstanding shares of Affirmative is accounted for using the equity method. As such, beginning in the third quarter of 2004, we no longer consolidate the balance sheet and statement of operations of Affirmative. Rather, we reflect the pro rata ownership in the equity of Affirmative as an investment asset and our pro rata share of the operating results of Affirmative in the Company’s Consolidated Statement of Operations as “equity in net earnings of investee, net of tax.” The Company’s pro rata share of Affirmative’s operating results are included in the Corporate and Other segment for business segment reporting purposes.

Reserves—standard property-casualty segment

With respect to reported claims, we establish reserves in our standard property-casualty segment based upon our historical loss experience. Reserve amounts are determined by taking into account the circumstances surrounding each claim and policy provision relating to the type of loss. Reserves are reviewed on a regular basis, and as new data becomes available, the reserves are adjusted appropriately to reflect estimated ultimate losses.

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

Recognition of Insurance Policy Income, Related Benefits, Expenses, and Liabilities

For traditional life insurance contracts, premiums are recognized as income when due. Benefits and expenses are recognized as a level percentage of earned premiums, accomplished by providing for future policy benefits and by amortizing the DAC.

(Loss) Income Per Share:    Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts that could be exercised or converted into common shares. Net loss available to common shareholders and average shares outstanding as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Net loss available to common shareholders	$(136,657)	$(119,794)	$(31,898)
Average shares outstanding—basic and diluted	35,455	34,917	33,793

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2004, 2003 and 2002, potentially dilutive shares of 690 thousand, 759 thousand and 882 thousand of common stock, respectively, were excluded from the calculation of the diluted weighted average shares outstanding since they were anti-dilutive.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if Vesta had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2004: risk free interest rates between 3.96% to 4.38%; dividend yields in the range of 2.60% to 3.03%, volatility factor of the expected market price of Vesta’s common stock in the range of 76.0% and 76.1% and a weighted-average expected life of the options of eight years. The following assumptions were made in the Black Scholes option pricing model for 2003 and 2002, respectively: risk-free interest rates of 3.55% and 4.03%; dividend yields of 4.35% and 2.36%; volatility factor of the expected market price of Vesta’s common stock of 60.67% and 79.10%, and a weighted-average expected life of the options of ten years.

Vesta’s actual and pro forma information is as follows (in thousands, except for earnings per share information):

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Net loss available to common shareholders
As reported	$(136,657)	$(119,794)	$(31,898)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	888	888	1,660
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,800)	(1,020)	(2,096)

Pro forma	$(137,569)	$(119,926)	$(32,334)

Net loss available to common shareholder per share—basic and diluted
As reported	$(3.85)	$(3.43)	$(0.94)
Pro forma	$(3.88)	$(3.43)	$(0.96)

Recent Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46R “Consolidation of Variable Interest Entities—Revised” (“FIN 46R”). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The effective date of FIN 46R is March 31, 2004. However, FIN 46R was applicable to entities that are considered special-purpose entities as of December 31, 2003. The application of FIN 46R had no effect on our Consolidated Financial Statements as of December 31, 2003.

In April 2003, the Derivatives Implementation Group of the FASB issued DIG B36. DIG B36 requires the bifurcation of potential embedded derivatives within modified coinsurance and funds withheld coinsurance agreements in which the terms require the future payment of a principal amount plus a return based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets. The effective date of the implementation guidance in DIG B36 was for the first fiscal quarter beginning after September 15, 2003 and was to be applied on a prospective basis. On October 1, 2003, the Company adopted DIG B36. In connection with the adoption of DIG B36, the Company elected to reclassify to trading securities the investments, which are held in a separate trust, supporting a funds withheld treaty. In addition, the Company recognized a cumulative effect from the adoption of DIG B36 in 2003 of $(1,167) (net of $628 in taxes) in connection with recording the derivatives embedded in its modified coinsurance and funds withheld coinsurance arrangements. The recording of this loss increased both basic and diluted net loss available to common shareholders per share by $0.03 for the year ended December 31, 2003.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 provides guidance on the reporting method and presentation of separate accounts, recognition of gains and losses on the transfer of assets from the general account to a separate account, as well as several liability valuation issues related to nontraditional long-duration contracts such as universal life and annuity contracts. The provisions of SOP 03-1 became effective for the Company on January 1, 2004. In applying the provisions of SOP 03-1 to our life insurance products offered through American Founders Financial Corporation (“American Founders”), the holding company for our life insurance operations, we changed our methodology for accruing reserves on our single premium deferred annuity product to accrue reserves at the enhanced fund rate as defined within the annuity contracts. As a result of this change in methodology, we recorded a loss of $8.0 million in 2004. The charge is classified as a cumulative effect of change in accounting principle in the accompanying Consolidated Statement of Operations. The recording of this loss increased both basic and diluted net loss available to common shareholders per share by $0.23 for the year ended December 31, 2004.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued Financial Staff Position (“FSP”) EITF 03-1 which delayed the required implementation of guidance under paragraphs 10-20 of EITF 03-1. In September of 2005, the FASB issued FSP FAS 115-1 which nullified the requirements under paragraphs 10 through 18 of Issue 03-1 and directs companies to look to existing literature when evaluating

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether the impairment is other than temporary. The Company recognized losses of approximately $0.7 million, $3.1 million and $8.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, related to investment securities for which the difference between the book value and market value was deemed other than temporary.

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

As previously permitted by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. The Company plans to expense stock options using the modified prospective transition method prescribed in SFAS 123R. The modified prospective transition method requires expense to be recognized for new grants or modifications issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. The Company is currently evaluating the use of various models, as well as the necessary assumptions for calculating the impact from adoption of this standard. Based on current guidance, the Company intends to adopt SFAS 123R and begin expensing share based compensation on January 1, 2006.

Note B—Restatement of Previously Issued Financial Statements

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

In regards to the consolidation process component of the internal review, the Company determined that it was necessary to essentially reperform the consolidation of the financial statements in prior periods beginning with the consolidated balance sheet as of December 31, 2000. The reperformance of the consolidation of the financial statements was a time consuming process due to the multiple general ledger systems in place during this period, the number of acquisitions and dispositions during that time, turnover of key accounting personnel and

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the volume and complexities of intercompany transactions. Furthermore, the ceded reinsurance process component of the internal review required extensive time and effort due to system conversions during the period and the fact that many of the reinsurance treaties involved in the process were put into place several years ago.

The internal review has since been completed. As a result of the findings of the internal review, the Company has concluded that its prior financial statements should be restated. The restatement resulted in a cumulative reduction to stockholders’ equity of approximately $11.6 million, $9.5 million, and $9.5 million as of December 31, 2003, 2002 and 2001, respectively, and a (decrease) increase to the previously reported net losses available to common shareholders of approximately $(191) thousand and $247 thousand for the years ended December 31, 2003 and 2002, respectively. In addition, the restatement resulted in an increase (decrease) to total comprehensive loss of approximately $2.3 million and $(234) thousand for the years ended December 31, 2003 and 2002, respectively.

Details of Accounting Adjustments included in the Restatement—The restatement adjustments to previously issued financial statements relate primarily to the categories described below. Following the description of each transaction, accounting entry or entity category is a summary impact of the adjustments relating to that category.

Consolidated Statements of Operations and Consolidated Total Comprehensive Loss Adjustments

Reinsurance Contract Realized Investment Gains—One of the Company’s insurance subsidiaries, American Founders Life Insurance Company (“AFLIC”), entered into a reinsurance contract with a third party effective October 1, 2002. Under the terms of that agreement, AFLIC ceded the investment results, including realized gains and losses, on part of its investment portfolio to the third party reinsurer. Upon the termination of this contract on December 31, 2004, it was determined that certain realized investment gains and losses had been recorded as income in full by AFLIC instead of reflecting a portion of these gains as being due to the third party reinsurer, as required by the reinsurance contract. As such, the Company overstated its realized gains by $430 thousand and $309 thousand, net of a tax benefit of $151 thousand and $108 thousand for the years ended December 31, 2003 and 2002, respectively, in its Consolidated Statements of Operations and total comprehensive loss by the following amounts in the following periods (in thousands):

Increase to net loss available to common shareholders and total comprehensive loss for years ended December 31,	2003	2002
Net loss available to common shareholders	$(279)	$(201)

Total comprehensive loss	$(279)	$(201)

Ceded Reinsurance Adjustments—As part of our review of our ceded reinsurance process, the Company identified certain ceded reinsurance assets that, with the exception of $73 thousand incorrectly reported in 2002, should have been charged to expense in the Consolidated Statements of Operations in periods prior to December 31, 2000 (as further described below under the heading of “Ceded Reinsurance Balances”). If these assets had been appropriately charged to expense during these periods, a deferred tax asset would have been provided. As a consequence, the income tax expense recorded in the 4th quarter of 2003 related to the recording of a full valuation allowance on our deferred tax asset would have increased. The impact of the 2003 adjustment to income tax expense, and the erroneous reinsurance expense in 2002 on the Consolidated Statements of Operations and total comprehensive loss is as follows (in thousands):

(Increase) decrease to net loss available to common shareholders and total comprehensive loss for years ended December 31,	2003	2002
Net loss available to common shareholders	$(1,320)	$73

Total comprehensive loss	$(1,320)	$73

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Differences—For the year ended December 31, 2003, the Company identified errors in the allocation of income taxes between comprehensive loss, continuing operations, deferrable capital security distributions, and discontinued operations. The allocation errors stem from the application of the intra-period tax allocation provisions of SFAS No. 109, “Accounting for Income Taxes”. These errors decreased the consolidated net loss available to common shareholders by $2.8 million, predominately related to adjusting the tax effect on other comprehensive income and correctly reflecting the tax benefit in continuing operations. In addition, the income tax benefit of $335 thousand and $8.7 million previously reflected in deferrable capital security distributions and loss from discontinued operations, respectively, are now reflected as a component of the income tax (benefit) expense line item.

Since the aforementioned $2.8 million adjustment was a correction of the intra-period tax allocation between other comprehensive income and continuing operations and not a change to tax expense in total, the restated total comprehensive loss and consolidated stockholders’ equity were not affected by this error.

In addition, the Company noted errors in our account reconciliation processes which resulted in adjustments of $494 thousand to earned premiums $(123) thousand to loss and loss adjustment expenses and $604 thousand to policy acquisition costs for the year ended December 31, 2003 and $(494) thousand to earned premiums, $459 thousand to policy acquisition costs and $(50) thousand to operating expenses for the year ended December 31, 2002. The amounts in 2003 reflect the reversal of the 2002 identified errors.

Finally, the Company noted that previously reported net investment income did not reflect all investment income related expenses. Rather, these expenses were previously reported as a component of operating expenses. As such, the Company reduced net investment income and operating expenses by $1.9 million and $2.2 million in 2003 and 2002, respectively, to correct this error.

Reflecting these adjustments in the restated financial statements impacted our Consolidated Statements of Operations and total comprehensive loss as follows (in thousands):

(Increase) decrease to net loss available to common shareholders and total comprehensive loss for years ended December 31,	2003	2002
Net loss available to common shareholders	$2,861	$(85)

Total comprehensive income	$63	$(85)

Life Insurance Reinsurance Adjustments—For the year ended December 31, 2003, the Company identified errors in the recording of ceded losses to certain external reinsurers of AFLIC. Specifically, we identified that the Company had erroneously ceded too many losses to these reinsurers. As a result, the Company’s policyholder benefits expense was understated by $213 thousand, net of a tax benefit of $74 thousand, for the year ended December 31, 2003. Reflecting the correction of this error in the restated financial statements impacted our Consolidated Statements of Operations and total comprehensive loss as follows (in thousands):

(Increase) decrease to net loss available to common shareholders for years ended December 31,	2003	2002
Net loss available to common shareholders	$(139)	$—

Total comprehensive loss	$(139)	$—

Consolidation Differences—As part of our internal review, the Company identified various errors in the Company’s previously reported Consolidated Statement of Operations. These errors predominately stem from the Company’s failure (1) to properly eliminate reinsurance transactions between its subsidiaries, (2) to properly eliminate other operating expenses allocated to its subsidiaries and (3) to properly reconcile the consolidated reported results of operations to the Company’s underlying accounting records. The following is a more detailed discussion of these aforementioned errors.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net premiums earned—In conducting our internal review, the Company noted certain intercompany reinsurance transactions that were not properly eliminated during the consolidation process. Properly eliminating these balances resulted in an increase to the reported net earned premiums by $783 thousand and $50 thousand for the years ended December 31, 2003 and 2002, respectively.

Investment Income—During our internal review, the Company noted that interest income related to a particular intercompany debt instrument was not being properly eliminated. To correct this error, the previously reported interest income was reduced by $320 thousand and $600 thousand for the years ended December 31, 2003 and 2002, respectively.

Realized Gains—In the acquisition of Florida Select Insurance Holdings, the Company appropriately assigned new costs basis to the acquired investment portfolio in accordance with APB No. 16, “Business Combinations.” However, the Company’s underlying investment accounting system reflected investment values in accordance with statutory accounting guidelines which do not require the investment portfolio to be reported at its new cost basis. As these investment securities were subsequently sold and the realized gains and losses were calculated by the investment accounting system, the Company failed to include the adjusted cost basis in the calculation of reported gains and losses. As such, the Company overstated its realized capital gains by $58 thousand and $263 thousand for the years ended December 31, 2003 and 2002, respectively.

Policy acquisition costs and operating expenses—In conducting our internal review, the Company noted errors in the elimination of policy acquisition costs and operating expenses allocated to its subsidiaries. As such, the Company understated these expense captions by $1.5 million and $1.0 million for the years ended December 31, 2003 and 2002, respectively.

Income tax (benefit)—The Company determined that errors occurred in 2003 and 2002 relating to the reconciliation of our reported tax expense amounts and the amounts included in our general ledger systems and income tax footnote. These errors resulted in an increase to income tax expense attributable to continuing operations of approximately $0.6 million for the year ended December 31, 2003 and a reduction in income tax expense attributable to continuing operations of $1.5 million for the year ended December 31, 2002.

Gain on extinguishment of debt—The Company determined that we reported an incorrect gain amount stemming from a debt for equity swap in 2002. The impact of correcting this error was to increase the reported gain by approximately $316 thousand.

Loss from discontinued operations—The Company determined that an error occurred in 2003 relating to the reporting of the loss stemming from the sale of Aegis Financial Corporation. Specifically, the Company incorrectly reported the loss from this transaction by approximately $799 thousand. Accordingly, the adjusted loss from discontinued operations was reduced by $799 thousand.

Net change in unrealized gain—The Company determined that errors occurred relating to the calculation of accumulated other comprehensive income as of December 31, 2003, 2002 and 2001. These errors predominately related to the calculation of tax expense associated with accumulated comprehensive income and the inappropriate application of new cost basis to the acquired investment portfolio at Florida Select Insurance Holdings, as described above. The correction of these errors decreased total comprehensive loss by $525 thousand and $234 thousand for the years ended December 31, 2003 and 2002, respectively.

In the aggregate, the correction of these errors impacted our Consolidated Statements of Operations and total comprehensive loss as follows (in thousands):

(Increase) decrease to net loss available to common shareholders for years December 31,	2003	2002
Net (loss) available to common shareholders	$(932)	$(34)

Total comprehensive loss	$(407)	$200

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The items mentioned above, affected specific line items in the Statements of Operations as follows (in thousands):

2003	Reinsurance Contract Realized Gains	Ceded Reinsurance Adjustments	Other	Life Insurance Reinsurance Adjustments	Consolidation Differences	Total
Net premiums earned	$—	$—	$494	$—	$783	$1,277
Net investment income	—	—	(1,856)	—	(320)	(2,176)
Realized gains	(430)	—	—	—	(58)	(488)
Policyholder benefits	—	—	—	213	—	213
Losses and loss adjustment expenses	—	—	(123)	—	—	(123)
Policy acquisition expenses	—	—	604	—	294	898
Operating expenses	—	—	(1,906)	—	1,230	(676)
Income tax (benefit)	(151)	1,320	(11,830)	(74)	612	(10,123)

(Increase) decrease to net loss from continuing operations	(279)	(1,320)	11,893	(139)	(1,731)	8,424
Deferrable capital security distributions	—	—	(335)	—	—	(335)
(Increase) decrease to loss from discontinued operations	—	—	(8,697)	—	799	(7,898)

(Increase) decrease to net loss available to common shareholders	(279)	(1,320)	2,861	(139)	(932)	191
(Decrease) increase to net change in unrealized gain	—	—	(2,798)	—	525	(2,273)

(Decrease) increase to total comprehensive loss	$(279)	$(1,320)	$63	$(139)	$(407)	$(2,082)

2002	Reinsurance Contract Realized Gains	Ceded Reinsurance Adjustments	Other	Life Insurance Reinsurance Adjustments	Consolidation Differences	Total
Net premiums earned	$—	$—	$(494)	$—	$50	$(444)
Net investment income	—	—	(2,184)	—	(600)	(2,784)
Realized gains	(309)	—	—	—	(263)	(572)
Policy acquisition expenses	—	—	(459)	—	—	(459)
Operating expenses	—	(73)	(2,134)	—	1,019	(1,188)
Gain on debt extinguishment	—	—	—	—	(316)	(316)
Income tax (benefit)	(108)	—	—	—	(1,482)	(1,590)

(Increase) decrease to net loss from continuing operations and net loss available to common shareholders	(201)	73	(85)	—	(34)	(247)
Increase to net change in unrealized gain	—	—	—	—	234	234

(Decrease) increase to total comprehensive income	$(201)	$73	$(85)	$—	$200	$(13)

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheet Adjustments

Correction of Misclassifications—As part of our internal review, the Company identified certain prior period balance sheet items that were improperly classified and therefore are not comparable to the current year balance sheet presentation. These items, which predominately relate to the reclassification of the consolidated income tax receivable of $2.3 million from other liabilities to other assets, were reclassified in the restated December 31, 2003 Consolidated Balance Sheet.

In addition, the Company determined that errors occurred in the application of the intra-period tax allocation provisions of SFAS No. 109 as it relates to accumulated other comprehensive income as of December 31, 2003. Furthermore, errors were identified relating to the calculation of accumulated other comprehensive income as of December 31, 2003, 2002, and 2001 predominately associated with the appropriate application of new cost basis to the acquired investment portfolio at Florida Select Insurance Holdings. The correction of these errors decreased accumulated other comprehensive income by $1.9 million as of December 31, 2003 and increased accumulated comprehensive income by $412 thousand and $178 thousand as of December 31, 2002 and 2001, respectively.

These adjustments did not have an impact on Consolidated Stockholders’ Equity in 2003.

Consolidation Differences—As part of our internal review, the Company revised the process for consolidating our balance sheets for the applicable periods, and as a result were able to identify certain intercompany asset and liability balances that were not properly eliminated during the previous consolidation. These balances primarily included (1) an investment in a subsidiary, that was appropriately classified as an other invested asset in the underlying books and records, but which should have been eliminated as part of our consolidation and (2) numerous intercompany reinsurance balances, which also should have been eliminated as part of our consolidation. The failure to eliminate these balances in our consolidation process during 2003 and prior periods, resulted in the Company’s inability to properly identify income statement aggregation and consolidation errors. As a result, over a period of several years, the Company had overstated its consolidated net income available to common shareholders and consolidated stockholders’ equity. In total, the identified errors overstated Consolidated Stockholders’ Equity by $7.4 million, $7.0 million, and $7.2 million as of December 31, 2003, 2002 and 2001 respectively.

Other Differences—As part of our internal review, the Company identified certain adjustments to reinsurance balances receivable and loss and loss adjustment expenses and unearned premiums as of December 31, 2003. These adjustments increased Consolidated Stockholder’s equity by $258 thousand, $195 thousand and $280 thousand as of December 31, 2003, 2002 and 2001, respectively.

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

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reinsurance Contract Realized Gains—One of the Company’s insurance subsidiaries, American Founders Life Insurance Company (“AFLIC”), entered into a reinsurance contract with a third party effective October 1, 2002. Under the terms of that agreement, AFLIC ceded the investment results, including realized gains and losses, on part of its investment portfolio to the third party reinsurer. Upon the termination of this contract, it was determined that certain realized investment gains and losses had been recorded as income in full by AFLIC instead of reflecting a portion of these gains as being due to the third party reinsurer, as required by the reinsurance contract. As such, the Company overstated its Consolidated Stockholders’ Equity by $480 thousand and $201 thousand as of December 31, 2003 and 2002, respectively. The impact to Consolidated Stockholders’ Equity is net of a deferred tax benefit of $259 thousand and $107 thousand as of December 31, 2003 and 2002, respectively. This error did not have an impact on Consolidated Stockholders’ Equity as of December 31, 2001.

Ceded Reinsurance Adjustment—As part of our review of our ceded reinsurance process, the Company identified approximately $3.8 million of ceded reinsurance assets that should have been charged to expense in the Consolidated Statements of Operations in periods prior to December 31, 2000. The identified errors consisted of the following: (1) $1.5 million of reinsurance recoverables related to the failure to properly record ceded premiums related to various reinsurance agreements in the late 1990’s, (2) $1.3 million of reinsurance recoverables related to the failure to properly expense certain unearned premiums related to the cancellation of a reinsurance contract prior to 2000, and (3) $1.0 million related to several smaller reinsurance balances that were generated prior to 2001 and which appear to not have been recoverable at that date . The amount reflected in the 2002 restated consolidated balance sheet is net of a tax benefit of $1.3 million. In 2003, the $1.3 million deferred tax asset was offset by an adjustment to the Company’s deferred tax asset valuation allowance that was originally recorded in 2003. Due to these errors, the Company overstated its Consolidated Stockholders’ Equity by $3.8 million, $2.5 million and $2.5 million as of December 31, 2003, 2002 and 2001, respectively.

Life Insurance Reinsurance Adjustments—For the year ended December 31, 2003 the Company identified errors in the recording of ceded losses to certain external reinsurers of AFLIC. Specifically, we identified that the Company had erroneously ceded too many losses to these reinsurers. As a result, the Company’s reinsurance balances receivable was overstated by $213 thousand as of December 31, 2003. In recording the correction of these errors, the Company also recorded a $73 thousand reduction of deferred income taxes to reflect the tax impact of the errors. The net impact of these errors reduced Consolidated Stockholders’ Equity by $139 thousand as of December 31, 2003.

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

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The items mentioned above impacted specific line items in the December 31, 2003 Consolidated Balance Sheet as follows (in thousands):

2003	Correction of Misclassifications	Consolidation Differences	Other Differences	Reinsurance Contract Realized Gains	Ceded Reinsurance Adjustment	Life Insurance Reinsurance Adjustments	Total
Other invested assets	$—	$(5,342)	$—	$—	$—	$—	$(5,342)
Cash	—	—	9,501	—	—	—	9,501
Premiums in course of collection	85	590	—	—	—	—	675
Reinsurance balances receivable	—	(5,309)	(145)	—	—	69,859	64,405
Goodwill	—	—	(3,251)	—	—	—	(3,251)
Other assets	2,349	—	—	—	—	—	2,349
Policy liabilities	—	—	—	—	—	(10,422)	(10,422)
Loss and loss adjustment expenses	(119)	1,192	123	—	—	—	1,196
Unearned premiums	—	328	280	—	—	—	608
Reinsurance balances payable	—	(1,383)		—	(3,771)	(59,649)	(64,803)
Deferred income taxes	—	—	3,251	259	—	73	3,583
Other liabilities	(2,315)	2,493	(9,501)	(739)	—	—	(10,062)

Stockholders' equity	$—	$(7,431)	$258	$(480)	$(3,771)	$(139)	$(11,563)

The following schedule provides details of the adjustments included in the restatement of consolidated stockholders’ equity at December 31, 2002 and 2001 (in thousands):

	2002	2001
Total stockholders' equity, previously reported	$235,861	$259,307
Adjustments:
Consolidation differences	(7,024)	(7,224)
Ceded reinsurance adjustment	(2,451)	(2,524)
Reinsurance contract realized gains	(201)	—
Other differences	195	280

Total adjustments	(9,481)	(9,468)

Total stockholders' equity, restated	$226,380	$249,839

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impact of the aforementioned adjustments on our Consolidated Balance Sheet at December 31, 2003.

CONSOLIDATED BALANCE SHEET

December 31, 2003

(amounts in thousands)

	As Previously Reported	Adjustments	As Restated
Assets:
Fixed maturities available for sale—at fair value (cost: $674,623)	$692,260	$—	$692,260
Fixed maturities—trading	161,348	—	161,348
Equity securities—at fair value: (cost: $28,454)	29,937	—	29,937
Mortgage loans, at cost	9,089	—	9,089
Policy loans, at cost	57,209	—	57,209
Short-term investments, at cost	6,146	—	6,146
Other invested assets, at cost	30,083	(5,342)	24,741

Total investments	986,072	(5,342)	980,730
Cash	92,376	9,501	101,877
Accrued investment income	11,012	—	11,012
Premiums in course of collection (net of allowances for losses of $383)	116,345	675	117,020
Reinsurance balances receivable	423,751	64,405	488,156
Reinsurance recoverable on paid losses	46,484	—	46,484
Deferred policy acquisition costs	51,537	—	51,537
Property and equipment	21,070	—	21,070
Goodwill	133,448	(3,251)	130,197
Other intangible assets	16,315	—	16,315
Other assets	14,004	2,349	16,353

Total assets	$1,912,414	$68,337	$1,980,751

Liabilities:
Policy liabilities	$668,298	$10,422	$678,720
Losses and loss adjustment expenses	355,555	(1,196)	354,359
Unearned premiums	329,773	(608)	329,165
Federal Home Loan Bank advances	158,811	—	158,811
Reinsurance balances payable	55,938	64,803	120,741
Deferred income taxes	8,893	(3,583)	5,310
Line of credit	30,000	—	30,000
Long term debt	75,932	—	75,932
Other liabilities	117,616	10,062	127,678

Total liabilities	1,800,816	79,900	1,880,716

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued:
Common stock, $.01 par value, 100,000,000 shares authorized, shares issued: 38,545,788
	385	—	385
Additional paid-in capital	245,410	—	245,410
Accumulated other comprehensive income, (net of tax expense of $9,096)	11,983	(1,861)	10,122
Retained earnings	(121,773)	(9,702)	(131,475)
Treasury stock (2,479,977 shares at cost)	(18,263)	—	(18,263)
Restricted stock	(6,144)	—	(6,144)

Total stockholders’ equity	111,598	(11,563)	100,035

Total liabilities and stockholders’ equity	$1,912,414	$68,337	$1,980,751

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impact of the aforementioned adjustments on our Consolidated Statement of Operations for the period ended December 31, 2003.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2003

(amounts in thousands except per share data)

	As Previously Reported	Adjustments	As Restated
Revenues:
Net premiums written	$448,768	$1,090	$450,045
Change in unearned premiums	28,310	187	28,310

Net premiums earned	477,078	1,277	478,355
Policy fees	35,779	—	35,779
Agency fees and commissions	49,110	—	49,110
Net investment income	40,691	(2,176)	38,515
Realized gains	7,776	(488)	7,288
Other	7,311		7,311

Total revenues	617,745	(1,387)	616,358
Expenses:
Policyholder benefits	21,080	213	21,293
Losses and loss adjustment expenses incurred	322,226	(123)	322,103
Policy acquisition expenses	85,799	898	86,697
Litigation and billing dispute settlements	65,920	—	65,920
Operating expenses	149,228	(676)	148,552
Interest on debt	12,839	—	12,839
Deferrable capital security distributions	871	—	871
Gain on debt extinguishment	(602)		(602)

Total expenses	657,361	312	657,673

Loss from continuing operations before income taxes, minority interest and deferrable capital securities distributions	(39,616)	(1,699)	(41,315)
Income tax expense	62,050	(10,123)	51,927
Minority interest, net of tax	605	—	605
Deferrable capital security distributions, net of tax	622	335	957

Loss from continuing operations	(102,893)	8,089	(94,804)
Loss from discontinued operations, net of tax	(15,925)	(7,898)	(23,823)

Loss before cumulative effect of change in accounting principle	(118,818)	191	(118,627)
Cumulative effect of change in accounting principle, net of tax	(1,167)	—	(1,167)

Net loss available to common shareholders	(119,985)	191	(119,794)

Net loss from continuing operations per share—Basic and diluted	$(2.95)	$0.23	$(2.72)

Net loss available to common shareholders per share—Basic and diluted	$(3.44)	$0.01	$(3.43)

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impact of the aforementioned adjustments on our Consolidated Statement of Operations for the period ended December 31, 2002.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2002

(amounts in thousands except per share data)

	As Previously Reported	Adjustments	As Restated
Revenues:
Net premiums written	$546,473	$(258)	$546,215
Change in unearned premiums	(54,223)	(186)	(54,409)

Net premiums earned	492,250	(444)	491,806
Policy fees	19,827	—	19,827
Agency fees and commissions	55,146	—	55,146
Net investment income	53,400	(2,784)	50,616
Realized (losses)	(28,582)	(572)	(29,154)
Other	8,382	—	8,382

Total revenues	600,423	(3,800)	596,623
Expenses:
Policyholder benefits	22,947	—	22,947
Losses and loss adjustment expenses incurred	322,163	—	322,163
Policy acquisition expenses	90,937	(459)	90,478
Litigation and billing dispute settlements	9,029	—	9,029
Operating expenses	167,532	(1,188)	166,344
Interest on debt	14,922	—	14,922
Gain on debt extinguishment	(9,477)	(316)	(9,793)

Total expenses	618,053	(1,963)	616,090

Loss from continuing operations before income taxes, minority interest and deferrable capital securities distributions	(17,630)	(1,837)	(19,467)
Income tax (benefit)	(6,013)	(1,590)	(7,603)
Minority interest, net of tax	(2,479)	—	(2,479)
Deferrable capital security distributions, net of tax	1,081	—	1,081

Loss from continuing operations	(10,219)	(247)	(10,466)
Loss from discontinued operations, net of tax	(21,992)	—	(21,992)

Loss before cumulative effect of change in accounting principle	(32,211)	(247)	(32,458)
Cumulative effect of change in accounting principle, net of tax	—	—	—

Net loss	(32,211)	(247)	(32,458)
Gain on redemption of preferred securities, net of tax	560	—	560

Net loss available to common shareholders	$(31,651)	$(247)	$(31,898)

Net loss from continuing operations per share—Basic and diluted	$(0.30)	$(0.01)	$(0.31)

Net loss available to common shareholders per share—Basic and diluted	$(0.94)	$(0.00)	$(0.94)

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Cash Flows Adjustments

The following table presents selected consolidated statements of cash flows information for the Company showing previously reported and restated cash flows, adjusted for the effects of the errors mentioned above, for the years ended December 31, 2003 and 2002 (in thousands):

	Year Ended December 31, 2003		Year Ended December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net cash (used in) provided by operating activities	$(16,384)	$(24,126)	$122,561	$118,608
Net cash used in investing activities	(8,336)	(6,464)	(1,142)	(13,878)
Net cash used in financing activities	(23,497)	(28,860)	(4,405)	(7,693)

(Decrease) increase in cash and cash equivalents	(48,217)	(59,450)	117,014	97,037
Cash and cash equivalents at beginning of year	140,593	161,327	23,579	64,290

Cash and cash equivalents at end of year	$92,376	$101,877	$140,593	$161,327

The aforementioned changes to the reported consolidated balance sheets as of December 31, 2003, 2002 and 2001 resulted in changes to the activity reflected in the consolidated statements of cash flows for the years ended December 31, 2003 and 2002. The most significant of these changes relates to the change in consolidated cash as of December 31, 2003 due to the Company’s aggregate cash overdraft balance.

Note C—Liquidity

The Company has experienced substantial losses over the past four years. Aggregate losses from continuing operations during this period, including catastrophe, intangible impairment and arbitration losses, were $210.6 million. In addition, losses from discontinued operations totaled $101.4 million during this period. The combination of these losses has resulted in a significant deterioration in the Company’s financial condition. As of December 31, 2004, the Company had a consolidated stockholders’ deficit of $45.8 million.

These losses have also negatively impacted the financial condition of the Company’s lead insurance company, Vesta Fire. As of December 31, 2004, Vesta Fire’s statutory surplus was $50.0 million, which was below “Company Action Level” as defined by the National Association of Insurance Companies (“NAIC). Approximately $40.0 million of Vesta Fire’s surplus is Vesta Fire’s investment in bonds issued by our holding company. Vesta Fire’s ability to fund its future operations and meet future claims liabilities is largely dependent upon the Company’s ability to repay these bonds. The Company did not have the liquid assets available to repay the $40.0 million of bonds held by Vesta Fire as of December 31, 2004. If these bonds were unable to be repaid, it could result in regulatory action by various departments of insurance, including placing the insurance subsidiaries under supervision.

Furthermore, as described in more detail in Note O, the Company is currently in default on certain covenants related to the timely filing of financial statements on its publicly traded 8.75% Senior Debentures (the Debentures) and 8.525% Deferred Capital Securities (the Capital Securities). The total amount of this debt outstanding as of December 31, 2004 was $75.9 million. While the Company has not received notice of an event of default from its bondholders or trustee, this default could lead to the acceleration of future debt payments.

If notice of default were delivered to the Company on the Debentures or the Capital Securities, or both, the Company does not have the funds necessary to repay these obligations. The Company would have to pursue

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accordingly, the Company, in consultation with its financial advisors, is pursuing several possible transactions to address the Company’s current financial condition. Possible transactions being considered by the Company include the following:

—	Renewal rights transactions—The Company is considering possible renewal rights transactions that would allow the Company to reduce the level of writings in certain product lines. Specifically, the Company is considering a renewal rights agreement for its standard automobile policies in West Virginia. The Company’s standard automobile policies in West Virginia, which represents approximately $20 million of annual written premiums, was excluded from the July, 2005 renewal rights transaction with Donegal. The possible consummation of this transaction would complete the Company’s exit of the multi-line market and would further reduce the Company’s overall premium writing levels.

The Company is also evaluating possible renewal rights transactions involving certain states/regions in our homeowners portfolio.

—	Raising capital—The Company is pursuing possible capital raising initiatives in the private sector geared towards improving our overall financial condition. The evaluation of these possible transactions is in the preliminary stages.

—	Asset dispositions—The Company is also evaluating possible asset dispositions, including the possible sale of certain subsidiary insurance companies. As with the possible capital raising initiatives, the Company is in the preliminary phase of analyzing which asset groups or subsidiary companies would allow the Company to maximize the increase in statutory surplus and/or reduction of written premium levels.

—	Expense reductions—In 2004, the Company began implementing certain operational consolidation initiatives aimed at reducing policy maintenance and claims adjustment costs. While these consolidation initiatives continue to be implemented, the Company is also reviewing other expense reduction initiatives, including, but not limited to, the delaying of certain information technology initiatives and facility cost reductions.

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

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Finally, the sources of cash available to our holding company to pay holding company expenses, including principal and interest on outstanding indebtedness, are dividends paid by our management company subsidiary, J. Gordon Gaines, Inc., and its subsidiaries. These management companies earn management fees and attorney in fact fees paid by our insurance company subsidiaries, which are largely dependent on the amount of premium written by those companies. A significant deterioration in premium volumes could lead to inadequate cash available to our holding company to fund all of its obligations. For further information concerning our holding company obligations and sources of funds available, please refer to “MD&A—Liquidity and Capital Resources” included in this report.

Note D—Acquisitions and Dispositions

Effective July 9, 2004, the initial public offering of 8.2 million shares of Affirmative Insurance Holdings, Inc. (“Affirmative”) was consummated at a price of $14 per share. Of the shares sold, 4.4 million shares were newly issued shares offered by Affirmative while 3.8 million shares were offered by the Company. Additionally, on July 26, 2004 the underwriters of Affirmative’s initial public offering exercised in full the over-allotment option to purchase an additional 1.2 million shares of Affirmative common stock at a price of $14 per share. Of the shares sold in connection with the over-allotment, 663 thousand shares were newly issued shares offered by Affirmative while the Company offered 562 thousand shares.

The Company received total net proceeds from these transactions of approximately $55.4 million and retained 7.2 million shares, or approximately 42.9% of the outstanding shares of Affirmative. The Company recorded a third quarter gain in 2004 from these transactions of $11.2 million.

At December 31, 2004, the Company’s retained ownership of Affirmative had a recorded value of $88.0 million and market value of $121.6 million, or $16.84 per share. The unrealized gain on the Company’s retained ownership of Affirmative is not reflected in the accompanying Consolidated Balance Sheets or Consolidated Statement of Operations, consistent with the Company’s application of the equity method of accounting to its retained Affirmative ownership. Additionally, the net intercompany balances between Vesta and Affirmative arising from reinsurance contracts was a payable to Affirmative of $14.5 million.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information regarding Affirmative as of and for the year ended December 31, 2004, was as follows (in thousands):

Total assets	$520,920

Total liabilities	$315,614

Total stockholders’ equity	$205,306

Total revenues	$288,674

Total expenses	$247,205

Net income	$24,433

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

On August 30, 2005, we sold our remaining 5.2 million shares of Affirmative common stock to an unaffiliated third party. In this transaction, Vesta Insurance Group, Inc. sold approximately 1.3 million shares and Vesta Fire sold approximately 3.9 million shares. We received $77.5 million in proceeds, net of closing costs. Vesta will report a gain of approximately $9.4 million in the third quarter of 2005 related to this transaction.

Summarized below are the consolidated results of operations for the years ended December 31, 2004 and 2003 on an unaudited pro forma basis as if the disposition of 57.1% of Affirmative had occurred as of December 31, 2002. The pro forma information is based on our consolidated restated results of operations for the years ended December 31, 2004 and 2003. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above (in thousands, except for share amounts and unaudited):

	Year Ended December 31,
	2004	2003
Total revenues	$284,269	$374,911

Loss available to common shareholders	$(169,240)	$(129,767)

Loss available to common shareholders per share—basic and diluted	$(4.77)	$(3.72)

In February 2003, we completed the acquisition of the approximate 27% remaining ownership from the minority owners of American Founders Financial Corporation (“AFFC”). The purchase price for this acquisition was $12.9 million, which approximated the recorded minority interest balance.

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

On September 30, 2005, our wholly owned subsidiary, American Founders Financial Corporation, sold 100% of the stock of its subsidiary, Laurel Life Insurance Corporation for $55.8 million, net of closing costs, to Sagicor, USA, Inc. The sale of Laurel Life Insurance Company included all of Vesta’s life insurance operations. Vesta will report a gain of approximately $4.5 million in the third quarter of 2005 related to this transaction.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective September 30, 2003, we consummated a stock purchase agreement for the sale of all common stock of our health insurance operations, which included Aegis Financial Corporation (Aegis) and its subsidiary States General Life Insurance Company (States General) for $4.6 million. The sales price was financed through a $5.0 million note issued by the buyer payable to Vesta Fire. The note bears interest at a fixed rate of 6%, with interest payments due semi-annually and principal due in September 2006. The note is collateralized by the common stock of Aegis. The results of Aegis have been reclassified to discontinued operations for all periods presented. Vesta did not receive the scheduled interest only payment due on September 30, 2004 related to the $5.0 million note. In the third quarter of 2004, the Company recorded a realized loss of $5.3 million on the entirety of the recorded note and accrued interest balances based on our assessment of the collectibility of the note and the underlying collateral. Since that time, Aegis entered receivership. Management believes the likelihood of recovering any amounts due is remote.

Note E—Goodwill and Other Intangible Assets

In June, 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” having a required effective date for fiscal years beginning after December 15, 2001. Under these pronouncements, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to at least annual impairment testing as prescribed by SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. We adopted SFAS No. 142 effective January 1, 2002.

Upon our initial adoption of SFAS No. 142, we identified three reporting units that would be tested for goodwill impairment: homeowners’ insurance operations; life insurance operations; and non-standard automobile agency operations. With the consummation of the initial public offering of Affirmative in the third quarter of 2004, the Company’s reporting units were reduced to homeowners’ insurance operations and life insurance operations. Pursuant to the provisions of SFAS No. 142, we conduct an evaluation, on at least an annual basis, to assess whether the fair value of our reporting units exceeds each reporting unit’s carrying value. Upon the occurrence of significant events, which could impact the assumptions we use to project future profitability, we update our evaluation of our reporting units. Our annual evaluation is performed on September 30th. In connection with our evaluation of the recorded goodwill in 2004, we engaged a third party to assist management in its assessment of the valuation of goodwill.

As of September 30, 2004, we had recorded goodwill and other intangible assets with indefinite lives for our homeowners insurance operations of $57.7 million and $7.5 million for our life insurance operations. In addition, our homeowners insurance operations had recorded amortizable intangibles of approximately $1.5 million as of September 30, 2004. Based on our evaluation as of September 30, 2004, we concluded that there was no goodwill impairment for our life insurance operations. In performing our assessment of our homeowners insurance operations reporting unit, the Company noted that several key assumptions had deteriorated over the past year leading to an indication that the homeowners insurance operations reporting unit goodwill was impaired. Specifically, the reporting unit’s financial condition had deteriorated throughout 2004 primarily due to hurricane activity and adverse arbitration rulings. In addition, the Company’s projected cash flows for the homeowners insurance operations reporting unit were negatively impacted by an increase in the Company’s projected catastrophe losses. This increase was primarily driven by the Company’s recent catastrophe experience in Florida and Texas and projected increases in catastrophe reinsurance costs.

After applying step II of the goodwill valuation model as required by SFAS No. 142, Management concluded that the entire $57.7 million of goodwill attributed to the homeowners insurance operations reporting unit was impaired. In addition, the Company impaired $1.5 million of other intangibles. Accordingly, the Company recorded an impairment charge of $59.2 in the third quarter of 2004.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the fourth quarter of 2002, we wrote off $9.1 million of goodwill associated with our discontinued health insurance ($7.9 million) and consulting ($1.2 million) business lines. (See Note T for further discussion of discontinued operations).

The consummation of the initial public offering of Affirmative resulted in a decrease to the Company’s consolidated goodwill and other intangibles by $79.5 million.

Other intangible assets at December 31, 2004 and 2003 are as follows (in thousands):

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Non-compete agreements	$—	$—	$2,575	$(1,005)
Agency relationships	—	—	5,415	(978)
Non-amortizable intangible assets:
Brand name	—	—	10,308	—

	$—	$—	$18,298	$(1,983)

The changes in the carrying amount of goodwill and other intangible assets for the years ended December 31, 2004 and 2003 are as follows (in thousands):

Balance as of January 1, 2003	$131,619
Goodwill and other intangible assets acquired and other adjustments	16,540
Amortization	(1,647)

Balance as of December 31, 2003	146,512
Amortization	(359)
Initial public offering of Affirmative	(79,490)
Impairment of homeowners and life insurance operations reporting unit goodwill and other intangibles	(66,663)

Balance as of December 31, 2004	$—

Note F—Statutory Accounting and Regulation

Vesta’s insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from accounting principles generally accepted in the United States of America (“GAAP”). The most significant differences between GAAP and statutory accounting principles are as follows: (a) under GAAP acquisition costs of obtaining new business are deferred and amortized over the policy period rather than charged to operations as

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred; (b) under GAAP certain items are reported as assets (property and equipment, agents’ balances, prepaid expenses) rather than being charged directly to surplus as nonadmitted items; (c) statutory accounting disallows reserve credits for reinsurance in certain circumstances; (d) under GAAP bonds classified as available-for-sale are recorded at their market values instead of amortized cost; (e) under GAAP benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions rather than under statutory prescribed assumptions; (f) under GAAP the Asset Valuation Reserve and Interest Maintenance Reserve established for statutory accounting purposes are restored to stockholders’ equity and (g) under GAAP other assets such as deferred income taxes and goodwill are not limited to statutory prescribed percentages of equity with any excess charged directly to surplus as nonadmitted items.

The audited statutory capital and surplus and statutory net loss of Vesta Fire as of and for the year ended December 31, 2004 was $50.0 million and $138.5 million, respectively, compared to $189.4 million and $20.0 million in 2003. Additionally, the statutory capital and surplus and statutory loss of Laurel Life Insurance Company as of and for the year ended December 31, 2004 was $26.3 million and $1.7 million, respectively, compared to $32.8 million and $1.0 million in 2003. As discussed further in Note I, the admitted value of Vesta Fire’s ownership of $57.3 million (par value) of bonds issued by Vesta Insurance Group, Inc. was $40.0 million as of December 31, 2004. The admitted value of the intercompany bonds comprises 80.1% of Vesta Fire’s statutory surplus at December 31, 2004.

Restrictions on Dividends to Stockholder and Transactions between Affiliates:    Transactions between Vesta and its insurance subsidiaries, including the payment of dividends and management fees to Vesta by such subsidiaries, are subject to certain limitations under the insurance laws of those subsidiaries’ domiciliary states. The insurance laws of the state of Illinois, where Vesta Fire is domiciled, permit the payment of dividends out of unassigned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, such dividends do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. On October 29, 2001, the Illinois Insurance Department published a Company Bulletin that indicates that the Department interprets these dividend limitations to prohibit the payment of dividends if the insurer has negative or zero “unassigned funds” at the end of the prior year, as reported on its statutorily required annual statement. Our lead insurance subsidiary, Vesta Fire, reported negative “unassigned funds” in its annual statement for 2004.

Vesta Fire and three other insurance subsidiaries redomisticated to the State of Texas in May of 2006. The Company believes that the limitation of dividend payments in the State of Texas are similar to those in Illinois. Accordingly, we will not be able to declare and pay a dividend from our lead insurance company subsidiary for the foreseeable future without prior approval.

Risk-Based Capital Requirements:    The NAIC adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its “risk-based capital” (“RBC”) by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its “authorized control level” of RBC. Pursuant to the formula described above, there are no issues with respect to a company’s risk-based capital as long as risk-based capital as a percentage of authorized control level is in excess of 200%. At December 31, 2004, the total adjusted risk-based capital as a percentage of authorized control level for our principal insurance subsidiaries was 158% for the Vesta Fire

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance Corporation and 553% for Laurel Life Insurance Company. Vesta Fire’s statutory surplus was $76.2 million as of December 31, 2005, or approximately $700 thousand below company action level. As of March 31, 2006, the Vesta Fire’s statutory surplus was $82.8 million. Although Vesta Fire’s risk-based capital was below company action level as of December 31, 2004 and 2005 which would have required the Company to submit a plan to address this deficiency, the Company’s current statutory surplus is above company action level. As the Company is currently above company action level, no plan has been submitted.

Reserve Reconciliations.    The Illinois Department of Insurance (the governing authority for Vesta Fire Insurance Corporation, our primary insurance subsidiary) imposes a “reserve reconciliation test”. Generally, the reserve reconciliation test requires an insurance company to maintain a specified amount of high quality liquid assets. At December 31, 2004, the minimum level required pursuant to this test exceeded the qualifying assets of Vesta Fire Insurance Corporation by approximately $14.5 million. This shortfall is the result of funding of claims related to hurricane losses during the third quarter of 2004. As a result of this shortage, the Company developed and submitted a plan to the Illinois Department of Insurance describing how the Company planned to resolve this shortage. Our plan includes (1) dissolution of insurance subsidiary that was not being utilized; (2) an exchange of Affirmative common stock owned by Vesta Insurance Group for non-qualifying assets of Vesta Fire; (3) the sale of our life insurance operations; (4) the commutation of our 2004 50% and 25% Quota Share Agreement and (5) the repayment of our standard property and casualty segment Federal Home Loan Bank advances. This plan was accepted by the Illinois Department of Insurance. Although all of these components of our plan were executed in 2005, catastrophe activity in 2005 was such that Vesta Fire again failed the reserve reconciliation test. The Company submitted a plan to the Illinois Department of Insurance as to how Vesta Fire will address this deficiency. The plan submitted included several of the possible transactions discussed in Note C.

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

Based on our statutory results for 2003 and 2004, we have seen our IRIS ratios unfavorably vary from the normal range. The unfavorable variances were predominantly a result of (i) significant declines in surplus levels due to unfavorable arbitration charges and significant catastrophe activity over the last two years, (ii) the significant decline in net writings in the current year due to the divestiture of Affirmative, and (iii) Vesta Fire’s level of investment in its subsidiary statutory insurance companies.

During the course of a routine triennial regulatory exam, one of our state regulators identified certain transactions that had occurred in the past which had not received the prior approval required by the Holding Company Acts applicable to the Company and its insurance subsidiaries. Management is currently discussing these prior transactions with various state regulators and, at this time, is unable to predict what, if any, consequences or remedies that may be imposed as a result.

Various state insurance regulators have indicated concerns regarding our subsidiary insurance companies’ financial condition and operating performance. These state regulators have informed the Company that the failure of the Company to secure an improved financial condition could likely result in adverse regulatory action, including but not limited to regulatory supervision of the applicable insurance subsidiaries. Regulatory supervision of the insurance subsidiaries would likely have a material adverse impact on the Company’s premium volumes as well as its ability to secure reinsurance. Such an occurrence would result in a significant decrease in the Company’s cash flows and would negatively impact the Company’s ability to meet its contractual obligation, including the Debentures and the Capital Securities.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note G—Investment Operations

Vesta’s investment income is summarized as follows (in thousands):

	2004	2003	2002
Fixed maturities	$32,004	$34,036	$43,384
Equity securities	1,367	1,673	1,135
Short-term investments	4,174	4,374	8,612
Other	422	890	398

	37,967	40,973	53,529
Less investment expense	(2,680)	(2,458)	(2,913)

Net investment income from continuing operations	$35,287	$38,515	$50,616

An analysis of gains (losses) from investments is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
		Restated	Restated
Realized investment gains (losses) from:
Fixed maturities	$3,770	$550	$(187)
Equity securities	907	6,091	(565)
Collateral loans	—	—	(28,500)
Other	(6,683)	647	98

	$(2,006)	$7,288	$(29,154)

During 2004, we recorded $5.3 million of other realized losses related to a $5.0 million note received in connection with the sale of Aegis. Additionally, we recorded an other realized loss of $1.2 million related to our arbitration with Employers Reinsurance Corporation. See Note I for more details regarding the Employers Reinsurance Corporation arbitration.

During 2002, we actively pursued collection of approximately $27 million in loans held as assets by American Founders. As of December 31, 2002, we had seen no indications that these loans would perform. Accordingly, we concluded that these loans were impaired and recorded an estimated loss on these loans equal to their entire balance.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of fixed maturities and equity securities available-for-sale by amortized cost and estimated fair value at December 31, 2004 and 2003 is as follows (in thousands):

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2004
United States Government	$76,793	$563	$734	$76,622
States, municipalities and political subdivisions	48,127	1,621	464	49,284
Corporate	208,647	7,385	928	215,104
Mortgage-backed securities, GNMA collateral	305,226	4,639	1,685	308,180

Total fixed maturities	638,793	14,208	3,811	649,190
Equity securities	29,881	1,587	114	31,354

Total portfolio	$668,674	$15,795	$3,925	$680,544

2003
United States Government	$78,544	$1,023	$689	$78,878
States, municipalities and political subdivisions	41,327	1,987	462	42,852
Corporate	203,165	9,449	935	211,679
Mortgage-backed securities, GNMA collateral	351,587	8,761	1,497	358,851

Total fixed maturities	674,623	21,220	3,583	692,260
Equity securities	28,454	1,521	38	29,937

Total portfolio	$703,077	$22,741	$3,621	$722,197

A summary of fixed maturities—trading (at fair value) as of December 31, 2003 are as follows (in thousands):

U.S. Treasury securities and obligations of U.S. Government agencies	$8,305
Obligations of states and political subdivisions	15,694
Public utilities	4,649
Corporate securities	76,499
Mortgage-backed securities	56,201

Total securities—trading	$161,348

During the fourth quarter of 2004, the Company’s modification of the Scottish Re Life Corporation reinsurance contract resulted in the transferring of the assets held in trust, which were classified as trading securities prior to the change, to the reinsurers. As a result of this contract modification, no securities were classified as trading as of December 31, 2004.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A schedule of fixed maturities available for sale by contractual maturity at December 31, 2004 is shown in the table below (in thousands). Actual maturities could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Due in one year or less	$9,827	$9,817
Due from one to five years	126,450	128,742
Due from five to ten years	144,845	147,614
Due in ten years or more	53,425	55,847
Mortgage backed securities	304,246	307,170

Total	$638,793	$649,190

The Company has pledged investments having a market value of $172.2 million to the Federal Home Loan Bank, pledged investments having a market value of $31.3 million pursuant to certain reinsurance contracts, and has deposited investments having a market value of $31.9 million to certain state insurance agencies.

Gross gains (losses) realized on the sale of equity securities were $0.9 million, $6.1 million and $(0.6) million in 2004, 2003 and 2002, respectively. Gross gains realized on the sale of fixed maturities were $5.4 million, $6.5 million and $10.5 million in 2004, 2003 and 2002, respectively. Gross losses on the sale of fixed maturities were $1.6 million, $6.0 million and $10.3 million in 2004, 2003 and 2002, respectively.

We maintain a mortgage loan portfolio consisting of first-lien residential and commercial mortgages. At December 31, 2004 and 2003, our residential mortgages had carrying values of approximately $2.8 million and $1.6 million, respectively, and commercial mortgages had carrying values of approximately $5.7 million and $7.5 million, respectively.

At December 31, 2004, included in securities available-for-sale are the following investments with unrealized losses classified according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Less Than 12 Months			12 Months or Longer			Total
Description of Securities	# of Positions	Fair Value	Unrealized Loss	# of Positions	Fair Value	Unrealized Loss	# of Positions	Fair Value	Unrealized Loss
U.S. Treasury obligations	23	$19,166	$(107)	25	$33,038	$(635)	48	$52,204	$(742)
Federal agency obligations	92	86,041	(602)	42	32,439	(1,073)	134	118,480	(1,675)
Corporate bonds	93	88,053	(773)	37	18,597	(620)	130	106,650	(1,393)

Debt securities		193,260	(1,482)		84,074	(2,328)		277,334	(3,810)
Common and preferred stock	5	1,682	(112)	3	1,000	(3)	8	2,682	(115)

Total temporarily impaired securities		$194,942	$(1,594)		$85,074	$(2,331)		$280,016	$(3,925)

The aggregate unrealized losses approximate 1.4% of the fair value of the temporarily impaired securities at December 31, 2004. For those securities identified as having temporary impairments for less than twelve months, the temporary losses are primarily due to recent increases in U.S. Treasury yields and are not due to deterioration in credit quality issues. While the 10-year U.S. Treasury yield ended 2004 nearly unchanged at 4.22%, the rate did fluctuate from 3.68% to 4.87% during the year. The fair value of bonds purchased at the lower end of the 10-year Treasury yield range were adversely impacted by the increase in the rate at the end of the year.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized losses greater than twelve months represent 0.8% of the fair value of the temporarily impaired securities. For those securities identified as having temporary impairments of twelve months or more, approximately 73.8% of these unrealized losses occurred in federal agency mortgage-backed securities and U.S. Treasury obligations. Management does not view these losses as being related to credit quality as these bonds are guaranteed by the issuing agency and/or the U.S. Treasury. It is not expected that the securities would be settled at a price less than the amortized cost of the investment.

As part of our investment in a limited partnership, whose purpose is to invest funds in the private equity markets, we are contractually obligated to contribute an additional $5.7 million. As of December 31, 2004, we had contributed $4.3 million to the partnership. The Company contributed approximately $2.7 million in 2005. Although we do not expect the entirety of the remaining funding requirement to occur in 2006, there are no contractual annual limitations to the funding requirement.

Note H—Reserves for Losses and Loss Adjustment Expenses

The table below presents a reconciliation of beginning and ending loss and LAE reserves for the last three years (in thousands):

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Gross losses and LAE reserves at beginning of year	$354,359	$321,001	$281,510
Reinsurance receivable	(161,932)	(124,820)	(167,794)

Net losses and LAE reserves at beginning of year	$192,427	$196,181	$113,716
Increases (decreases) in provisions for losses and LAE for
Claims incurred:
Current year	315,135	344,366	334,758
Prior years	(1,141)	68,278	35,486
Losses and LAE payments for claims incurred:
Current year	(203,093)	(235,185)	(198,747)
Prior years	(102,768)	(181,213)	(89,032)
Reduction from disposition of Affirmative	(43,299)	—	—

Net losses and LAE reserves at end of year	157,261	192,427	196,181
Reinsurance receivable	161,598	161,932	124,820

Gross losses and LAE reserves	$318,859	$354,359	$321,001

The most significant adverse event in 2004 that effected prior year development related to our settlement of the Muhl lawsuit for $14.5 million, net of reinsurance. The net amount of the Muhl settlement is reflected in the above table as being adverse development due to the fact that no reserves existed for losses under the related reinsurance treaty at the time of the settlement. In addition, Vesta commuted various assumed reinsurance treaties in 2004 at amounts that, in the aggregate, were in excess of the recorded reserves. The combination of the Muhl settlement and treaty commutations, coupled with adverse development on the discontinued lines, resulted in approximately $16.5 million in 2004 of adverse development in 2004. The entirety of this amount related to prior accident years. Offsetting this amount was the favorable development prior to 2004 related to our retained non-standard automobile reserves of approximately $5.3 million and favorable development related to settlements with NRMA, Dorinco and Alfa of approximately $12.5 million.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Two significant factors occurred in 2003 that impacted the cumulative deficiency related to 2002. The first such factor involved an increase of paid losses and the liability for unpaid losses and loss adjustment expenses of $60.2 million related to reinsurance arbitrations with NRMA, Dorinco and Alfa. The $60.2 million noted previously represents the $65.9 million aggregate charge for the 1997 20 percent whole account quota share, net of interest charges. Similar to 2004, Vesta commuted various reinsurance assumed treaties in 2003 at amounts in excess of the booked reserves. The commutations along with additional adverse development on the discontinued lines was approximately $5.0 million in 2003, all related to prior accident years. In addition, in 2003 Vesta had adverse development on the homeowners line of business for accident year 2002.

In 2002, Vesta received arbitration rulings related to litigation with USF&G and NRMA. Both companies reinsured Vesta companies, and Vesta fully expected to recover all unpaid liabilities. However, as disclosed last year, the impact of these cases resulted in adverse development to Vesta of $37.2 million. The adjustments affected prior accident years.

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

Note I—Commitments and Contingent Liabilities

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

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Management believes that all losses and expenses relating to these asbestos claims are properly ceded to Lumbermens pursuant to Agreement No. 204. Both parties have named their respective arbitrators who have recently selected an umpire and the organizational meeting is scheduled for June 1, 2006. Management established a $12.2 million valuation allowance related to balances due the Company from Lumbermens. Of the $12.2 million valuation allowance, approximately $2.0 million of this balance relates to the aforementioned arbitration. The remaining $10.2 million valuation allowance was recorded related to the deterioration of the financial condition of Lumbermens as more fully discussed in Note K to the Consolidated Financial Statements. The entirety of the $12.2 million valuation allowance was recorded in the third quarter of 2004 as a component of operating expenses in our standard property and casualty segment.

Insurance Ventures, Inc. (“IV”) vs. Vesta Fire Insurance Corporation, et al. is a lawsuit brought against Vesta Fire in Sacramento County, California for $20 million in damages. In late 2003, Vesta Fire conducted an audit of accounts of IV who, at the time, was a managing general agent of Vesta Fire. The audit discovered a premium deficiency of approximately $2.5 million. In January 2004, Vesta Fire sent written notice to IV suspending their authority to conduct business on behalf of Vesta Fire and demanding payment of approximately $2.5 million in missing policyholder premiums. IV responded by filing suit against Vesta Fire and two corporate officers asserting fraud, constructive trust, unjust enrichment, misrepresentation, negligence, breach of contract and accounting. Their lawsuit alleges that Vesta Fire knew that a downgrade of the financial strength rating of Vesta Fire by A.M. Best was imminent and that Vesta Fire concealed that knowledge at the time it signed a General Agency Agreement with IV. IV further contends that Vesta Fire intended to take IV’s book of business when it suspended its authority and continued to collect premiums from policyholders in the program. Management believes that IV’s lawsuit in state court is without merit, and is merely an attempt to divert attention from its own breaches of fiduciary duty and breaches of contract which are the subject of a federal lawsuit filed by Vesta, discussed below. Pretrial motions in this case were heard during the week of May 15th, and the trial commenced on May 22nd. We expect the trial to continue into June of 2006.

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

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other

Our subsidiary, American Founders Financial Corporation (“American Founders”), is a defendant in a lawsuit in the United States Bankruptcy Court for the Southern District of Texas brought by the trustee of the bankruptcy estate of IFS Holdings, Inc.—the former holder of American Founders’ series A and C preferred stock—alleging that American Founders purchased its Series A and Series C preferred stock from IFS Holdings, Inc. for less than “reasonably equivalent value,” and, therefore, engaged in a voidable fraudulent transfer. The trustee’s lawsuit alleges damages equal to the difference between the “face value” of the preferred stock and the cash amounts paid therefore in certain redemption transactions, as well as other exemplary damages. American Founders believes that (i) the “face value” of the preferred stock in question bears little or no resemblance to its reasonable fair value, (ii) that the redemption transaction was for reasonably equivalent value; and (iii) that the allegations brought against it in this lawsuit are without merit. American Founders’ sale of its operating subsidiaries in September of 2005 did not relieve its potential exposure in this lawsuit.

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

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As discussed further in Note K, the Company transferred Affirmative Insurance Company and Insura Insurance Company to Affirmative effective December 31, 2003. In addition, the Company entered into a reinsurance agreement with these insurance companies’s to cede all of the non-standard automobile underwriting results effective December 31, 2003. However, the Company retained all losses and loss adjustment expenses incurred prior to December 31, 2003.

During 2006, the management of Affirmative notified the Company that they believed that a balance of $7.2 million was owed to Affirmative by the Company. Affirmative noted that they believed that this balance stemmed from amounts owed by the Company from the original transfer of Affirmative Insurance Company and Insura Insurance Company to Affirmative at December 31, 2003. The Company has a liability of $14.5 million recorded as of December 31, 2004 and believes that this amount is accurate based on premiums, losses and commissions ceded to and from Affirmative and cash payments to and from Affirmative. The Company believes that the information provided from both Affirmative and third-party managing general agents, as well as the payments made to and received from Affirmative, provides the Company with adequate documentation as to the validity of our recorded balances with Affirmative as of December 31, 2004.

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

Vesta Fire Insurance Corporation contends that Robert Moreno, an individual doing business as Robert Moreno Insurance Services (“RMIS”), a general agency in California producing nonstandard automobile business, owes Vesta Fire approximately $1.7 million under the terms of the general agency agreement between Vesta Fire and RMIS. RMIS claims that a contingent commission payment is due them in the amount of $486,606 pursuant the terms of the general agency agreement. On February 17, 2006 RMIS filed a lawsuit against Vesta Fire and California Select Insurance Agency, Inc. wherein RMIS alleges several causes of action including, breach of the oral contract, fraud and/or negligent misrepresentation, breach of contract, misappropriation of trade secrets, and for a declaratory judgment that RMIS’s claims are not subject to an arbitration agreement with Vesta Fire and that RMIS should be compensated according to the terms of the general agency agreement. RMIS claims damages in excess of $30 million.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since this lawsuit has just recently been filed, there has been no discovery taken and no final evaluation can be made as to the merits of the plaintiff’s claims. However, based on its knowledge of the facts, Management does not believe there is any merit to the plaintiff’s contentions and that RMIS filed this lawsuit in response to Vesta Fire’s demand for reimbursement for the $1.7 million due it from RMIS. Vesta Fire intends to vigorously contest the claims by RMIS and does not believe RMIS suffered any damages as a result of the actions about which RMIS claims.

Vesta, through its subsidiaries, is routinely a party to other pending or threatened legal proceedings and arbitration relating to the regular conduct of its insurance business. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other specified relief. Based upon information presently available, and in light of legal and other defenses available to Vesta and its subsidiaries, management does not consider liability from any threatened or pending litigation regarding routine matters to be material.

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

Effective February 28, 2005, our wholly owned subsidiary, Vesta Fire Insurance Corporation, which is the holder of 100% of our 12.5% Senior Notes due December 2005, principal amount $44.1 million, agreed to an amendment to the indenture governing such notes for the purposes of (i) extending the maturity date to December 2008 and (ii) decreasing the interest rate on such notes from 12.5% to 8% per annum. The Supplemental Indenture reflecting these modifications, which has been approved by the California and Illinois Insurance Departments, was attached to a current report on Form 8-K filed March 2, 2005. In connection with this amendment, we paid $5.2 million principal amount of such notes by transferring to Vesta Fire approximately 305 thousand shares of the common stock of Affirmative Insurance Holdings, Inc. held by us at the holding company level. As a result of these transactions, Vesta Fire holds $38.9 million principal amount of the registrant’s 8% notes due December 2008, and approximately 4.2 million shares, or approximately, 24.8%, of Affirmative Insurance Holdings, Inc.’s outstanding common stock. In addition, our holding company made a $5.0 million principal payment in December of 2005 related to these bonds.

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

Leases

We lease office space for our home office and subsidiary offices and other equipment under operating lease arrangements. Rental expense for operating leases was $9.0 million, $11.1 million, and $13.9 million for the years ending December 31, 2004, 2003 and 2002 respectively.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future payments for operating lease obligations at December 31, 2004 are as follows (in thousands):

	Total	Less than 1 year	2-3 years	4 - 5 years	After 5 years
Operating leases	$10,392	$2,453	$4,865	$3,074	$—

Note J—Supplemental Disclosures for Cash Flow Statement

The following table summarizes amounts recorded for interest and income taxes paid (in thousands):

	Year Ended December 31,
	2004	2003	2002
Cash paid for interest	$14,479	$14,879	$16,522
Cash paid for income taxes	780	8,857	1,318

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

During 2004, we sold all of the outstanding common stock of Aegis for $4.6 million. The sales price was financed through a $5.0 million note issued by the buyer and payable to Vesta Fire.

In January of 2002, the Company completed three transactions to purchase InsureOne Agency, Harbor Insurance Group and Old American Investments. The Company financed $20.2 million of the total purchase price.

Note K—Reinsurance

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

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 1, 2003, the residential property book of business in Texas was added to this 2003 50% Quota Share Agreement, which had been previously reinsured under a separate treaty covering only residential property business in Texas (“2002 50% Quota Share Agreements”) from December 1, 2002 to November 30, 2003.

Effective June 30, 2004, the Company commuted the 2003 50% Quota Share Agreement on a cut-off basis. Under the terms of the commutation, the Company’s insurance subsidiaries received payment for all reserves previously ceded to the reinsurers and will be responsible for any adverse development on losses that occurred on or prior to June 30, 2004 from policies subject to this agreement.

Simultaneous with the commutation of the 2003 50% Quota Share Agreement, the Company’s insurance subsidiaries entered into a new 50% quota share agreement (“2004 50% Quota Share Agreement”). The 2004 50% Quota Share Agreement is effective for residential property business in our Continuing States, and retains similar economic terms including ceding commissions and profit sharing commissions. The initial term of the contract is one year. As of December 31, 2004, we ceded approximately $16.3 million of catastrophe losses to the 2004 50% Quota Share Agreement, which represents the maximum amount of catastrophe losses that can be ceded under the terms of the contract.

Effective December 31, 2003, the Company’s insurance subsidiaries executed certain internal reinsurance contracts, the results of which were to cede all future non-standard auto earned premiums and losses and loss adjustment expenses incurred after December 31, 2003 to the insurance companies owned by Affirmative. Based on the terms of these reinsurance contracts, the Company’s insurance subsidiaries retained their non-standard auto loss and loss adjustment expense reserves as of December 31, 2003 and remain liable for any losses incurred on or prior to December 31, 2003 as well as any subsequent development of loss and loss adjustment reserves related to those losses. The accompanying Consolidated Statement of Operations for the year ended 2004 does not reflect any significant losses related to losses occurring on or prior to December 31, 2003.

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

In connection with certain catastrophe losses resulting from hurricanes occurring in the third quarter of 2004, the Company ceded losses of approximately $46.2 million to the FHCF and approximately $37.3 million to other reinsurers under our 2004 50% Quota Share Agreement and traditional excess of loss reinsurance program. As of December 31, 2004, the Company had $38.5 million of coverage left from the FHCF with a 10% co-insurance requirement. The amount of coverage from the FHCF will reset for 2005.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During February and March 2005, we purchased $35.0 million of additional catastrophe reinsurance in excess of our retention of $10 million reinsurance for our Texas business to cover losses from all perils, particularly hail.

Effective July 1, 2005 to June 30, 2006, our catastrophe excess of loss reinsurance program covers losses in excess of $20 million up to $150 million per event in every state except Florida, Texas and Hawaii. In Florida, we have coverage of $75.8 million, with a 10% coinsurance requirement, from the FHCF in excess of $21.3 million, bringing the total coverage to $218.2 million. In Hawaii and Texas, we have coverage up to $200 million. Additionally, the 2005 quota share reinsurance agreement provides coverage for catastrophes for up to 25% of the subject earned premium, which is estimated to be $42.5 million without any per event limits.

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

Our reinsurance agreements, including our standard property and casualty quota share agreements, contain various provisions such as profit sharing arrangements, loss ratio limitations, and occurrence limitations that limit the reinsurers’ aggregate exposure to loss and thereby reduce the ultimate cost to us as the ceding company. These features also have the effect of potentially reducing the amount of reinsurance recoveries available to us under the various contracts. Furthermore, these reinsurance agreements do not relieve the Company’s insurance subsidiaries from their primary obligation to policyholders, as they remain liable to its policyholders to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under reinsurance contracts.

The effect on premiums earned and losses and loss adjustment expenses incurred of all ceded and assumed reinsurance transactions are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Reinsurance assumed:
Premiums assumed	$18,759	$40,329	$88,655
Losses, policy benefits, and LAE assumed	31,475	38,881	46,906
Reinsurance ceded:
Premiums ceded	267,617	314,399	241,648
Losses, policy benefits, and LAE	192,494	186,139	141,635

As further discussed in Note T, we exited the assumed reinsurance line of business in 1999. The premiums disclosed here as assumed premiums represent non-standard automobile premiums which were fronted for Vesta by another carrier. The above amounts in 2004 related to non-standard automobile premiums only reflect activity through July 7, 2004 as this was the date of the divestiture of Affirmative.

The Company has ceded reserves of $37.6 million to Lumbermens Mutual Casualty Company (“Lumbermens”), a member of the Kemper Insurance Companies, primarily related to long-term care obligations

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under personal injury protection auto policies of the Shelby insurance companies originating prior to their acquisition in 1997. Lumbermens and other members of the Kemper Insurance Companies, which operate under a business pooling arrangement, were assigned an A. M. Best’s rating of “D” (Poor) on June 30, 2003. The Company is closely monitoring the financial condition of Lumbermens, which has entered into a voluntary run-off plan with the Illinois Department of Insurance. Based on Lumbermens financial condition, management concluded that the recording of a valuation allowance was appropriate. As such, management recorded a valuation loss of approximately $10.2 million in the third quarter of 2004. Additionally management recorded a valuation allowance of $2.0 million in the third quarter of 2004 related to an outstanding arbitration as discussed in Note I. In the aggregate, the Company has recorded a valuation allowance of $12.2 million as of December 31, 2004.

The amount of reserves for unpaid losses and loss adjustment expenses, policy benefits and unearned premiums that we would remain liable for should reinsuring companies be unable to meet their obligations are as follows (in thousands):

	2004	2003
Losses and loss adjustment expense	$161,598	$161,932
Policy benefits	272,797	121,803
Unearned premiums	173,880	138,820

	$608,275	$422,555

Note L—Income Taxes

The components of Vesta’s income tax (benefit) expense from continuing operations consisted of the following (in thousands):

	Years ended December 31,
	2004	2003	2002
Taxes estimated to be payable currently	$478	$(3,334)	$(5,061)
Taxes deferred	(7,025)	55,261	(2,542)

Total income tax expense	$(6,547)	$51,927	$(7,603)

Vesta’s effective income tax rate on continuing operations differed from the statutory income tax rate as follows:

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (reductions) in tax resulting from:
Tax exempt investment income	—	0.8	3.2
Goodwill	(12.9)	—	(16.6)
Valuation allowance	(17.4)	(160.7)	—
Disposition of Affirmative and Other	1.6	(0.8)	17.9

	6.3%	(125.7)%	39.5%

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below (in thousands):

	2004	2003
		Restated
Deferred tax assets:
Unearned and advance premiums	$7,993	$14,103
Discounted unpaid losses	14,261	9,958
Net operating loss/AMT credit carryforward	73,941	48,106
Policy liabilities	2,566	17,022
Goodwill	7,900	4,706
Other	8,445	18,551

Total deferred tax assets	115,106	112,446
Deferred tax liabilities:
Deferred acquisition costs	10,507	23,655
Unrealized gains (losses)	4,156	6,744
Fixed assets	3,079	2,958
Other	7,564	505

Total deferred tax liabilities	25,306	33,862
Valuation allowance	89,800	83,894

Net deferred tax liability	$—	$(5,310)

Gross operating loss carryforwards expire in periods through 2024 with approximately $178.0 million of the total expiring after 2017.

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

We evaluate the recoverability of our deferred tax assets on an ongoing basis considering all available positive and negative evidence, including our past results, the existence of significant cumulative losses in recent years, and our estimate of future taxable income.

In connection with our evaluation as of December 31, 2003, we considered the combination of significant cumulative losses in recent years and the uncertainty with respect to our ability to achieve sufficient taxable income to fully realize our year-end deferred tax asset balances within a reasonable time frame. Based on these factors, we determined that the recording of a valuation allowance of $76.6 million related to those companies included in the Vesta Insurance Group, Inc. consolidated tax group was warranted, resulting in an aggregate valuation allowance of $83.9 million as of December 31, 2003.

We again performed an evaluation of the recoverability of our deferred tax assets as of December 31, 2004. Based on our operating results during 2004, we determined that maintaining a full valuation allowance was appropriate for those companies included in the Vesta Insurance Group, Inc. consolidated tax group. As of December 31, 2004, our recorded valuation allowance was $84.1 million for the Vesta Insurance Group, Inc.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated tax group. In addition, we concluded the combination of significant cumulative losses in recent years and the uncertainty with respect to our ability to achieve sufficient taxable income to fully realize our year-end deferred tax asset balances related to our life insurance companies, a separate tax paying entity, warranted a full valuation allowance. As a result, we recorded an additional valuation allowance of $5.7 million in 2004. In the aggregate, our recorded deferred tax asset valuation allowance was $89.8 million as of December 31, 2004.

We will continue to review our estimated taxable income in relation to our actual results on an ongoing basis. In the event management believes that existing uncertainties regarding our forecasted taxable income are minimized, the existing valuation allowance may be reversed.

Note M—Stockholders’ Equity

Vesta has a Shareholders’ Rights Plan that provides for the payment of a dividend of one preferred stock purchase right to be attached for each outstanding share of common stock. Each Right, if and when it becomes exercisable, will entitle the registered holder to purchase from Vesta one one-hundredth (1/100) of a share of Vesta’s Series B Junior participating Preferred Stock at a price of $30.00 per one one-hundredth of a share. The Rights will be exercisable only if a person or group acquires a beneficial ownership of 10% or more of the common stock. The Rights entitle the holder to purchase one one-hundredth of a share of a new series of preferred stock at an exercisable price of $30.00 and will expire on June 15, 2010.

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

In 2002, we purchased 218 thousand shares of treasury stock on the open market for approximately $1.4 million. In the first quarter of 2002, we issued 57 thousand shares of treasury stock in exchange for 328 thousand shares of Instant Insurance Holdings, Inc. held by four minority shareholders. As of December 31, 2003, the Board of Directors has authorized the Company to acquire up to 5.0 million shares of treasury stock.

Unearned stock consists of shares of common stock issued by Vesta that remain subject to certain future restrictions, and therefore are shown as a reduction to stockholders’ equity. Unearned stock compensation is composed of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Unamortized restricted stock awards	$5,256	$6,040
Receivable from issuance of restricted stock	—	104

	$5,256	$6,144

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note N—Segment Information

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

A brief description of each segment is as follows:

Standard property-casualty segment

The standard property-casualty segment consists of two principal lines of business: (1) underwriting only residential property insurance in capacity constrained states; and (2) underwriting residential property and automobile insurance in states where we can profitably offer both products through independent agents. Vesta’s insurance products are distributed primarily through approximately 2,600 independent agencies. Our residential property lines target families (1) with multiple insurance policies; (2) who own more than one automobile; and (3) who live in a home valued between $100,000 and $350,000. Our standard personal auto line targets drivers over age thirty-five with above average driving records.

Non-standard agency and underwriting segments

As discussed in Note D, we consummated an initial public offering of Affirmative, our non-standard underwriting and non-standard agency holding company during the third quarter of 2004. Based on this transaction and our post-IPO ownership of Affirmative, we will no longer consolidate the operating results of the non-standard underwriting and agency operations. Rather, our remaining ownership in Affirmative is accounted for under the equity method. As such, beginning in the third quarter of 2004, our pro-rata share of the net income of Affirmative is reflected as “Equity in net earnings of investee, net of tax” on the accompanying Consolidated Statement of Operations. The historical results of our non-standard agency and underwriting segments remain unchanged.

Life insurance segment

We provide a variety of life insurance products through American Founders Financial Corporation (“American Founders”), a holding company for two life insurance companies domiciled in Texas. In 2000, we purchased a 72% interest in American Founders. On February 18, 2003, we purchased the remaining shares held by minority holders and now own 100% of American Founders. At December 31, 2004, American Founders had in force approximately $1.9 billion (face value) of life and annuity products. American Founders markets traditional life products, universal life products, fixed-rate annuities, pension contracts and related products through independent agents located throughout the U.S. As discussed in Note D, the operating subsidiaries of American Founders were sold on September 30, 2005, effectively discontinuing our life insurance operations. In the fourth quarter of 2002, we decided to exit the health insurance business line which was previously included in the life insurance segment. The results for the health insurance line have been reclassified to discontinued operations for all periods presented in this report.

Corporate and other segment

Our corporate and other business segment is primarily comprised of (1) investment income related to our property-casualty underwriting operations; (2) corporate and property-casualty interest expense; (3) general

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corporate operating expenses; (4) realized gains and losses from the sale of investment securities from our property-casualty investment portfolio or the repurchases of our own debt securities at a discount; and (5) our pro rata share of the net earnings of Affirmative.

The following tables present selected financial data by segment for the respective years ended December 31 (in thousands):

2004	Standard Property- Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate and Other	Eliminations	Consolidated Total
Revenues:
Premiums earned	$225,561	$9,594	$130,606				$365,761
Net investment income	—	25,885	—	—	$9,402	—	35,287
Policy fees	10,750	2,699	12,166	—	—	—	25,615
Realized gains (losses)	—	2,227	—	—	(4,233)	—	(2,006)
Agents fees and commissions	—	—	—	$82,500	—	$(49,063)	33,437
Gain on sale of subsidiary	—	—	—	—	11,209	—	11,209
Other	667	1,717	358	—	—	—	2,742

Total revenues	236,978	42,122	143,130	82,500	16,378	(49,063)	472,045
Expenses:
Loss, LAE and policyholder benefits	217,914	22,977	90,423	—	—	—	331,314
Policy acquisition costs	25,872	(6)	35,523	—	—	(7,998)	53,391
Litigation and billing dispute settlements	—	—	—	—	(12,537)	—	(12,537)
Operating expenses	65,819	7,358	11,120	68,331	13,386	(41,065)	124,949
Impairment of goodwill	59,153	7,510	—	—	—	—	66,663
Interest on debt	—	5,322	—	383	5,738	—	11,443
Deferrable Capital Securities	—	—	—	—	1,727	—	1,727

Total expenses	368,758	43,161	137,066	68,714	8,314	(49,063)	576,950
Pre-tax income (loss) from continuing operations	$(131,780)	$(1,039)	$6,064	$13,786	$8,064	$—	$(104,905)

Operating segment assets:
Investments and other assets	$346,277	$922,822	$—	$—	$378,825
Deferred acquisition costs	(2,086)	30,393	—	—	—
Investment in unconsolidated subsidiary	—				88,016
Goodwill & other intangibles	—	—	—	—	—

	$344,191	$953,215	$—	$—	$466,841

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003 (Restated)	Standard Property- Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate and Other	Eliminations	Consolidated Total
Revenues:
Premiums earned	$302,138	$8,806	$167,411				$478,355
Net investment income	—	26,474	—	$—	$12,041	$—	38,515
Policy fees	11,448	2,295	22,036	—	—	—	35,779
Realized gains (losses)	—	1,975	—	—	5,313	—	7,288
Agents fees and commissions	—	—	—	145,919	—	(96,809)	49,110
Other	750	2,830	2,890	—	841	—	7,311

Total revenues	314,336	42,380	192,337	145,919	18,195	(96,809)	616,358
Expenses:
Loss, LAE and policyholder benefits	207,677	21,293	114,426	—	—	—	343,396
Policy acquisition costs	64,535	1,021	49,962	—	—	(28,821)	86,697
Litigation and billing dispute settlements	—	—	—	—	65,920	—	65,920
Operating expenses	44,480	7,661	18,706	126,593	19,100	(67,988)	148,552
Interest on debt	—	5,631	—	767	6,441	—	12,839
Deferrable Capital Securities	—	—	—	—	871	—	871
Gain on debt extinguishment	—	—	—	—	(602)	—	(602)

Total expenses	316,692	35,606	183,094	127,360	91,730	(96,809)	657,673
Pre-tax income (loss) from continuing operations	$(2,356)	$6,774	$9,243	$18,559	$(73,535)	$—	$(41,315)

Operating segment assets:
Investments and other assets	$166,489	$933,534	$168,641	$93,851	$420,187
Deferred acquisition costs	17,953	19,739	13,845	—	—
Goodwill & other intangibles	59,406	7,510	—	79,596	—

	$243,848	$960,783	$182,486	$173,447	$420,187

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 (Restated)	Standard Property- Casualty	Life Insurance	Non-Standard Underwriting	Non-Standard Agency	Corporate and Other	Eliminations	Consolidated Total
Revenues:
Premiums earned	$319,823	$10,506	$161,477				$491,806
Net investment income	—	33,836	—	$—	$17,792	$(1,012)	50,616
Policy fees	5,201	3,536	11,090	—	—	—	19,827
Realized gains (losses)	—	(28,481)	—	—	(673)	—	(29,154)
Agents fees and commissions	—	—	—	131,224	—	(76,078)	55,146
Other	510	1,602	5,363	—	907	—	8,382

Total revenues	325,534	20,999	177,930	131,224	18,026	(77,090)	596,623
Expenses:
Loss, LAE and policyholder benefits	221,549	23,283	100,278	—	—	—	345,110
Policy acquisition costs	71,749	2,720	50,109	—	—	(34,100)	90,478
Litigation and billing dispute settlements	—	—	—	—	9,029	—	9,029
Operating expenses	39,933	7,573	16,943	118,445	25,428	(41,978)	166,344
Interest on debt	—	6,304	—	1,012	8,618	(1,012)	14,922
Gain on debt extinguishment	—	—	—	—	(9,793)	—	(9,793)

Total expenses	333,231	39,880	167,330	119,457	33,282	(77,090)	616,090
Pre-tax income (loss) from continuing operations	$(7,697)	$(18,881)	$10,600	$11,767	$(15,256)	$—	$(19,467)

Operating segment assets:
Investments and other assets	$366,308	$905,332	$142,394	$73,388	$369,766
Deferred acquisition costs	42,308	18,708	10,736	—	—
Goodwill & other intangibles	56,529	7,510	—	67,582	—

	$465,145	$931,550	$153,130	$140,970	$369,766

Note O—Debt and Deferrable Capital Securities

Long-term debt and Deferrable Capital Securities at December 31, 2004 and 2003 consists of the following (in thousands):

	2004	2003
Long -term debt: 8.75% Senior Debentures, due July 15, 2025	$55,688	$55,680

8.525% Deferrable Capital Securities, issued by Vesta Capital Trust I, due January 15, 2027	$20,252	$20,252

The Senior Debentures are unsecured and rank on parity with all other unsecured and unsubordinated indebtedness. The debentures contain certain restrictions on the ability of Vesta to issue, sell, or otherwise dispose of any restricted subsidiary or to pledge the capital stock of any restricted subsidiary.

We are a party to an indenture related to our 8.75% Senior Debentures due 2025 (the Debentures) which requires us to file with the Indenture Trustee our periodic reports required by the Securities Exchange Act of 1934 within 15 days after they are required to be filed with the Securities and Exchange Commission. Since the

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company did not file its September 30, 2004 Form 10-Q and its 2004 Form 10-K within the required time, we were in violation of the covenant under this indenture. In addition, we have not filed our periodic reports for 2005 with the Securities and Exchange Commission in the time required by the Commission’s rules, and, therefore, are in technical default under the terms of this Indenture. Such default will not constitute an Event of Default, as defined in the indenture, unless and until the Indenture Trustee delivers notice of default to the Company, and the Company fails to cure or otherwise remedy this default within sixty days of receipt of the notice. If such a notice were to be delivered, we believe the Event of Default could be remedied by the filing of the delinquent reports. We intend to file such reports with the SEC as soon as practicable. However, we can give no assurance that the reports could be filed within the sixty day cure period. As of the date of the filing of this report on Form 10-K, neither we or, to the best of our knowledge, the Indenture Trustee had received any notice of default arising from the delinquency of these reports.

We are also a party to an indenture related to our 8.525% Deferrable Capital Securities due 2027 (the Capital Securities) and the related Amended and Restated Declaration of Trust dated January 31, 1997 of Vesta Capital Trust I. These instruments contain similar provisions to those outlined above. As of the date of the filing of this report on Form 10-K, neither we or, to the best of our knowledge, the Trustees under this Indenture or related Trust Agreement had received any notice of default arising from the delinquency of these reports.

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

During 2003, we redeemed $2.2 million face amount of Deferrable Capital Securities in exchange for approximately 402 thousand shares of common stock resulting in a gain of $0.6 million. Pursuant to the provisions of SFAS No. 150, the gain is reflected as a component of income from continuing operations.

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

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Vesta’s outstanding balance of the line of credit at December 31, 2004 and 2003 is as follows (in thousands):

	Outstanding	Available
2004	$30,000	$—
2003	$30,000	$—
2002	$30,000	$—

Effective September 30, 2004, we amended our existing $30 million revolving credit arrangement with First Commercial Bank of Birmingham, Alabama (“First Commercial”). The amended revolving credit agreement is collateralized by a pledge of 2.5 million shares of our holding company’s ownership in the common stock of Affirmative. In addition, Vesta is required to maintain a loan to collateral ratio of 80% throughout the term of the agreement. The facility bears interest at First Commercial’s prime rate. As of December 31, 2004, we had drawn the entire $30 million available under the credit facility. The Company was in violation of certain covenants associated with the revolving credit facility as of December 31, 2004.

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

As of December 31, 2004, our long-term debt carried a semi-annual distribution obligation to unaffiliated third parties of approximately $3.3 million.

As of December 31, 2003, the Company has recorded, as a component of other liabilities, $14.3 million related to consideration for nonstandard agency acquisitions made by the Company in 2002. Such obligations are not obligations of the Company as of December 31, 2004 as a result of the divestiture of Affirmative.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note P—Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (“FHLB”) as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Short-term advances, bearing interest at 2.03% to 2.50% for
2004 and 1.05% to 1.46% for 2003	$104,210	$93,935
Amortizing advances with balloon payments, bearing interest at rates from 6.41% to 7.30%, maturing from 2010 to 2016	53,998	58,748
Fully amortizing advances, bearing interest at rates ranging from 6.19% to 7.48%, maturing from 2005 to 2017	5,629	6,128

	$163,837	$158,811

We are required to maintain a collateral deposit with FHLB. At December 31, 2004 and 2003 respectively, investments having a market value of approximately $172.2 million and $178.8 million, respectively, were pledged to the FHLB. For the years ended December 31, 2004 and 2003, interest expense was approximately $5.7 million and $6.2 million, respectively.

Annual maturities of borrowings from FHLB as of December 31, 2004 are as follows (in thousands):

2005	$107,500
2006	2,583
2007	2,747
2008	2,926
2009	3,119
Thereafter	44,962

$163,837

During the third quarter of 2005, the Company repaid $28.0 million of outstanding advances from the FHLB. Proceeds from the commutation of the 2004 50% and 25% Quota Share Agreement were used to repay these balances. In addition, with the divestiture of Laurel Life Insurance Company in the third quarter of 2005, those advances from the FHLB related to our life insurance operations no longer were a liability of the Company. As such, the Company had no outstanding Federal Home Loan Bank advances as of September 30, 2005.

Note Q—Stock Based Compensation

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

Prior to completion of our initial public offering, our stockholders approved the Vesta Insurance Group, Inc. Long Term Incentive Plan (“Plan”), which provided for grants to our executive officers of restricted stock, stock

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options, stock appreciation rights, and deferred stock awards, and in certain instances grants of options to directors. Our stockholders approved certain amendments to the Plan effective August 27, 1999 and May 16, 1995, including an amendment to increase the shares of common stock available for awards to 2,221,998 shares and an amendment to delete the provision for the grant of options to non-employee directors. Of the shares authorized under the Plan, approximately 782 thousand shares remain available for future awards. On May 7, 2001, stockholders approved the 2001 Incentive Compensation Plan (“Incentive Compensation Plan”) as a means of continuing our ability to attract, retain and motivate directors and employees through equity based compensatory awards. Under the Incentive Compensation Plan, the Compensation Committee of the Board of Directors has the discretion to issue stock options, restricted stock awards, and unrestricted stock awards in recognition of past services or other valid consideration. The aggregate number of shares of Vesta common stock that may be issued under the Incentive Compensation Plan may not exceed 2,000,000; provided, however, that no more than 750,000 shares may be awarded under the Incentive Compensation Plan in the form of awards other than options. Of the shares authorized under the Incentive Compensation Plan, approximately 1.1 million shares remain available for future awards. The maximum number of shares with respect to which awards may be granted to any individual in any one-year under the Incentive Compensation Plan is 350,000. The stockholders also approved the Vesta Insurance Group, Inc. Non-Employee Director Stock Plan (“Director Plan”) effective May 16, 1995, which provides for grants to Vesta’s non-employee directors of stock options and restricted stock. The aggregate number of Vesta common stock that may be issued under the Non-Employee Director Stock Plan may not exceed 780,000 and approximately 439 thousand shares remain available for future awards.

The following summary sets forth activity under the aforementioned Plans for the years ended December 31:

	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding—beginning of the year	759,311	$7.93	882,311	$8.61	867,977	$9.93
Granted	827,000	$3.34	40,000	$2.82	300,000	$6.84
Exercised	—	—	—	—	—	—
Forfeited	17,500	$4.77	163,000	$10.35	285,666	$10.60

Outstanding—end of the year	1,568,811	$5.55	759,311	$7.93	882,311	$8.61

Weighted-average fair value of options granted during the year	$1.94		$1.18		$4.35

Of the 1,568,811 outstanding options at December 31, 2004, 550,311 were exercisable.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows expiration dates and weighted average exercise price for all outstanding options and options currently exercisable at December 31, 2004:

Expiration Date	Number of Shares	Weighted Average Exercise Price	Options Exercisable
2005	31,311	$20.72	31,311
2006	9,000	$35.38	9,000
2007	15,000	$31.00	15,000
2008	15,000	$59.19	15,000
2009	240,000	$4.59	240,000
2010	120,000	$4.91	80,000
2011	90,000	$6.01	45,000
2012	195,000	$6.78	35,000
2013	40,000	$2.82	40,000
2014	813,500	$3.34	40,000

At December 31, 2004, Vesta has issued 767 thousand shares of restricted stock. In addition, Vesta issued 74 thousand shares to officers of Vesta in exchange for promissory notes. The common stock is being held by Vesta as security for the repayment of the notes. The balance of the unamortized restricted stock and unpaid note receivable at December 31, 2004 and 2003, was $5.2 million and $6.1 million, respectively, and are shown as reductions to stockholders’ equity. The restrictions on these shares expire in 2005—2011. Total expense related to the issuance of the restricted stock was $2.1million, $2.0 million and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note R—Restated Quarterly Financial Information (Unaudited)

Vesta has set forth below selected quarterly financial data for the years ended December 31, 2004 and 2003 (as restated). Because certain of the data set forth in the following tables has been restated from amounts previously reported on Form 10-Q for the applicable period, the following tables reconcile the quarterly information presented with those previously reported.

See Note B herein for a description of the adjustments reflected in the restated financial statements.

The following is a summary of selected quarterly information (in thousands, except for per share data):

VESTA INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Consolidated Statements of Operations for 2004

(amounts in thousands except per share data)

The following table presents the impact of the financial statement adjustments on our Consolidated Statements of Operations for our four quarters in 2004.

	Three Months Ended March 31, 2004		Three Months Ended June 30, 2004		Three Months Ended September 30, 2004	Three Months Ended December 31, 2004
	(As Reported) (Unaudited)	(Restated) (Unaudited)	(As Reported) (Unaudited)	(Restated) (Unaudited)	(Unaudited)	(Unaudited)
Revenues:						`
Net premiums written	$98,196	$98,200	$147,241	$147,108	$58,311	$8,199
Change in unearned premiums	11,799	11,799	(3,098)	(3,098)	(2,289)	47,531

Net premiums earned	109,995	109,999	144,143	144,010	56,022	55,730
Policy fees	8,936	8,936	8,831	8,831	4,083	3,765
Agency fees and commissions	17,554	17,554	15,883	15,883	—	—
Net investment income	9,532	9,017	9,221	8,968	9,034	8,268
Realized gains (losses)	806	830	1,700	1,650	(5,824)	1,338
Gain on sale of subsidiary	—	—	—	—	11,209	—
Other	1,029	1,029	670	670	579	464

Total revenues	147,852	147,365	180,448	180,012	75,103	69,565
Expenses:
Policyholder benefits	6,112	6,171	5,249	5,253	5,480	6,073
Losses and loss adjustment expenses incurred	72,861	72,984	102,461	101,961	104,914	28,478
Policy acquisition expenses	11,810	11,665	23,729	23,729	11,936	6,061
Litigation and billing dispute settlements	—	—	(3,846)	(3,846)	(8,691)	—
Impairment of goodwill and other intangibles	—	—	—	—	59,153	7,510
Operating expenses	38,157	38,613	34,653	33,302	34,815	18,219
Interest on debt	2,945	2,945	2,911	2,911	2,712	2,875
Deferrable capital distributions	432	432	431	431	432	432

Total expenses	132,317	132,810	165,588	163,741	210,751	69,648

Income from continuing operations before income taxes, minority interest and deferrable capital securities distributions	15,535	14,555	14,860	16,271	(135,648)	(83)
Income tax expense	408	705	2,365	852	(7,664)	(439)
Equity in net earnings of investee, net of tax	—	—	—	—	(2,090)	(1,576)
Minority interest, net of tax	192	192	286	286	—	—
Deferrable capital security distributions, net of tax	—	—	—	—	—	—

Income from continuing operations	14,935	13,658	12,209	15,133	(125,894)	1,932
Loss from discontinued operations, net of tax	(935)	(935)	(3,481)	(3,481)	(28,960)	(86)

Income before cumulative effect of change in accounting principle	14,000	12,723	8,728	11,652	(154,854)	1,846
Cumulative effect of change in accounting principle, net of tax	(5,216)	(5,216)	—	—	—	(2,809)

Net income	$8,784	$7,507	$8,728	$11,652	$(154,854)	$(963)

Net income (loss) from continuing operations per share—Basic	$0.42	$0.39	$0.34	$0.43	$(3.55)	$0.05

Net income (loss) available to common shareholders per share—Basic	$0.25	$0.21	$0.25	$0.33	$(4.37)	$(0.03)

Net income (loss) from continuing operations per share—Diluted	$0.42	$0.38	$0.34	$0.43	$(3.55)	$0.05

Net income (loss) available to common shareholders per share—Diluted	$0.25	$0.21	$0.24	$0.32	$(4.37)	$(0.03)

VESTA INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Consolidated Statements of Operations for 2003

(amounts in thousands except per share data)

The following table presents the impact of the financial statement adjustments on our Consolidated Statements of Operations for our four restated quarters in 2003.

	Three Months Ended March 31, 2003		Three Months Ended June 30, 2003		Three Months Ended September 30, 2003		Three Months Ended December 31, 2003
	(As Reported) (Unaudited)	(Restated) (Unaudited)	(As Reported) (Unaudited)	(Restated) (Unaudited)	(As Reported) (Unaudited)	(Restated) (Unaudited)	(As Reported) (Unaudited)	(Restated) (Unaudited)
Revenues:
Net premiums written	$130,946	$131,278	$129,868	$130,768	$84,278	$84,326	$103,676	$103,486
Change in unearned premiums	(13,453)	(13,266)	(6,408)	(6,408)	43,023	43,023	5,148	5,148

Net premiums earned	117,493	118,012	123,460	124,360	127,301	127,349	108,824	108,634
Policy fees	7,638	7,638	9,073	9,073	9,832	9,832	9,236	9,236
Agency fees and commissions	15,322	15,322	10,428	10,428	9,867	9,867	13,493	13,493
Net investment income	11,615	10,872	9,871	9,351	10,047	9,491	9,158	8,801
Realized gains (losses)	3,509	3,236	2,111	1,910	(74)	(128)	2,231	2,270
Other	1,796	1,797	1,859	1,859	1,900	1,900	1,756	1,755

Total revenues	157,373	156,877	156,802	156,981	158,873	158,311	144,698	144,189
Expenses:
Policyholder benefits	5,090	5,234	5,214	5,217	5,250	5,360	5,526	5,482
Losses and loss adjustment expenses incurred	79,506	79,506	93,589	93,589	80,244	80,244	68,887	68,764
Policy acquisition expenses	25,985	26,444	23,810	23,810	21,961	22,246	14,052	14,197
Litigation and billing dispute settlements	—	—	—	—	—	—	65,920	65,920
Operating expenses	35,837	35,102	36,641	35,600	37,709	36,699	39,045	41,151
Interest on debt	3,158	3,158	3,153	3,153	3,283	3,283	3,245	3,245
Deferrable capital distributions	—	—	—	—	478	478	392	393
Gain on debt extinguishment	—	—	—	—	—	—	(602)	(602)

Total expenses	149,576	149,444	162,407	161,369	148,925	148,310	196,465	198,550

Income (loss) from continuing operations before income taxes, minority interest and deferrable capital securities distributions	7,797	7,433	(5,605)	(4,388)	9,948	10,001	(51,767)	(54,361)
Income tax expense (benefit)	2,729	2,585	(1,961)	(1,661)	3,483	3,513	57,799	47,490
Minority interest, net of tax	286	286	93	93	114	114	112	112
Deferrable capital security distributions, net of tax	311	311	311	311	—	—	—	335

Income (loss) from continuing operations	4,471	4,251	(4,048)	(3,131)	6,351	6,374	(109,678)	(102,298)
Loss from discontinued operations, net of tax	(796)	(1,220)	(7,553)	(7,618)	(2,011)	(2,011)	(5,565)	(12,974)

Income (loss) before cumulative effect of change in accounting principle	3,675	3,031	(11,601)	(10,749)	4,340	4,363	(115,243)	(115,272)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	(1,167)	(1,167)

Net income (loss)	$3,675	$3,031	$(11,601)	$(10,749)	$4,340	$4,363	$(116,410)	$(116,439)

Net income (loss) from continuing operations per share—Basic	$0.13	$0.12	$(0.12)	$(0.09)	$0.18	$0.18	$(3.13)	$(2.92)

Net income (loss) available to common shareholders per share—Basic	$0.11	$0.09	$(0.33)	$(0.30)	$0.12	$0.12	$(3.32)	$(3.32)

Net income (loss) from continuing operations per share—Diluted	$0.13	$0.12	$(0.12)	$(0.09)	$0.18	$0.18	$(3.13)	$(2.92)

Net income (loss) available to common shareholders per share—Diluted	$0.11	$0.09	$(0.33)	$(0.30)	$0.12	$0.12	$(3.32)	$(3.32)

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note S—Fair Values of Financial Instruments

The carrying amounts and estimated fair values of Vesta’s financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed maturities	$649,190	$649,190	$853,608	$853,608
Equity securities	31,354	31,354	29,937	29,937
Cash and short-term investments	89,181	89,181	108,023	108,023
Mortgage loans	8,463	8,463	9,089	9,089
Policy loans	55,648	55,648	57,209	57,209
Other invested assets	23,876	23,876	24,741	24,741
Financial liabilities:
Insurance liabilities for investment contracts	$571,957	$563,203	$572,112	$547,650
FHLB advances	163,837	175,160	158,811	171,758
Line of credit	30,000	30,000	30,000	30,000
Long term debt and deferrable capital securities	75,940	39,690	75,932	55,081
Cash overdraft	25,247	25,247	9,501	9,501

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

•	Equity Securities—The carrying value of unaffiliated common stock, except for stock of FHLB, approximates fair value. Because FHLB shares are not publicly traded, the market value of the stock was considered to be equivalent to its cost due to the fact that FHLB has historically redeemed the shares at the original cost.

•	Mortgage Loans—The fair value of mortgage loans is calculated by discounting scheduled cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit and interest rate risks. No loans were in the process of foreclosure at December 31, 2004.

•	Other Invested Assets—The carrying value of certain other invested assets approximates fair value because existing rates of return approximates the current rates of return required on similar investments.

•	Annuity Account Balances—Annuity account balances include single premium and flexible premium deferred and immediate annuity contracts, supplementary contracts not having significant mortality risk, policyholder dividend accumulations, and separate account liabilities. Cash surrender value is used in determining the fair value of single premium and flexible premium deferred annuity contracts. Carrying amounts approximated fair value for immediate annuities, supplementary contracts, policyholder dividend accumulations, and separate account liabilities.

•

Borrowings—Fair values for the advances from FHLB were calculated using interest rates in effect as of each year end with the other terms of the advances unchanged. Carrying values of short-term debt approximate fair value as effective rates approximate current rates. Fair values of long-term debt and deferrable capital securities, were determined based on recent transactions involving the applicable

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities. Fair value of cash overdrafts approximates carrying value based on the short term nature of the balances.

It is not practical to estimate the fair value of policy loans as they have no stated maturity and their rates are set at a spread related to policy liability amounts.

Note T—Discontinued Operations

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

We consummated the sale of Aegis Financial Corporation and its subsidiary States General Life Insurance Company (States General) effective September 30, 2003 for $4.6 million. For the year ended December 31, 2003, we recorded a loss of $6.7 million, net of tax, for our health operations and our consulting business, including the aforementioned loss on the sale of Aegis.

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

As a result of an unexpected increase in the severity and volume of reported claims associated with both our discontinued commercial and assumed reinsurance lines and an increase in payments on claim reserves, we have

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increased our expected losses from discontinued operations in 2004, 2003 and 2002. The increase in our expected losses with respect to our commercial business related to a variety of underlying coverages including general liability. These types of claims may take many years to fully develop and we must continue to monitor trends in their ultimate development. Similarly, we experienced negative development in some of our assumed reinsurance contracts, principally related to certain homeowners coverages. These types of claims should fully develop over a comparatively shorter period of time. During 2002, we incurred an after-tax charge of $9.5 million due to the completion of arbitration with F&G Re related to ceded commercial and assumed reinsurance business.

For the year ended December 31, 2003, we recorded a loss of $17.1 million, for assumed reinsurance and commercial lines businesses primarily related to the recording of an after-tax charge of $10.5 million on the CIGNA Property and Casualty Insurance Company arbitration, the recording of an after-tax charge of $1.1 million related to the settlement of the Nichols lawsuit, and an after-tax charge of $5.5 million related to reserve adjustments and valuation allowances for receivables related to our commercial and assumed reinsurance books of business.

For the year ended December 31, 2004, we recorded a loss from discontinued operations of $33.4 million. The current year loss primarily related to a $14.5 million loss related to the Muhl litigation, $15.8 million of losses related to reserve adjustments and reinsurance contract commutation losses related to our commercial and assumed reinsurance books of business, and $3.1 million related to the settlement of the Liberty National lawsuit.

Operating results of discontinued reinsurance assumed, commercial, health and consulting lines were as follows (in thousands):

	2004	2003
		(Restated)
Net premium earned	$158	$8,065

Income (loss) from discontinued operations before tax	(33,462)	(23,823)
Income tax expense (benefit)	—	—

Income (loss) from discontinued operations	$(33,462)	$(23,823)

Basic and diluted net income (loss) from discontinued operations per common share	$(0.94)	$(0.68)

Assets and liabilities of the commercial and reinsurance assumed businesses are primarily comprised of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Investments and other assets	$65,794	$77,702
Reserves for loss, LAE and unearned premium	65,794	77,702

Note U—Related Party Transactions

In June of 2001, the Company settled a contingent liability with three of its executives under the Executive Officer Incentive Compensation Plan by issuing 1.25 million shares of restricted stock and giving the executives total loans of $5.0 million. The restricted stock, which is recorded as Unearned Stock at December 31, 2004, vests over a 10-year period under certain circumstances. The loans, which are recorded as Other Assets at December 31, 2004 may be forgiven over a 10-year period. The Company will record the vesting of the restricted stock and any forgiveness of the loans as compensation expense in the appropriate periods.

During 2004 and 2003 the law firm of Balch & Bingham LLP, of which Walter M. Beale, Jr., one of our directors, is a partner, rendered various legal services to Vesta and certain of its subsidiaries. The fees paid by us to Balch & Bingham were $194 thousand, $360 thousand and $310 thousand in 2004, 2003 and 2002, respectively.

VESTA INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, James E. Tait, the former Chairman, voluntarily resigned. Mr. Tait received a severance payment of $4.2 million. In addition, Mr. Tait returned to Vesta 450 thousand shares of unvested restricted stock and also repaid an outstanding loan in the amount of $1.8 million plus accrued interest under the Executive Officer Incentive Compensation. Also, Mr. Tait returned 145 thousand shares of restricted stock, repaid a $250 thousand relocation loan for a relocation advance, and repaid a Promissory Note of $550 thousand plus accrued interest.

Note V—Subsequent Events

During 2005, the Company incurred losses from several hurricanes. The following is a summary of the estimated gross and net losses incurred by the Company related to these events in 2005 (in thousands):

Hurricane	Gross Loss	Net Loss
Rita	$53,500	$10,750
Katrina	2,500	1,250
Dennis	3,000	1,500
Wilma	25,000	10,100

The above amounts exclude the estimated catastrophe reinsurance reinstatement premiums of $10.2 million incurred by the Company during 2005 related to these hurricanes. In addition, the Texas Windstorm Insurance Association levied a $3.5 million guaranty fund assessment on Texas Select Lloyds Insurance Company related to Hurricane Rita in September of 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, Management carried out an evaluation under the supervision and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as of December 31, 2004 of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004 at the reasonable assurance level, because of the material weaknesses in internal control over financial reporting discussed below.

Restatements Included in this 2004 Form 10-K

In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, the Company identified an error in the consolidated balance sheet. As a result of this finding, the Company delayed the filing of its Form 10-Q for the period ended September 30, 2004. Management initiated an internal review of its books and records, including those of its subsidiary companies, to determine the period, the nature and amount of the error. The internal review was conducted under the direction of senior management with oversight of the Audit Committee of the Board of Directors.

In March 2005, the Company announced that it had not finalized the resolution of the error it discovered in November 2004, and that it had also not completed the assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. As such, the Company was also unable to issue its audited consolidated financial statements and file its Annual Report on Form 10-K for the year ended December 31, 2004. At that time, the Company still had not filed its Form 10-Q for the quarter ended September 30, 2004.

In June 2005, the Company disclosed that it had discovered additional errors in its financial statements as a result of its internal review, and that the total impact of correcting all errors would reduce stockholders’ equity by a total of $11.6 million as of September 30, 2004, compared to $1.8 million initially identified as the accounting error in November 2004. Also in June of 2005, the Company’s Audit Committee engaged an independent business advisory and accounting firm to assist the Company in completing the filing of its Consolidated Financial Statements for all outstanding periods.

As part of its internal review, the Company thoroughly evaluated its financial reporting consolidation and elimination process and the resulting financial statements. The financial consolidation process was a focus of the internal review due to a number of acquisition and disposition transactions made during the years 2000 through 2004 and the complexities of the integration of accounting processes of the newly acquired entities into, and the disposition of entities from Vesta’s financial reporting consolidation process. The Company also reviewed its ceded reinsurance and financial management processes. Due to the volume and complexities involved in the consolidation process, the Company determined that it was necessary to essentially reperform the consolidation of the financial statements in prior periods.

The internal review has since been completed and the aggregate errors identified through this process have the impact of reducing stockholders’ equity by $11.6 million, $9.5 million and $9.5 million as of December 31, 2003, 2002 and 2001, respectively. As a result of the findings of the internal review, the Company has concluded that our prior financial statements should be restated.

Notwithstanding the existence of the material weaknesses described below, the Company has determined that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial condition as of December 31, 2004 and 2003, and results of its operations and cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, management identified the following material weaknesses in the Company’s internal control over financial reporting:

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

Each of the control deficiencies described in items 1 through 10 above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Accordingly, management has determined that each of the control deficiencies in items 1 through 10 above constitutes a material weakness.

As a result of the material weaknesses described above, management concluded that as of December 31, 2004, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework, issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

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

PART III

Item 10. Directors and Executive Officers of Registrant

Our restated certificate of incorporation provides that our directors are divided into three classes, with the members of each class to be elected to hold office for a three-year term and until their successors are elected and qualified. Our bylaws provide that, subject to the rights of the holders of any series of preferred stock, the number of directors shall be not less than two nor more than twelve, with the exact number to be fixed by our Board of Directors.

During 2005, Newcastle Partners, L.P and several of its affiliates and (the “Newcastle Group”) sought to elect three of their nominees to serve as Class III directors, with terms expiring at our annual meeting of stockholders to be held in 2008. The Newcastle Group proposed the election of their nominees in lieu of management’s nominees. On Thursday, November 17, 2005, we entered into a Settlement and Standstill Agreement with Newcastle concerning the election of directors to our Board of Directors and related matters, pursuant to which:

•	Norman W. Gayle III resigned as a Class III member of our Board of Directors;

•	the remaining Board of Directors elected Mr. Gayle to fill a vacancy in Class I with a term to expire at the annual meeting of stockholders to be held in 2006;

•	The Board of Directors adopted resolutions to expand its number to 10, to expand Class III to include 4 directorships; and

•	The Board of Directors elected Mark J. Morrison and Mark E. Schwarz as Class III directors to fill the vacancies created by Mr. Gayle’s resignation and the expansion of the number of directorships in Class III from 3 to 4.

On February 10, 2006, our Board resolved to expand its number to 11, to expand Class I to include 4 directorships, and to elect David W. Lacefield to fill the vacancy created in Class I thereby. Mr. Lacefield’s election to the Board was in connection with his appointment as President and Chief Executive Officer of the Company, replacing Mr. Gayle who had held that office since 2002. Mr. Gayle remains a member of our Board of directors and an employee of the Company.

Profiles of Directors

Tambra L. G. Bailie (age 46), a Certified Public Accountant, has been a director of Vesta since January 24, 2003. Principal occupation: Retired 2001 as a partner with PricewaterhouseCoopers, LLP, where she dedicated the majority of her 21 year career to serving PwC insurance industry clients and as an SEC review partner.

Norman W. Gayle, III (age 51) has been a director of Vesta since 1998. Principal occupation: President and Chief Executive Officer of Vesta from 2002 until February 10, 2006; President of Vesta from 1998 to 2002.

Michael J. Gough (age 66) has been a director of Vesta since November 26, 2002. Mr. Gough, a Chartered Accountant from the United Kingdom, was with Alexander & Alexander, an international insurance brokerage firm, for fifteen years prior to its acquisition by AON Corporation in 1998 and currently serves as a consultant to various businesses. Before joining Alexander & Alexander, Mr. Gough spent fifteen years with Exxon in various management capacities.

Robert B. D. Batlivala, Ph.D. (age 65) has been a director of Vesta since 1999. His term expires in 2007 (Class II). Principal occupation: Retired October 1, 1999 from the position of Director, Regulatory Economics and Corporate Strategic Planning for BP Amoco, where he served in various capacities since 1964. Dr. Batlivala was also an adjunct professor of Business and Economics at Dominican University, where he taught graduate level courses from 1972 through 1999.

Walter M. Beale, Jr. (age 59) has been a director of Vesta since 1993. His term expires in 2006 (Class I). Principal occupation: Partner in the law firm of Balch & Bingham LLP since prior to 1998.

Alan S. Farrior (age 51) has been a director of Vesta since 2000. His term expires in 2006 (Class I). Principal occupation: President of Lowder New Homes/Colonial Homes since prior to 1998.

Kevin J. Tierney, Esq. (age 53) was elected as a director for the first time at the annual meeting held in 2004. His term expires in 2007 (Class II). Principal occupation: Private legal practice since 2000, senior vice president, general counsel and secretary of UNUM Corporation, a life and health insurance holding company, from 1991 through 1999.

T. Owen Vickers, Sr. (age 55) has been a director of Vesta since 2001. His term expires in 2007 (Class II). Principal occupation: Chairman, CEO and President of Birmingham Hide and Tallow Co., Inc., a diversified private company, since prior to 1998.

Mark J. Morrison (age 46) has been a director of Vesta since November 2005. He served as Executive Vice President and Chief Financial Officer of Hallmark Financial Services, Inc., a property and casualty insurance holding company, since March 2004. From January 2001 to March 2004, he served as President of Associates Insurance Group, a subsidiary of St. Paul Travelers, a national provider of property casualty insurance and asset management services.

Mark E. Schwarz (age 45) has been a director of Vesta since November 2005. He serves as the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Management, a private investment management firm he founded in 1993 that is the general partner of Newcastle Partners. Mr. Schwarz is Chairman of the Board and Chief Executive Officer of Hallmark Financial Services, Inc., a property and casualty insurance company, Chairman of the Board of Bell Industries, Inc., a computer systems integrator, Pizza Inn, Inc., a franchisor and food and supply distributor, and New Century Equity Holdings Corp., an asset management company, and a director of Nashua Corporation, a specialty paper, label and printing supplies manufacturer, SL Industries, Inc., a power and data quality products manufacturer, and Web Financial Corporation, a specialty bank and finance company.

Our Board of Directors has established an Audit Committee, the members of which during 2004 and 2005 were Mr. Gough, Chairman, Ms. Bailie and Dr. Batlivala. Our Board of Directors has determined that these members of the Audit Committee are independent under applicable SEC rules, NYSE standards and our corporate governance guidelines. Our Board of Directors, based on the recommendation of the Audit Committee, has determined that Ms. Bailie and Mr. Gough qualify as Audit Committee Financial Experts under applicable SEC regulations.

Director Compensation

For 2004 and 2005, directors who are not executive officers or employees of Vesta received an annual retainer fee of $25,000, payable in equal quarterly installments, and the Chairman of the Board and the chairman of each committee also receive an additional $5,000 annual retainer. Directors also received $2,000 for each board meeting attended ($1,000 for telephonic meetings and other meetings attended by telephone) and $1,500 for each committee meeting attended. Directors also receive reimbursement for their travel and lodging expenses if they do not live in the area where the meeting is held. Audit Committee members also receive an annual retainer fee of $10,000, payable in equal quarterly installments.

At our annual meeting of stockholders held on May 16, 1995, our stockholders approved our Non-Employee Director Stock Plan, which was subsequently amended and ratified by our stockholders at our annual meeting held on May 8, 2000 (the “Director Plan”). Under the Director Plan, each eligible director may elect, pursuant to an advance written election, to receive shares of restricted stock in lieu of part or all of such director’s annual retainer or meeting attendance fees. The number of shares of restricted stock which an eligible director will be entitled to receive will be equal to the dollar amount of director fees which such director has elected not to receive, divided by seventy-five percent (75%) of the fair market value of our common stock on the date on which such fees would otherwise become payable. Shares of restricted stock may not be sold, transferred, pledged or assigned for a period of two years following the effective date of the issuance thereof. Directors electing to receive restricted stock will be entitled, with respect to such shares, to all rights of a stockholder, including the right to vote and to receive dividends on the shares. However, certificates for the shares of restricted stock shall be delivered only after the period of forfeiture has expired. For 2004 and 2005, each of our non-employee directors elected to receive $5,000, or 20%, of their annual retainer in stock in lieu of cash.

In addition, the Director Plan provides that, on the first trading day of each calendar year, each non-employee director will be granted a nonqualified stock option to purchase 5,000 shares of our common stock at a purchase price equal to the fair market value per share of the common stock on such grant date. Each option granted under the Director Plan is exercisable for a period of ten years beginning on the date of its grant. An option may not be exercised during the first six months after grant, except in the event of the death or disability of the director. An aggregate of 780,000 shares of our common stock have been reserved for issuance under the Director Plan, subject to adjustment for changes in our capital structure, of which 438,024 shares have been made the subject of previous awards (47,130 of which were subsequently forfeited upon the resignation of former directors) and 389,106 shares remained available for future awards as of December 31, 2005.

Profiles of Executive Officers Who Are Not Directors

The following table shows certain information concerning each person deemed to be an executive officer of Vesta on December 31, 2005, except Norman W. Gayle, III, who also serves as a director. Each executive officer is elected by our Board of Directors or our Chief Executive Officer and serves at the pleasure of the Board or our Chief Executive Officer. There are no arrangements or understandings between any executive officer and any other person pursuant to which the officer was selected.

Name	Age	Principal Occupation and Business Experience for the Past Five Years
John Hines	51	Chief Financial Officer since 2005; Director for Smart and Associates, LLP, a business advisory and accounting firm, where he worked primarily in the areas of business risk assessment, Sarbanes-Oxley compliance, and accounting and process improvement, from 2003 to 1005; Independent consultant from 2001 to 2003.

David W. Lacefield	50	Senior Vice President responsible for standard property and casualty operations from 2004 until February 10, 2006, when he was elected President and Chief Executive Officer and as a director. President, Texas Select Lloyds Insurance Company, our subsidiary in Texas, From 2001-2004. Executive Vice President of E.W. Blanch Insurance Services Inc. from 1998-2001, responsible for developing alternative distribution opportunities for E. W. Blanch clients.

Charles R. Lambert	35	Vice President—Investor Relations of Vesta. Manager—Investor Relations from 2001 until March, 2006. Employed by PricewaterhouseCoopers LLP from 1998-2000 in financial advisory services practice.

John W. McCullough	39	Vice President—Associate General Counsel of Vesta since 2000. Associate and partner with Balch & Bingham LLP, a law firm, from 1996-2000.

E. Murray Meadows	34	Vice President and Controller of Vesta since 2003. Senior manager with KPMG, LLP in Nashville, Tennessee from 1999 to 2003.

Hopson B. Nance	34	Senior Vice President, Chief Financial Officer and Treasurer of Vesta from February 26, 2003 until December, 2005. Vice President and Controller of Vesta from 2000 to 2003. Audit manager and other positions with PricewaterhouseCoopers LLP from 1996-2000.

Stephen P. Russell	45	Senior Vice President—Actuarial of Vesta Fire Insurance Corporation since 1998.

Donald W. Thornton	57	Senior Vice President—General Counsel and Secretary of Vesta since 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that executive officers and directors of Vesta file reports of stock ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of copies of such reports or representations that no annual reports on Form 5 for the 2004 fiscal year were required to be filed by officers or directors, Vesta believes that Section 16(a) filing requirements applicable to its officers and directors were complied with during fiscal year 2004.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that supplements our Code of Business Conduct and Ethics and is applicable to the principal executive officer, the principal financial officer and the controller, as well as persons performing similar functions at our consolidated subsidiaries. This and other Corporate Governance documents may be viewed at the corporate governance page of the investor relations section of our website, which is located at www.Vesta.com/vta/ir_vta.htm. Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics for Senior Financial Officers. We intend to disclose future amendments to, or waivers with respect to our directors and executive officers from, the Code of Ethics for Senior Financial Officers on our Website within two business days following the date of such amendment or waiver. If you wish to receive a copy of any of these documents, you may send your request in writing to the Director of Investor Relations, Vesta Insurance Group, Inc., P.O. Box 43360, 3760 River Run Drive, Birmingham, Alabama 35243.

Item 11. Executive Compensation

Report Of The Compensation Committee

The Compensation Committee is comprised of non-employee directors. The primary function of the Compensation Committee is to make recommendations and reports to our Board of Directors with respect to salaries, bonuses and other compensation to be paid to our officers receiving in excess of stated levels determined by the Compensation Committee from time to time, and to administer all plans relating to the compensation of such officers. For 2004 and 2005, the Compensation Committee determined to review and reserve the authority to approve the compensation paid to any executive officer of Vesta or its subsidiaries earning salary and bonus, in the aggregate, in excess of $250,000.

Our total compensation structure is comprised of annual base salary, annual cash bonus payments and long term equity based compensation granted pursuant to our equity based incentive plans. Our overall compensation policies are designed to align the interests of the executives with those of our stockholders, with the goal of improving profitability and long term stockholder value by rewarding our executives based on criteria set for individual and company performance. It is also designed to attract, motivate and retain key personnel. Individual compensation levels are based not only upon our relative success, but also upon the duties and responsibilities assumed by each officer, the performance of their individual business units, their attainment of individual and business unit goals, and their participation and contribution to specific projects.

Salary.    The salary levels for our executive officers for 2004 and 2005, including the salary of Mr. Gayle as Chief Executive Officer, are based upon the salary levels paid by other similarly situated property and casualty insurance and reinsurance companies, as well as upon individual performance and responsibility. The Compensation Committee believes that the base salary levels paid to our executive officers are comparable with the average salary levels of similarly situated property and casualty insurers and reinsurers. In addition, each of Messrs. Gayle, Thornton and Nance are parties to employment contracts that provide for minimum annual base salaries to be reviewed at least annually by the Compensation Committee for consideration of appropriate merit increases and, once established, their base salaries shall not be decreased during the employment period.

Bonuses.    The Compensation Committee has the discretion to award annual cash bonuses for performance during prior periods. The amount of cash bonuses paid, if any, have historically not been solely related to any specific or objective measures of corporate performance; however, the Compensation Committee evaluates the performance of the executive officers by considering a variety of factors and criteria that may vary from year to year and applying their collective judgment and experience in determining the amount of bonus that is appropriate under the totality of the circumstances existing at the time the determination is made. With respect to bonuses paid in 2005 in recognition of services rendered in 2004, the Committee established guidelines that distinguish between four separate tiers of participants, with each tier participant being eligible to receive a varied percentage of his or her salary as a target bonus:

Tier	Participants	Maximum Target Bonus
One	Chief Executive Officer	125% of Salary
Two	Senior Vice President (Parent Company)	100% of Salary
Three	Vice Presidents (Parent Company) and Profit Center Heads	50%-75% of Salary
Four	Other Executive Management	25%-50% of Salary

The Committee also determined that the amount of bonus awarded would be based upon three separate considerations: 50% attributable to attainment of corporate financial goals, 25% attributable to contributions to the Company’s strategic direction and 25% attributable to personal performance. The Committee relied on the advice of independent compensation consultants and legal advisors in structuring this bonus program, which advised that the structure was reasonable and consistent with comparable companies’ bonus compensation programs.

In determining the amount of bonuses to be paid for services rendered in 2004 based on the guidelines described above, the Committee determined that the Company’s financial goals for 2004 had not been attained. Therefore, the maximum potential bonus any executive could have received was 50% of his or her maximum target bonus. In determining the amount of cash bonuses paid to the named executive officers for services rendered during 2004, the Committee considered each of the Named Executive Officer’s various contributions to the Company’s strategic direction, as well as the personal performance and dedication exhibited by such officers. The following table reflects the maximum target bonuses each of the named executive officers could have received for services rendered during 2004 applying the guidelines described above, as well as the bonuses actually awarded to each of them in April, 2005 for services rendered during 2004:

Named Executive Officer	Maximum Target Bonus	Actual Bonus
Gayle	$625,000	$250,000
Lacefield	$250,000	$93,750
Thornton	$260,000	$130,000
Lefler	$190,000	$70,000
Nance	$250,000	$-0-

In addition, Mr. Lacefield and Mr. Lefler received bonuses in July of 2004 of $125,000 and $100,000, respectively, which are reflected as 2004 bonus compensation in the “Summary Compensation Table” later in this report.

As of the date of the filing of this report, the Committee had not determined the amount of bonuses, if any, to be paid to executive officers in recognition of services rendered in 2005.

Equity Based Compensation.    The Compensation Committee also has the discretion to award equity based compensation as a long-term incentive for future performance. The payment of equity based compensation to our executive officers under our incentive plans is intended to (i) highlight and reinforce the mutuality of long-term interests between employees and the stockholders and (ii) to assist in the attraction and retention of key executives, managers and individual contributors who are essential to Vesta’s growth and development. During 2004, the Compensation Committee awarded the following options to our named executive officers on March 16, 2004:

Named Executive Officer	Shares Subject to Options
Norman W. Gayle, III	-0-
Donald W. Thornton	150,000
David W. Lacefield	75,000
W. Michael Lefler	50,000
Hopson B. Nance	150,000

During 2005, the Compensation Committee awarded the following options to our named executive officers on April 15, 2005:

Named Executive Officer	Shares Subject to Options
Norman W. Gayle, III	100,000
Donald W. Thornton	75,000
David W. Lacefield	75,000
W. Michael Lefler	25,000
Hopson B. Nance	50,000

All options were awarded pursuant to the Registrant’s 2001 Incentive Compensation Plan and will vest in equal annual installments over five years, commencing on the first anniversary of the grant date. These options are non-qualified stock options which have a ten year term, and all such options have an exercise price equal to the closing price of the Company’s common stock on the grant date.

The Compensation Committee is aware of the provisions of Section 162(m) of the Internal Revenue Code and the related regulations of the Internal Revenue Service (“Section 162(m)”) which restrict deductibility of executive compensation paid to the CEO and the four highest paid executive officers other than the CEO at the end of any fiscal year to the extent such compensation exceeds $1,000,000 in any year and does not qualify as “performance based compensation” as defined by Section 162(m). In 2001, Vesta’s stockholders approved a plan that allows the Compensation Committee to award performance based compensation, which is generally compensation payable only upon the attainment of a performance goal that is both (i) based on objective, not subjective, criteria and (ii) established early in the performance period while attainment of the goal is still uncertain. None of the compensation paid to the executive officers in 2004 qualified as performance based compensation under Section 162(m).

This report is submitted by the Compensation Committee.

COMPENSATION COMMITTEE

Robert B. D. Batlivala, Chairman

Alan S. Farrior

Michael J. Gough

Summary Compensation Information

The following table sets forth certain information regarding compensation paid during the last four fiscal years to those individuals serving as our chief executive officer or acting in a similar capacity during 2004, and the four other most highly compensated executive officers serving at the end of 2004.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus** ($)	Other Annual Compensation(1) ($)	Awards		Payouts	All Other Compensation ($)
					Restricted Stock Awards(2) ($)	Securities Underlying Options (#)	LTIP Payouts(3) ($)
Norman W. Gayle, III	2005	500,000	-0-	951,757	-0-	100,000	-0-	14,031	(4)
President and Chief	2004	500,000	250,000	673,139	-0-	-0-	-0-	13,638	(4)
Executive Officer*	2003	500,000	-0-	631,144	-0-	-0-	171,766	11,540	(4)
	2002	498,077	237,500	330,000	-0-	-0-	229,022	12,287	(4)

Donald W. Thornton	2005	260,000	-0-	456,191	-0-	75,000	-0-	10,614	(5)
Senior Vice President—	2004	265,000	130,000	298,065	-0-	150,000	-0-	12,930	(5)
General Counsel and	2003	260,000	-0-	315,571	-0-	-0-	-0-	11,743	(5)
Secretary	2002	259,230	250,000	165,000	-0-	25,000	32,067	10,932	(5)

Hopson B. Nance	2005	250,000	-0-	*	-0-	50,000	-0-	285,656	(6)
Senior Vice President—	2004	250,000	-0-	*	-0-	150,000	-0-	9,236	(6)
Chief Financial Officer	2003	250,000	100,000	*	-0-	-0-	-0-	6,980	(6)
	2002	174,615	75,000	*	-0-	15,000	-0-	7,408	(6)

David Lacefield	2005	250,000	-0-	72,713	-0-	75,000	-0-	12,033	(7)
Senior Vice President—	2004	250,000	218,750	*	-0-	75,000	-0-	9,589	(7)
Standard Lines*	2003	250,000	236,250	*	-0-	-0-	-0-	18,520	(7)
	2002	236,250	118,000	*	-0-	-0-	-0-	17,825	(7)

W. Michael Lefler	2005	105,000	-0-	*	-0-	25,000	-0-	7,521	(8)
President, Florida	2004	185,750	170,000	*	-0-	10,000	-0-	12,158[8]	)
Select Insurance Company	2003	180,250	-0-	*	-0-	-0-	-0-	9,035	(8)
	2002	180,250	64,000	*	-0-	2,500	-0-	15,148	(8)

*	Mr. Lacefield replaced Mr. Gayle as President and Chief Executive Officer on February 10, 2006.
**	Bonuses are reflected for the year in which the rewarded services were rendered, but were actually paid in the subsequent fiscal year. As of the filing date of this report, the Compensation Committee had not determined the amount of bonuses, if any, to be paid to executive officers in 2006 for services rendered in 2005.

(1)	Includes the following forgiveness of scheduled principal and interest due on promissory notes made by Messrs. Gayle and Thornton, and reimbursement of taxes paid by Messrs. Gayle and Thornton, pursuant to the terms of a settlement agreement discussed below.

	2002	2003	2004	2005
Mr. Gayle
Forgiveness of debt	$330,000	$317,000	$304,000	$291,000
Reimbursement of Taxes	-0-	$314,144	$369,139	$660,757
Mr. Thornton
Forgiveness of debt	$165,000	$158,500	$152,000	$145,500
Reimbursement of Taxes	-0-	$157,071	$146,065	$310,691

Also includes $72,713 paid to Mr. Lacefield in connection with his relocation to Birmingham, Alabama from San Antonio, Texas in August, 2005.

An asterisk (*) indicates that the total amount of perquisites or personal benefits paid to an executive officer during the referenced year was less than $50,000 or 10% of an executive’s salary and bonus, the minimum, under SEC rules, an executive must have received before any amount is required to be shown in this column.

(2)	The following table shows the aggregate number and value of all shares of restricted stock held by the persons identified in the Summary Compensation Table above based on the closing price of our common stock on December 31, 2005:

	Number of Shares	Market Value on 12/30/05
Norman W. Gayle, III	300,000	$300,000
Donald W. Thornton	150,000	$150,000
Hopson B. Nance	5,000	$5,000

(3)	Consists of payments with respect to the repayment of loans made to enable certain executive officers to purchase restricted stock. See, “Restricted Stock Incentive Program” discussed below.
(4)	Consists of the payment of premiums under our group term life insurance plan of $5,632 in 2005, $5,438 in 2004, $3,540 in 2003 and $2,860 in 2002, and contributions under our 401(k) plan of $8,399 in 2005, $8,200 in 2004, $8,000 in 2003 and $9,427 in 2002.
(5)	Consists of the payment of premiums under our group term life insurance plan of $1,945 in 2005, $1,845 in 2004, $1,841 in 2003 and $1,490 in 2002, and contributions under our 401(k) plan of $8,699 in 2005, $11,085 in 2004, $9,902 in 2003 and $9,442 in 2002.
(6)	Consists of the payment of $275,000 to Mr. Nance in December, 2005 in connection with the termination of his employment agreement with the Company, as described below. Also includes premiums under our group term life insurance plan of $1,871 in 2005, $1,774 in 2004, $1,770 in 2003 and $1,062 in 2002, and contributions under our 401(k) plan of $8,785 in 2005, $7,462 in 2004, $5,210 in 2003 and $6,346 in 2002.
(7)	Consists of the payment of premiums under Florida Select’s group life insurance plan of $1,871 in 2005, $1,774 in 2004, $520 in 2003 and $2,129 in 2002, and employer contributions under the Florida Select 401(k) plan of $10,162 in 2005, $7,815 in 2004, $18,000 in 2003 and $15,696 in 2002.
(8)	Consists of the payment of premiums under Florida Select’s group life insurance plan of $419 in 2005, $1,359 in 2004, $520 in 2003 and $2,129 in 2002, and employer contributions under the Florida Select 401(k) plan of $7,102 in 2005, $10,799 in 2004, $18,000 in 2003 and $15,696 in 2002.

Settlement Agreement

In June of 2001, we settled a contingent liability to Messrs. Gayle and Thornton under the Executive Officer Incentive Compensation Plan originally adopted on September 30, 1999 by issuing restricted stock and making loans as set out below:

Name of Executive	Restricted Stock Grant	Loan Amount
Gayle	500,000 Shares	$2,000,000
Thornton	250,000 Shares	$1,000,000

The issuance of this restricted stock and the making of these loans was pursuant to a settlement agreement and release between Vesta and Mr. Gayle, Mr. Thornton and other executive officers (the “Settlement Agreement”) that provides that the restricted stock will vest over a ten-year period (ten percent annually) and that Vesta will forgive ten percent of the loans annually. Vesta shall also pay these executive officers, in the form of cash bonuses, such additional amounts as are necessary to provide for the payment of any and all taxes that may become payable by them as a result of (i) the issuance or vesting of the restricted stock, (ii) the making of the loans or the forgiveness thereof and (iii) the payment of cash bonuses contemplated by (i) or (ii) (i.e., such bonuses will be grossed-up to take into account taxes payable as a result of such bonuses).

The Settlement Agreement provides for the forfeiture of all unvested restricted stock and repayment of all loan proceeds in the event an executive’s employment is terminated under certain circumstances, including voluntary termination by the executive or termination by Vesta “for cause.” The Settlement Agreement also provides for accelerated vesting of the restricted stock and accelerated forgiveness of the loans upon a “change of control” of Vesta or termination of an executive’s employment under certain other circumstances, including termination by Vesta without cause or termination upon death, disability or retirement.

The full value of the restricted stock granted pursuant to the Settlement Agreement, based on the closing price of $10.92 as of the date of the grant, was reflected as 2001 compensation in the “Restricted Stock Awards” column of the summary compensation table presented above. The amount of the scheduled principal and interest that becomes due each year on the loans, which is forgiven in accordance with the terms of the Settlement Agreement, is reflected as compensation in the “Other Annual Compensation” column of the summary compensation table presented above. In addition, the amounts we pay to Mr. Thornton and Mr. Gayle each year as reimbursement for income tax liability that arises from the partial vesting of their restricted stock and partial forgiveness of their loans in the preceding year is also reflected as compensation in the “Other Annual Compensation” column of the summary compensation table presented above. As of December 31, 2005, the outstanding principal balance of Mr. Gayle’s note was $1.2 million, and the outstanding principal amount of Mr. Thornton’s note was $600,000.

Employment Agreements

Messrs. Gayle, Nance and Thornton are parties to employment agreements with Vesta Insurance Group, Inc. Under these employment agreements, which are substantially similar, the executive officers receive a base salary subject to annual adjustment, and may receive additional amounts as bonus compensation in accordance with our regular compensation practices. The agreements also provide that each of the executive officers are entitled to receive other perquisites, including a car allowance and country club or dining club dues.

If Vesta terminates Mr. Gayle’s or Mr. Thornton’s employment without “cause” (as defined in the agreement), or if the executive officer terminates his employment for “good reason” following a “change of control” (as those terms are defined in the agreements), the executive officer shall be entitled to receive the equivalent of three years’ salary and bonus (in lump sum or in thirty-six monthly installments), continued health benefits until the age of 65 and immediate vesting or lapse of restrictions of any stock options or shares of restricted stock awarded to him. The term of each of the agreements is three years, and the agreements will be automatically extended for one year on each anniversary of their effective date, unless written notice of non-extension is provided by Vesta or the executive officer at least ninety (90) days prior to such an anniversary date.

On February 10 2006, the Company’s board of directors replaced Norman W. Gayle, III as President and CEO. Mr. Gayle, who continues to be a director and employee of the Company, has notified the Company that he may proceed with a claim for certain amounts due under his employment contract. No litigation has been yet filed.

On November 30, 2005, the Company and Hopson B. Nance entered into a Voluntary Resignation and Release Agreement (the “Release Agreement”) which cancelled and terminated Mr. Nance’s Employment Agreement dated February 23, 2003. Under the terms of the Release Agreement, we paid to Mr. Nance a lump sum of $275,000, less applicable withholding taxes, in exchange for Mr. Nance’s full and unconditional release of all claims for entitlements, benefits or compensation that Mr. Nance could have received under his Employment Agreement. Vesta and Mr. Nance agreed to enter into the release Agreement in order to facilitate the employment of John Hines as Vesta’s Chief Financial Officer. Under the Release Agreement, Mr. Nance would continue to be employed by Vesta as a Senior Vice President on an “at will” basis for up to six months at his current salary of $250,000 annually, having duties and responsibilities as assigned to him by the Chief Executive Officer or the Chief Financial Officer.

Restricted Stock Incentive Program

On September 13, 1993, we entered into separate restricted stock agreements with each of our executive officers pursuant to which we sold to such executive officers a total of 153,500 shares of our common stock. Pursuant to these restricted stock agreements, Mr. Thornton purchased 14,307 shares for a purchase price of $10.26 per share. On July 18, 1994, we entered into a restricted stock agreement with Mr. Gayle pursuant to which we sold to Mr. Gayle 60,000 shares of common stock (together with shares sold to Mr. Thornton, the “Restricted Shares”) for a purchase price of $18.92 per share. Each of these executive officers executed a promissory note representing the obligation to repay a loan from Vesta for the purchase price of each of their Restricted Shares, and the Restricted Shares were held by us as security for the repayment of such promissory notes. Mr. Thornton repaid his note in full during 2002, and Mr. Gayle repaid his note in full during 2003. The largest aggregate amount of indebtedness under the loans to Mr. Gayle during 2003 was $77,897, and the outstanding balance under this loan as of December 31, 2003 was $-0-. The promissory notes had a term of nine years and bore interest at a rate of 5.22% per annum. We paid cash bonuses each year in amounts sufficient, after the payment of taxes due with respect to such bonus, to reduce the promissory notes by the amount of the purchase price for the Restricted Shares which vested in that year, so long as the executive officer remains in our employ. In 2003, we paid a bonus for this purpose to Mr. Gayle of $171,766.

Compensation Pursuant to Plans

In addition to our Non-Employee Director Stock Plan described earlier in this report under the caption “Directors and Executive Officers,” pursuant to which benefits may be provided to our outside directors, we maintain long term incentive compensation plans, described below, pursuant to which benefits may be provided to our executive officers.

Long Term Incentive Plan

Our stockholders have approved the Vesta Insurance Group, Inc. Long Term Incentive Plan, as amended (the “LTIP”), which is designed to enable us to attract, retain and motivate directors and employees through equity (common stock) based compensatory awards. The LTIP provides for various types of awards, including stock options, restricted stock, stock appreciation rights and deferred stock awards. An aggregate of 2,221,998 shares of our common stock have been reserved for issuance under the LTIP, subject to adjustment for changes in our capital structure. As of December 31, 2005, an aggregate of 2,837,583 shares had been made the subject of previous awards (1,438,569 of which were subsequently forfeited and returned to the plan upon the resignation of former employees) and 822,984 shares remain available for future awards.

Incentive Compensation Plan

In 2001, our stockholders approved the 2001 Incentive Compensation Plan (the “Incentive Compensation Plan”) as a means of continuing our ability to attract, retain and motivate directors and employees through equity (common stock) based compensatory awards. Under the Incentive Compensation Plan, the Compensation Committee has the discretion to issue: (i) stock options, (ii) restricted stock awards and (iii) unrestricted stock awards in recognition of past services or other valid consideration. The aggregate number of shares of Vesta common stock which may be issued under the Incentive Compensation Plan may not exceed two million (2,000,000), subject to adjustment for changes in our capital structure; provided, however, that no more than seven hundred fifty thousand (750,000) shares may be awarded under the Incentive Compensation Plan in the form of awards other than options. The maximum number of shares with respect to which awards may be granted to any individual in any one year under the Plan is three hundred fifty thousand (350,000). As of December 31, 2005, an aggregate of 1,694,000 shares had been made the subject of previous awards (363,300 of which were subsequently forfeited and returned to the plan upon the resignation of former employees) and 669,300 shares remain available for future awards.

OPTION GRANTS IN 2004

On March 16, 2004, the Compensation Committee granted options to purchase 787,000 shares of our common stock to 38 employees, including 425,000 options granted to the executive officers identified in the Summary Compensation Table above, as indicated in the table below.

Name	Individual Grants		Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted(#)(1)	% of Total Options Granted to Employees In Fiscal Year			5%($)(2)	10%($)(2)
Norman W. Gayle, III	0	0	N/A	N/A	0	0
Donald W. Thornton	150,000	19.1	$3.30	3/16/14	311,303	788,903
Hopson B. Nance	150,000	19.1	$3.30	3/16/14	311,303	788,905
David W. Lacefield	75,000	9.5	$3.30	3/16/14	155,651	394,451
W. Michael Lefler	50,000	6.4	$3.30	3/16/14	103,768	262,968

OPTION GRANTS IN 2005

On April 15, 2005, the Compensation Committee granted options to purchase 642,000 shares of our common stock to 18 employees, including 325,000 options granted to the executive officers identified in the Summary Compensation Table above, as indicated in the table below.

Name	Individual Grants		Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted(#)(1)	% of Total Options Granted to Employees In Fiscal Year			5%($)(2)	10%($)(2)
Norman W. Gayle, III	100,000	15.6	$3.39	4/15/15	213,195	540,279
Donald W. Thornton	75,000	11.7	$3.39	4/15/15	159,896	405,209
Hopson B. Nance	50,000	7.8	$3.39	4/15/15	106,598	270,139
David W. Lacefield	75,000	11.7	$3.39	4/15/15	159,896	405,209
W. Michael Lefler	25,000	3.9	$3.39	4/15/15	53,299	135,070

(1)	All options granted during 2004 and 2005 are non-qualified stock options which have a ten year term, and all such options have an exercise price equal to the closing price of the Company’s common stock on the grant date. These options were granted pursuant to the Incentive Compensation Plan and will vest in equal annual installments over five (5) years, commencing on the first anniversary of the grant date.
(2)	The dollar amounts shown are based on certain assumed rates of appreciation and the assumption that the options will not be exercised until the end of the expiration periods applicable to the options. Actual realizable values, if any, on stock option exercises and common stock holdings are dependent on the future performance of the Company’s common stock and overall stock market conditions. There can be no assurance that the amounts reflected will be achieved.

The following table presents certain information with respect to the value of options held by the executive officers named in the Summary Compensation Table above.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

Name	Shares acquired on exercise in 2004 or 2005	Value Realized	Number of Securities Underlying Unexercised Options at 12/31/05		Value of Unexercised In-The-Money Options at 12/31/05
			Exercisable	Unexercisable	Exercisable	Unexercisable
Norman W. Gayle, III	0	$0	52,500	100,000	0	0
Donald W. Thornton	0	0	102,500	275,000	0	0
Hopson B. Nance	0	0	20,000	235,000	0	0
David Lacefield	0	0	0	150,000	0	0
W. Michael Lefler	0	0	0	0	0	0

Performance Graph

The following graph compares the cumulative total stockholder return (including the reinvestment of dividends) on our common stock with that of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Property/Casualty Index. The comparison for the period assumes that $100 was invested in each index on December 31, 1999.

AMONG VESTA INSURANCE GROUP, INC., STANDARD & POOR’S 500 INDEX AND

STANDARD AND POOR’S PROPERTY/CASUALTY INSURANCE INDEX

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Principal Stockholders

The following table lists all persons known to be the beneficial owner of more than five percent of our common stock as of December 31, 2005, at which time we had 37,101,129 shares outstanding.

Name and Address	Title of Class	Number of Shares	Percent of Class
Jana Partners, LLC(1) 201 Post Street, Suite 1000 San Francisco, California 94108	Common Stock	3,583,588	9.7%

Becker Capital Management(2) 1211 SW Fifth Avenue, Suite 2185 Portland, Oregon 97204	Common Stock	2,898,400	7.9%

Newcastle Partners, L.P.(3) 300 Crescent Court, Suite 1110 Dallas, Texas 75201	Common Stock	3,050,700	8.3%

Alabama Reassurance Company(4) P.O. Box 020152 Tuscaloosa, Alabama 35402	Common Stock	2,767,338	7.5%

Dimensional Fund Advisors, Inc.(5) 1299 Ocean Avenue Santa Monica, California 90401	Common Stock	2,692,510	7.3%

Heartland Advisors, Inc.(6) 789 North Water Street Milwaukee, Wisconsin 53202	Common Stock	2,512,800	6.8%

(1)	Based on Schedule 13G/A filed January 31, 2005 by Jana Partners, LLC.
(2)	Based on Schedule 13G filed February 10, 2006 by Becker Capital Management.
(3)	Based on Schedule 13D/A filed November 22, 2005 by Newcastle Partners, L.P.
(4)	Based on Schedule 13D filed February 14, 2006 by Alabama Reassurance Company and affiliates.
(5)	Based on Schedule 13G/A filed February 6, 2006 by Dimensional Fund Advisors, Inc.
(6)	Based on Schedule 13G/A filed February 3, 2006 by Heartland Advisors, Inc.

Stock Ownership of Directors and Executive Officers

The following table reflects certain information about the equity ownership of the directors and each of the “named executive officers” shown in the Summary Compensation Table herein, and all directors and executive officers as a group, as of December 31, 2005. The table also indicates the number of shares that a person has the right to acquire within 60 days of December 31, 2005 pursuant to the exercise of options.

Name	Common Stock	Options Exercisable Within 60 Days	% of Common Stock
Tambra L. G. Bailie	5,922	15,000	*
Robert B. D. Batlivala	2,922	30,000	*
Walter M. Beale, Jr.	43,421	30,000	*
Alan S. Farrior	12,248	30,000	*
Norman W. Gayle, III(1)	1,010,125	52,500	2.9%
Michael J. Gough	5,922	20,000	*
David Lacefield	0	15,000	*
W. Michael Lefler(2)	0	10,000
Mark J. Morrison	0	0	*
Hopson B. Nance(3)	30,234	85,000	*
Mark E. Schwarz(4)	3,050,700	0	8.3%
Donald W. Thornton(5)	451,166	157,500	1.7%
Kevin J. Tierney	4,803	10,000	*
T. Owen Vickers, Sr.	54,822	25,000

All Directors and Executive Officers as a Group (19 persons)	4,723,157	586,800	14.4%

*	less than 1%
(1)	Includes (i) 5,750 shares held in Mr. Gayle’s Individual Retirement Account, and (ii) 32,191 shares allocated to Mr. Gayle’s 401(k) plan account.
(2)	Resigned, effective July 15, 2005.
(3)	Includes 6,702 shares allocated to Mr. Nance’s 401(k) plan account.
(4)	Shares held by Newcastle Partners, L.P. Mr. Schwarz is the managing member of Newcastle Capital Group L.L.C., a Texas limited liability company, which is the general partner of Newcastle Capital Management, L.P., a Texas limited partnership, which in turn is the general partner of Newcastle Partners, L.P., a Texas limited partnership.
5)	Includes 38,198 shares allocated to Mr. Thornton’s 401(k) plan account.

Tabular Information Concerning Equity Based Compensation

The following table sets forth information as of December 31, 2004 concerning our equity compensation plans, including the LTIP and Incentive Compensation Plan for employees as well as our Non-Employee Director Stock Plan.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	1,553,811	$5.38	2,287,362
Equity compensation plans not approved by security holders	15,000	$23.13	—

Total	1,568,811	$5.55	2,287,362

Item 13. Certain Relationships and Related Transactions

In connection with the Settlement and Standstill Agreement with the Newcastle Group discussed above under the caption “Directors and Executive Officers of Registrant,” Vesta’s Board of Directors agreed to follow the recommendation of Vesta’s stockholders with respect to the Newcastle Group’s proposal that it be reimbursed for $400,000 in expenses incurred in relation to matters involving the conduct of Vesta’s annual meeting of stockholders held on November 17, 2005. At that meeting, more than a majority of the votes cast voted in favor of the Newcastle Group’s proposal, and Vesta reimbursed Newcastle Group $400,000 of its expenses.

During 2004 and 2005, the law firm of Balch & Bingham LLP, of which Walter M. Beale, Jr., one of our directors, is a partner, rendered various legal services to Vesta and certain of its subsidiaries. The fees paid by us to Balch & Bingham during 2004 and 2005 were less than 2% of Balch & Bingham’s total consolidated gross revenues for each of these years, respectively.

Item 14. Principal Accountant Fees and Services

Audit and Related Fees

Audit Fees.    The aggregate fees and expenses billed or to be billed by PricewaterhouseCoopers LLP for professional services for the audit of Vesta’s annual consolidated financial statements, reviews of the consolidated interim financial statements, and other services normally provided in connection with statutory and regulatory filings were $6,671,328 in the period 2004 through May 24, 2006 in connection with the 2004 audit, and $1,870,719 in 2003.

Audit Related Fees.    The aggregate fees and expenses billed or to be billed by PricewaterhouseCoopers LLP for assurance and related services reasonably related to the performance of the audit of our annual consolidated financial statements, or the reviews of our consolidated interim financial statements, but not reported as audit fees, were $38,011 in the period 2004 through May 24, 2006 in connection with the 2004 audit and $63,581 in 2003. These Audit Related services include audits of benefit plans, consultations concerning financial accounting and reporting standards and other audit related services.

Tax Fees.    The aggregate fees and expenses billed or to be billed by PricewaterhouseCoopers LLP for professional services for tax compliance, tax advice and tax planning were $132,501 during the period 2004 through May 24, 2006 in connection with the 2004 audit, and $147,646 in 2003.

All Other Fees.    The aggregate fees billed to Vesta for all other services rendered by PricewaterhouseCoopers LLP were $3,000 during the period 2004 through May 24, 2006 in connection with the 2004 audit, and $-0- in 2003.

Approval of Independent Auditor Services and Fees.

The Audit Committee, or any of its members acting pursuant to delegated authority, is required to pre-approve the engagement of our independent auditor to conduct an audit of our financial statements, as well as any permitted non-audit services performed by the independent auditor. To fulfill this requirement, our Audit Committee specifically approves the engagement of the Company’s independent auditor to conduct an audit of the Company’s and its subsidiaries’ financial statements, including the engagement terms and fees. Such audit services include audit work performed on the financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits and discussions surrounding the proper application of financial accounting and/or reporting standards.

In addition to the audit services specifically approved each year in connection with the annual engagement of our independent auditor, our Audit Committee has adopted a policy to pre-approve certain additional services in each of the following categories:

•	Audit related services, including financial statement audits of employee benefit plans, agreed upon or expanded procedures relating to accounting and/or billing records, internal control reviews and assistance with internal control of reporting requirements, consultations on audit related items and attest services not required by statute or regulations;

•	Tax services which include assistance with tax audits and appeals, tax advice related to mergers and acquisitions, compliance matters, including preparation of tax returns and claims for refunds and reviews of tax returns; and

•	Other services not captured in the other categories that are not prohibited by the SEC regulations governing auditor independence.

The Audit Committee’s pre-approval policy permits the independent auditor to provide audit related services and tax services without the need for specific approval each time such services are rendered. The Audit Committee’s pre-approval policy does not permit the rendering of any other services without specific pre-approval. During the year, the Audit Committee requires management to report the fees incurred in connection with the rendering of the audit related services and tax services that have been pre-approved. Also during the year, if circumstances arise which make it necessary to engage the independent auditor for additional other services, management must request specific approval before such services may be rendered.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and

Reports on Form 8-K

(a) Index of documents filed as a part of this report:

Page of this Report
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm	83
Consolidated Balance Sheets at December 31, 2004 and 2003	87
Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2004	88
Consolidated Statements of Stockholders’ (Deficit) Equity for each of the years in the three-year period ended December 31, 2004	89
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004	90
Notes to Consolidated Financial Statements	91
(2) Schedules Supporting Financial Statements for the three years ended December 31, 2004
II. Condensed Financial Information of Registrant (Parent Company)	176
III. Supplemental Insurance Information (Consolidated)	179
IV. Reinsurance (Consolidated)	181
V. Valuation and Qualifying Accounts (Consolidated)	181
Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X

(3) Exhibits
Exhibits are listed in the index of Exhibits at page .	173

(b) Reports on Form 8-K: Current reports were filed on Form 8-K on October 7, 2004 concerning projected hurricanes losses; October 21, 2004 concerning an amendment to its agreement to dispose American Founders; November 9, 2004 concerning an adverse litigation ruling and the delay of its third quarter earnings information; November 9, 2004 concerning its amended and restated credit agreement; November 16, 2004 concerning preliminary third quarter earnings results and the delay of the filing of its 10-Q due to an error discovered in the Company’s balance sheet from prior periods; November 19, 2004 concerning non-reliance on previously issued financial statements; and November 24, 2004 concerning certain information normally included in a Form 10-Q.

EXHIBITS INDEX

Exhibit No.	Description
3.2	By-Laws of the Company (Amended and Restated as of October 1, 1993) (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on October 18, 1993 and incorporated herein by reference (File No. 1-12338))

4.1	Indenture between the Company and Southtrust Bank of Alabama, National Association, dated as of July 19, 1995 (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))

4.2	Supplemental Indenture between the Company and Southtrust Bank of Alabama, National Association, dated July 19, 1995 (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995, filed on March 28, 1996 and incorporated herein by reference (File No. 1-12338))

4.3	Indenture dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina, as trustee (filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338))

4.4	Amended and Restated Declaration of Trust, dated as of January 31, 1997, of Vesta Capital Trust I (filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated herein by reference (File No. 1-12338))

4.5	Capital Securities Guarantee Agreement, dated as of January 31, 1997, between the Company and First Union National Bank of North Carolina, as trustee (filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 and incorporated by reference (File No. 1-12338))

10.1†	Amended and Restated Management Agreement between J. Gordon Gaines, Inc. and Vesta Fire Insurance Corporation and its subsidiary and affiliated companies, effective as of January 1, 1999 (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference)

10.2†	Attorney-in-Fact Agreement between Select Insurance Services, Inc. and Texas Select Lloyds Insurance Company, effective as of July 1st, 2002 (cancelled October 1, 2005).

10.3†	Attorney-in-Fact Agreement between Select Insurance Services, Inc. and the underwriters at Texas Select Lloyds Insurance Company, effective the 1st day of October, 2005.

10.4†	Managing General Agency Agreement between Florida Select Insurance Agency, Inc. and Florida Select Insurance Company

10.5	Office Lease between the Company and Torchmark Development Corporation, dated as of April 20, 1992 (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1993, filed on March 28, 1994 and incorporated herein by reference)

10.6	Amended and Restated Credit Agreement by and among Vesta Insurance Group, Inc. and First Commercial Bank establishing a $30 million Revolving Credit Facility dated September 30, 2004. (filed as an exhibit to the Company’s Form 8-K filed November 9, 2004, and incorporated herein by reference)

10.7	Stock Pledge Agreement, dated September 30, 2004, by Vesta Insurance Group, Inc. in favor of First Commercial Bank, (filed as an Exhibit to the Company’s Form 8-K filed November 9, 2004 and incorporated herein by reference)

Exhibit No.	Description
10.8	Termination of Amended and Restated Credit Agreement with First Commercial Bank, dated August 31, 2005 (filed as Exhibit 10.1 to Form 8-K filed September 7, 2005 and incorporated herein by reference).

10.9	Form of Restricted Stock Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-68114) of Vesta Insurance Group, Inc., filed on August 31, 1993 and incorporated herein by reference)

10.10*	The Company’s Incentive Compensation Plan (filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on April 9, 2001 and incorporated herein by reference)

10.11*	The Company’s Long Term Incentive Plan as amended effective as of August 27, 1999 (filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on August 9, 1999) and incorporated herein by reference

10.12*	Form of Non-Qualified Stock Option Agreement entered into by and between the Company and certain of its executive officers and directors (filed as an exhibit to the Company’s Form 8-K filed on April 20, 2005 and incorporated herein by reference)

10.13	The Company’s Non-Employee Director Stock Plan (filed as an exhibit to the Company’s 10-Q for the quarter ended March 30, 2000, filed on May 15, 2000 and incorporated herein by reference)

10.14	Employment Agreement between the registrant and Norman W. Gayle, III, dated as of September 30, 1999. (filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

10.15	Employment Agreement between the registrant and Donald W. Thornton, dated as of September 30, 1999. (filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

10.16	Vesta Insurance Group, Inc. Executive Officer Incentive Compensation Plan. (filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on November 5, 1999 and incorporated herein by reference.)

10.17	Settlement Agreement, made as of July 23, 2001, relating to the Vesta Insurance Group, Inc. Executive Officer Incentive Compensation Plan (filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.18	Employment Agreement between the registrant and Hopson B. Nance, dated as of February 24, 2003 (filed as an exhibit to the Company’s Form 10-Q for the period ending June 30, 2003 and incorporated herein by reference.)

10.19†	Voluntary Resignation and Release Agreement between the Company and Hopson B. Nance, entered into on November 30, 2005.

10.20†	50% Quota Share Reinsurance Agreement Effective July 1, 2004.

10.21†	25% Endorsement to Quota Share Reinsurance Agreement, effective December 1, 2004.

10.22†	50% Quota Share Reinsurance Agreement, effective July 1, 2005.

10.23†	25% Quota Share Reinsurance Agreement, effective December 1, 2005.

10.24†	Stock Purchase Agreement between Vesta Fire Insurance Corporation and Sagicor USA, Inc., dated as of June 1, 2005.

Exhibit No.	Description
10.25†	Stock Purchase Agreement by and among Vesta Insurance Group, Inc., Vesta Fire Insurance Corporation, New Affirmative, LLC., J.C. Flowers I, L.P. and Delaware Street Capital Master Fund, L.P., dated as of June 14, 2005.

21.0†	Subsidiaries of Vesta Insurance Group, Inc.

23.1†	Consent of PricewaterhouseCoopers LLP

31.1†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1†	Comments concerning forward looking statements

*	These are the Company’s compensatory plans.
†	Filed herewith.

Vesta Insurance Group, Inc.

(Parent Company)

Schedule II—Condensed

Balance Sheets

(in thousands except share data)

	At December 31,
	2004	2003
		(Restated)
Assets
Investment in affiliates*	$153,977	$316,388
Investment in unconsolidated subsidiary	40,487	—

Total investments	194,464	316,388
Cash	61	68
Receivable from litigation settlement	—	—
Other assets	800	2,400

Total assets	$195,325	$318,856

Liabilities
Other liabilities	$84,099	$61,829
Line of credit	30,000	30,000
Long term debt	127,001	126,992

Total liabilities	241,100	218,821
Stockholders’ (deficit) equity
Preferred stock $.01 par value, 5,000,000 shares, authorized, issued:
2004—0 and 2003—0	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, issued:
2004—36,566,835 and 2003—38,545,788 shares	386	385
Additional paid-in capital	242,702	245,410
Accumulated other comprehensive income, (net of tax expense of $9,096 in 2004 and 2003, respectively)	2,788	10,122
Accumulated deficit	(268,132)	(131,475)
Treasury stock	(18,263)	(18,263)
Restricted stock	(5,256)	(6,144)

Total stockholders’ (deficit) equity	(45,775)	100,035

Total liabilities and stockholders’ (deficit) equity	$195,325	$318,856

*	Eliminated in consolidation

Vesta Insurance Group, Inc.

(Parent Company)

Schedule II—Condensed Statements of Operations

(in thousands)

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Revenues:
Net other income (loss)	$2,246	$4,500	$(2,775)
Gain on litigation settlement	—	—	16,000

Total revenues	2,246	4,500	13,225
Expenses:
Interest expenses	12,028	12,506	14,230
Operating expenses	7,536	7,331	13,388
Gain on debt extinguishment	—	(602)	(9,477)

Total expenses	19,564	19,235	18,141
Net loss before income tax, equity in earnings of investee, and equity in earnings of affiliates	(17,318)	(14,735)	(4,916)
Income tax benefit	—	7,332	1,730

Loss before equity in earnings of investee and equity in earnings of affiliates	(17,318)	(7,403)	(3,186)
Equity in earnings of investee	2,463	—	—
Equity in earnings of affiliates*	(121,802)	(112,391)	(28,712)

Net loss	$(136,657)	$(119,794)	$(31,898)

*	Eliminated in consolidation

Vesta Insurance Group, Inc.

(Parent Company)

Schedule II—Condensed Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Cash provided by operations	$2,701	$3,625	$14,074
Cash provided by investing activities:
Net decrease in short-term investments			—

Cash provided by in investing activities			—
Cash used in financing activities:
Dividends paid	(2,708)	(3,568)	(3,658)
Acquisition of common stock		—	(949)
Net change in short term debt		—	36
Retirement of debt and deferrable capital securities			(9,492)

Cash (used in) provided from financing activities	(2,708)	(3,568)	(14,063)
Net (decrease) increase in cash	(7)	57	11

Cash balance at beginning of period	$68	$11	$—

Cash balance at end of period	$61	$68	$11

Vesta Insurance Group, Inc.

Schedule III—Supplemental Insurance Information (Consolidated)

As of December 31, 2004 and 2003

(in thousands)

	Deferred Policy Acquisition Costs	Future Policy Benefits, Loss and Loss Adjustment Expense Reserve	Unearned Premiums
As of December 31, 2004
Standard Property—Casualty	$(2,086)	$190,961	$259,587
Life Insurance	30,393	693,711
Non-Standard Automobile	—	62,104
Discontinued Operations	—	65,794

	$28,307	$1,012,570	$259,587

As of December 31, 2003 (Restated)
Standard Property—Casualty	$17,953	$166,466	$243,216
Life Insurance	19,739	678,720	—
Non-Standard Automobile	13,845	110,191	85,949
Discontinued Operations	—	77,702	—

	$51,537	$1,033,079	$329,165

Vesta Insurance Group, Inc.

Schedule III—Supplemental Insurance Information (Consolidated)

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	Net Earned Premium	Net Investment Income	Benefits, Claim and Loss Adjustment Expenses	Amortization of DAC	Other Operating Expenses	Net Premium Written
As of December 31, 2004
Standard Property-Casualty	$225,561	—	$217,914	$25,872	$65,819	174,307
Life Insurance	9,594	$25,885	22,977	(6)	7,358	9,594
Non-standard Underwriting	130,606	—	90,423	35,523	11,120	127,917
Non-standard Auto Agency	—	—	—	—	68,331	—
Corporate and other	—	9,402	—	—	13,386	—
Eliminations	—	—	—	(7,998)	(41,065)	—

	$365,761	$35,287	$331,314	$53,391	$124,949	$311,818

As of December 31, 2003 (Restated)
Standard Property-Casualty	$302,138	—	$207,677	$64,535	$44,480	$263,808
Life Insurance	8,806	$26,474	21,293	1,021	7,661	6,466
Non-standard Underwriting	167,411	—	114,426	49,962	18,706	179,584
Non-standard Auto Agency	—	—	—	—	126,593	—
Corporate and other	—	12,041	—	—	19,100	—
Eliminations	—		—	(28,821)	(67,988)	—

	$478,355	$38,515	$343,396	$86,697	$148,552	$449,858

As of December 31, 2002 (Restated)
Standard Property-Casualty	$319,823		$221,549	$71,749	$39,933	$354,360
Life Insurance	10,506	$33,836	23,283	2,720	7,573	10,506
Non-standard Underwriting	161,477	—	100,278	50,109	16,943	181,349
Non-standard Auto Agency	—	—	—	—	118,445	—
Corporate and other	—	17,792	—	—	25,428	—
Eliminations	—	(1,012)	—	(34,100)	(41,978)	—

	$491,806	$50,616	$345,110	$90,478	$166,344	$546,215

Vesta Insurance Group, Inc.

Schedule IV—Reinsurance (Consolidated)

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

Premiums Earned	Gross Direct Amount	Ceded to other Companies	Assumed from other Companies	Net Amount	Percentage of Amount Assumed to Net
2004	614,777	267,617	18,759	365,919	5.13%
2003 (Restated)	761,814	314,399	40,329	487,744	8.27%
2002 (Restated)	670,319	241,648	88,655	517,326	17.14%

Vesta Insurance Group, Inc.

Schedule V—Valuation and Qualifying Accounts (Consolidated)

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Deductions	Balance at End of Period
Allowance for premiums in course of collection:
2004	383	1,343	1,028	698
2003 (Restated)	897	1,949	2,463	383
2002	2,684	760	2,547	897

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VESTA INSURANCE GROUP, INC.

/S/ DAVID W. LACEFIELD
David W. Lacefield President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID W. LACEFIELD David W. Lacefield	Director, President & CEO	May 24, 2006

/S/ JOHN HINES John Hines	Chief Financial Officer (Principal Financial Officer)	May 24, 2006

/S/ E. MURRAY MEADOWS E. Murray Meadows	Controller (Principal Accounting Officer)	May 24, 2006

/S/ TAMBRA L.G. BAILIE Tambra L.G. Bailie	Director	May 24, 2006

/S/ ROBERT B. D. BATLIVALA, PHD. Robert B. D. Batlivala, PhD.	Director	May 24, 2006

/S/ WALTER M. BEALE, JR. Walter M. Beale, Jr.	Director	May 24, 2006

Kevin J. Tierney	Director	May 24, 2006

/S/ ALAN S. FARRIOR Alan S. Farrior	Director	May 24, 2006

/S/ MICHAEL J. GOUGH Michael J. Gough	Director	May 24, 2006

Mark J. Morrison	Director	May 24, 2006

/S/ MARK E. SCHWARZ Mark E. Schwarz	Director	May 24, 2006

/S/ T. OWEN VICKERS, SR. T. Owen Vickers, Sr.	Director	May 24, 2006

/S/ NORMAN W. GAYLE, III Norman W. Gayle, III	Director	May 24, 2006